Form 10-Q
period 1996-03-31
OPTION CARE INC/DE
filed 1996-05-14
CIK 884064

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the first quarter ended March 31, 1996


                         Commission file number 0-19878


                               OPTION CARE, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                 36-3791193
(State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


100 Corporate North
Suite 212
Bannockburn, Illinois                                              60015
(Address of principal executive office)                          (zip code)

Registrant's telephone number, including area code:          (847) 615-1690

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   [X]        NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                Class                     Outstanding as of April 30, 1996
     Common Stock - .01 par value                    9,981,348

                                     INDEX
                        OPTION CARE, INC. & SUBSIDIARIES



PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                            PAGE NO.

          Condensed Consolidated Balance Sheets - March 31, 1996
          and December 31, 1995........................................    3

          Condensed Consolidated Statements of Operations -
          Three Months Ended March 31, 1996 and 1995...................    4

          Condensed Consolidated Statement of Stockholders' Equity -
          Three Months Ended March 31, 1996............................    5

          Condensed Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1996 and 1995...................    6

          Notes to Condensed Consolidated Financial Statements.........    7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations................    8


PART II   OTHER INFORMATION

Item 6.   Exhibits.....................................................   10

                       PART I.  FINANCIAL INFORMATION
                     OPTION CARE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share data)
                                (Unaudited)

                                                March 31,       December 31,
                                                   1996            1995
                                                ---------       ------------
ASSETS
Current assets:
  Cash and cash equivalents................        $   456          $   389
  Accounts receivable, net.................         15,868           15,807
  Inventories..............................          1,221            1,292
  Deferred income taxes....................          1,402            1,402
  Other current assets.....................          3,299            3,748
                                                   -------          -------
     Total current assets..................         22,246           22,638

Property and equipment, net................          3,442            3,260
Goodwill...................................         30,398           30,228
Other assets...............................          3,802            1,642
                                                   -------          -------
     Total assets..........................        $59,888          $57,768

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt........       $  9,554         $  1,341
  Trade accounts payable...................          2,227            2,849
  Accrued wages & related employee benefits          1,607            1,810
  Accrued expenses.........................            641            1,193
                                                  --------         --------
     Total current liabilities.............         14,029            7,193

Long-term debt, excluding current portion..            937            6,696
Deferred income taxes......................          1,024            1,024
Minority interest..........................            332              296
                                                   -------          -------
     Total liabilities.....................         16,322           15,209

Stockholders' equity:
  Common stock, $.01 par value, 30,000,000
    shares authorized, 9,981,348 and 9,915,460
    shares issued and outstanding at March 31,
    1996 and December 31, 1995.............            100              100
  Additional paid-in capital...............         41,369           41,125
  Retained earnings........................          2,097            1,334
                                                   -------          -------
     Total stockholders' equity............         43,566           42,559
     Total liabilities and stockholders'
       equity..............................        $59,888          $57,768

See accompanying notes to condensed consolidated financial statements.

                   OPTION CARE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                  (In thousands, except per share data)
                               (Unaudited)

                                        THREE MONTHS ENDED
                                              March 31,
                                         1996          1995
                                        --------------------
Revenues:
  Royalty fees and other              $ 3,131         $ 2,913
  Product sales                         2,323           3,219
  Patient care services                 9,572           9,271
                                      -------         -------
     Total revenues                    15,026          15,403
Cost of revenues                       10,576          10,873
                                      -------         -------
      Gross profit                      4,450           4,530

Selling, general and
  administrative expenses               2,550           2,890
Provision for doubtful accounts           358             368
Amortization of goodwill                  220             208
                                      -------         -------
    Total operating expenses            3,128           3,466

Operating income                        1,322           1,064
Other income, net                         112              39
                                      -------         -------
Income before income taxes              1,434           1,103
Income tax expense                        671             548
                                      -------         -------
Net income                            $   763         $   555
Net income per common and
  common equivalent share             $  0.08         $  0.06
Weighted average common
  and common equivalent
  shares outstanding                   10,018           9,944

See accompanying notes to condensed consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                      (In thousands, except share data)
                                 (Unaudited)


                                        Additional                  Total
                                Common    Paid-in    Retained    Stockholders'
                                 Stock     Capital    Earnings       Equity
                               -------   ---------    --------     ---------
Balances, December 31, 1995... $   100   $ 41,125     $  1,334     $  42,559

Net income...................      ---        ---          763           763

Issuance of 65,888 shares of
   common stock..............      ---        244          ---           244
                               -------   --------     --------     ---------
Balances, March 31, 1996..     $   100   $ 41,369     $  2,097     $  43,566

See accompanying notes to condensed consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                (In thousands)
                                 (Unaudited)

                                                              1996      1995
                                                             --------  ------
Cash flows from operating activities:
  Net income...............................................  $    763  $ 555
  Adjustments to reconcile net income to net cash
       provided by operating activities:
    Depreciation and amortization...........................      514    460
    Provision for doubtful accounts.........................      259    368
    Change in assets and liabilities net of effects
       from purchase of businesses..........................   (1,654)  (954)
                                                              -------   -----
Net cash provided by operating activities...................     (118)   429

Cash flows from investing activities:
  Additions to other assets.................................   (2,032)   ---
  Payments for purchases of property and equipment..........     (480)  (408)
                                                               ------   -----
Net cash used in investing activities.......................   (2,512)  (408)

Cash flows from financing activities:
  Net borrowings on revolving credit facility...............    2,300    600
  Net (payments) borrowing of other long-term debt..........      153   (269)
  Proceeds from issuance of stock...........................      244    ---
                                                               ------   ----
    Net cash provided by financing activities...............    2,697    331
                                                               ------   ----
Net increase in cash........................................       67    352

Cash and cash equivalents, beginning of period..............      389    231
                                                               ------   ----
Cash and cash equivalents, end of period....................  $   456 $  583

See accompanying notes to condensed consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                           March 31, 1996 and 1995

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Discussion of Results of Operations for the First Quarter Ended March 31, 1996.

For the first quarter ended March 31, 1996 Option Care, Inc. reported a $0.2 million or 37.5 percent increase in net income compared to net income for the similar period in 1995.

Patient care services revenue rose $0.3 million or 3.2 percent due to the results of acquisitions made by the Company during 1995 as well as the first three months of 1996. Royalty fees and other revenues for the first quarter of fiscal 1996 increased 7.5 percent, reflecting increased fees earned from the sale of six new franchise locations sold during this period. The Company has a number of franchise contracts up for renewal in 1996 and 1997. The majority of outstanding contracts extend to 2004 and beyond. Management generally makes extensive efforts to renew its franchise agreements, since existing franchises provide a greater royalty stream than new franchises. The terms of the renewal agreements may not be identical to those under existing agreements. The loss of larger, mature franchises could lead to a decrease in base royalties, which may or may not be offset by same store growth. If the loss of a franchise is due to acquisition by the Company, there may be an increase in patient care services revenue to offset the decrease in royalty fees and product sales revenue.

Product sales revenues decreased $0.9 million or 27.8 percent due primarily to the Company's continued transition to have franchises billed directly by selected manufacturers. The administrative fees that the Company recognizes from such sales are recorded as other income rather than as revenue. Management expects the transition to continue to have a negative effect on gross profit but an immaterial effect on net income. As a result of declining product sales, total revenues for the first quarter of fiscal 1996 decreased $0.4 million or
2.4 percent.

Gross profit for the first quarter of fiscal 1996 decreased $0.1 million or 1.8 percent from gross profit for the same period in fiscal 1995. This decline was primarily due to the planned reduction in product sales. Gross profit as a percentage of revenues ("gross margin") increased slightly to 29.6 percent in the first quarter of fiscal 1996 from 29.4 percent in the comparable period of fiscal 1995. The increase in gross margin during the first quarter 1996 was due primarily to increased franchise origination fees offset by the decline in product sales revenue. The effect of this combination was enough to counter the growth in revenues from patient care services (associated with Company-owned Option Care offices) which have a higher cost of revenue than the Company's franchise business.

Operating expenses in the first quarter of fiscal 1996 decreased $0.3 million or 9.8 percent compared to the same period in fiscal 1995. Selling, general and administrative expenses decreased 11.8 percent as a result of increased personnel productivity and streamlining of headquarters operations.

Pretax income for the first quarter of fiscal 1996 increased $0.3 million or
30.0 percent over the comparable period of fiscal 1995, primarily as a result of the decrease in operating expenses.

The effective combined federal and state income tax rate was 46.8 percent in the first quarter of fiscal 1996 versus 49.7 percent for the first quarter of fiscal 1995. The effective tax rate is higher than the federal statutory tax rate of 34% due to non-tax deductible expenses, primarily goodwill amortization, and state income taxes. The non-deductible portion of the Company's expenses is essentially fixed, resulting in a decreasing effective tax rate with increasing pre-tax income.

Liquidity and Capital Resources

The Company's working capital was $8.2 million at March 31, 1996, compared with $15.4 million on December 31, 1995. The decrease is due to the reclassification of the Company's bank line of credit to a short term liability.

The existing credit facility provides the Company with a maximum borrowing capacity of $12.0 million through January, 1997 subject to certain financial covenants. The Company's most recent revolving credit extension received in December, 1995 increased the total line of credit availability and allows for the issuance of subordinated debt. Management believes that cash flow from operations, in conjunction with borrowing availability under its credit facility, will be sufficient to meet the cash needs of the business for the immediate future, but that additional long-term financing will be needed to meet the Company's acquisition plans. There are no guarantees that such financing will be available or available at an acceptable cost.

Agreements relating to the purchase of certain franchises in 1993 and 1992 provide the minority shareholders of such franchises the option to require the Company to purchase the remaining minority interest ownership of such subsidiaries, or alternatively, to exchange their subsidiary stock for the Company's common stock. The Company is unable to predict the likelihood of these options being exercised by the minority shareholders, however, the Company believes the exercise of such options could require the Company to seek additional debt or equity financing for which there are no guarantees that the Company will have such sources available or at an acceptable cost.

There are currently various proposals under development to enact health care a reform on national, state and local level. It is not possible at this time to predict the impact which any such changes may have on providers of home infusion therapy and on the Option Care offices.

PART II   OTHER INFORMATION

Item 4    Submissions of Matters to a Vote of Security Holders

          None.


Item 6 (a)     Exhibits

     11.  Computations of Per Share Earnings


Item 6 (b)     Reports on Form 8-K or Form 8

          None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OPTION CARE, INC.



                              By:  J. Jeffrey Fox
                                   J. Jeffrey Fox, Vice President and
                                   Chief Financial Officer


                              Date:     May 10, 1996

                                                         Exhibit 11

                       OPTION CARE, INC. AND SUBSIDIARIES
                       COMPUTATIONS OF PER SHARE EARNINGS
                       (In thousands, except share data)




                                             THREE MONTHS ENDED
                                                 March 31
                                             ------------------
                                              1996        1995
                                             --------  --------
 Net income.............................    $   763     $   555
 Weighted average shares issued.........      9,981       9,936
 Additional shares included assuming
   exercise of stock options using
   treasury stock method................         37           8
Weighted average common shares and
  common share equivalents..............     10,018       9,944

Net income per common and common
  equivalent share......................    $  0.08     $  0.06
