Form 10-Q
period 1996-06-30
OPTION CARE INC/DE
filed 1996-08-13
CIK 884064

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the second quarter ended June 30, 1996


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

                           YES    X         NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                       Outstanding as of July 31, 1996
     Common Stock - .01 par value                         9,993,688

                                    INDEX
                        OPTION CARE, INC. & SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                            PAGE NO.

          Condensed Consolidated Balance Sheets - June 30, 1996
          and December 31, 1995........................................    3

          Condensed Consolidated Statements of Operations -
          Three and Six Months Ended June 30, 1996 and 1995............    4

          Condensed Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1996 and 1995......................    5

          Consolidated Statement of Stockholders' Equity -
          Six Months Ended June 30, 1996...............................    6

          Notes to Condensed Consolidated Financial Statements.........    7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations................    8

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders..........   11

Item 6.   Exhibits.....................................................   13

                        PART I.  FINANCIAL INFORMATION
                      OPTION CARE, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)
                                (Unaudited)

                                                  June 30,       December 31,
                                                    1996            1995
                                                  --------       ------------
Current assets:
  Cash and cash equivalents ...............        $   738          $   389
  Accounts receivable, net.................         18,784           15,807
  Inventories..............................          1,328            1,292
  Deferred income taxes....................            626            1,402
  Other current assets.....................          4,765            3,748
                                                   -------          -------
     Total current assets..................         26,241           22,638

Property and equipment, net................          3,645            3,260
Goodwill...................................         31,296           30,228
Other assets...............................          2,434            1,642
                                                   -------          -------
     Total assets..........................        $63,616          $57,768

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt........        $ 1,067          $ 1,341
  Trade accounts payable...................          3,091            2,849
  Accrued wages & related employee benefits          2,001            1,810
  Accrued expenses.........................          1,156            1,193
                                                   -------          -------
     Total current liabilities.............          7,315            7,193

Long-term debt, excluding current portion..         10,687            6,696
Deferred income taxes......................          1,024            1,024
Minority interest..........................            164              296
                                                   -------          -------
     Total liabilities.....................         19,190           15,209

Stockholders' equity:
  Common stock, $.01 par value, 30,000,000
    shares authorized, 9,993,688 and 9,915,460
    shares issued and outstanding at
    June 30, 1996 and December 31, 1995,
    respectively...........................            100              100
  Additional paid-in capital...............         41,403           41,125
  Retained earnings........................          2,923            1,334
                                                   -------          -------
     Total stockholders' equity............         44,426           42,559
                                                   -------          -------
     Total liabilities and stockholders'
       equity.............................        $63,616          $57,768

     See accompanying notes to condensed consolidated financial statements.
                   OPTION CARE, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                  (In thousands, except per share data)
                               (Unaudited)
                               Three Months Ended       Six Months Ended
                                   June 30,                June 30,
                                1996       1995          1996       1995
                               ------------------       -----------------
Revenues:

    Royalty Fees & Other          $ 3,217  $ 3,004       $ 6,348    $ 5,917
    Product Sales                   2,266    3,095         4,589      6,314
    Patient Care Services          11,943   10,080        21,515     19,351
                                  -------  -------       -------    -------
       Total revenues              17,426   16,179        32,452     31,582

Cost of Revenues                   12,492   11,428        23,068     22,301
                                  -------  -------       -------    -------
    Gross Profit                    4,934    4,751         9,384      9,281

Selling, General and
  Administrative Expenses           2,605    2,697         5,155      5,587
Provision for Doubtful Accounts       589      373           947        741
Amortization of Goodwill              257      209           477        417
                                   ------   ------        ------     ------
  Total Operating Expenses          3,451    3,279         6,579      6,745

Operating Income                    1,483    1,472         2,805      2,536
Other Income (Expense), Net            15     (108)          127        (69)
                                  -------  -------       -------    -------
Income Before Income Taxes          1,498    1,364         2,932      2,467
Income Tax Expense                    672      628         1,343      1,176
                                  -------  -------       -------    -------
Net Income                        $   826   $  736       $ 1,589    $ 1,291

Net Income Per Common &
  Common Equivalent Share         $  0.08   $ 0.07       $  0.16    $  0.13

Weighted Average Common &
  Common Equivalent Shares
  Outstanding                      10,241    9,956        10,181      9,950

    See accompanying notes to condensed consolidated financial statements.

                     OPTION CARE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                               (In thousands)
                                (Unaudited)

                                                               1996      1995
                                                             -------  - ------
Cash flows from operating activities:
  Net income..............................................   $ 1,589   $ 1,291
    Adjustments to reconcile net income to net cash
      provided by operating activities:
     Depreciation and amortization........................     1,098       940
     Provision for doubtful accounts......................       947       741
     Change in assets and liabilities net of effects
      from purchase of businesses.........................    (3,009)   (1,612)
                                                             --------   --------
  Net cash (used) provided by operating activities........       625     1,360
                                                             --------   -------
Cash flows from investing activities:
  Payments for purchases of property and equipment........    (1,007)     (720)
  Additions to other assets...............................    (3,264)     (348)
                                                             --------   -------
  Net cash used in investing activities...................    (4,271)   (1,068)

Cash flows from financing activities:
  Net borrowings (repayments)on revolving credit facility.     3,000       (20)
  Borrowings (repayments) of other long-term debt.........       717      (316)
  Proceeds from issuance of stock ........................       278         3
     Net cash provided (used) by financing activities.....     3,995      (333)
                                                              ------      -----
Net increase (decrease) in cash...........................       349       (41)

Cash and cash equivalents, beginning of period............       389       231
                                                              ------      -----
Cash and cash equivalents, end of period..................   $   738    $  190
                                                             =======    =======

    See accompanying notes to condensed consolidated financial statements.

                     OPTION CARE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 1996
                     (In thousands, except share data)
                                (Unaudited)



                                           Additional               Total
                                  Common    Paid-in   Retained  Stockholders'
                                   Stock     Capital  Earnings      Equity
                                  -------   --------  --------   ------------
Balances, December 31, 1995...... $   100   $ 41,125  $  1,334    $ 42,559

Net income.......................   -----      -----     1,589       1,589

Issuance of 12,340 shares of
  common stock in conjunction
  with exercise of employee
  stock options and 65,888 shares
  in conjunction with purchase of
  minority interest..............   -----         278     -----        278
                                  -------    --------  --------   --------
Balances, June 30, 1996.......... $   100    $ 41,403  $  2,923   $ 44,426

    See accompanying notes to condensed consolidated financial statements. OPTION CARE, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                       June 30, 1996 & 1995


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Any forward looking statements in the following discussion relating to acquisitions or other business development activities and to future competition or regulation involve risks and uncertainties that could significantly affect anticipated results in the future. These risks and uncertainties include, but are not limited to, uncertainties relating to acquisitions and divestitures, sales and renewals of franchises, government and regulatory policies, general economic conditions and changes in the competitive environment in which the Company operates.

Discussion of Results of Operations for the Second Quarter Ended June 30, 1996.

For the second quarter ended June 30, 1996 Option Care, Inc. reported a 12% increase in net income compared to net income for the similar period in 1995. Total revenues increased $1.2 million or 8% over revenues for the same period in 1995.

Royalty fees and other revenues increased 7%, with royalty declines due to franchise acquisitions and other closures offset by franchise sales revenue and franchise termination fees. The Company has franchise contracts up for renewal in 1996 and 1997. The terms of renewal agreements may not be identical to those under existing agreements. The loss of larger, mature franchises reduces royalties, which the Company seeks to offset through new franchise sales and same store growth. Same store royalty growth for 1996 to date is essentially unchanged. The Company continues to actively market new franchise territories, and expects to recognize royalties from these new territories in future periods. When a franchise is acquired by the Company, management expects increased patient care service revenue to offset the decrease in royalty fees and product sales revenue. In certain instances, franchise owners seek termination of the agreement before expiration of the term. The franchise agreement calls for termination fees related to the loss of future royalty streams upon early termination.

Product sales were down $0.8 million or 27% due to a planned transition to direct-billing of franchisees by selected manufacturers. The administrative fees that the Company recognizes from such sales are recorded as other income rather than as revenue. Management expects the transition to have a negative effect on gross profit but an immaterial effect on net income. Management believes that the full effect of the direct-billing change has been recognized at this time.

Patient care services revenue was up $1.9 million or 18%, primarily as a result of 1995 and 1996 acquisitions. Management expects additional revenue growth from franchises and other health care businesses acquired in the second quarter.

Gross profit for the second quarter of fiscal 1996 increased $0.2 million or 4% over gross profit for the same period in fiscal 1995. Gross profit as a percentage of revenues ("gross margin") was 28.3% in the second quarter of fiscal 1996 and 29.4% in the comparable period of fiscal 1995. The decline in gross margin is due primarily to changes in the Company's revenue mix and cost structure. Revenues from patient care services (associated with Company-owned Option Care offices), have a higher cost of revenue than the Company's franchise business and product sales to the franchise network.

Operating expenses in the second quarter of fiscal 1996 increased $0.2 million or 5% compared to the same period in fiscal 1995, due primarily to increased amortization of intangibles and provision for doubtful accounts related to the Company's acquisition program. The allowance for doubtful accounts as a percentage of total accounts receivable was 6.8% at June 30, 1996 compared with 7.1% at December 31, 1995. Operating expenses as a percentage of revenue were 20% in the second quarter of fiscal 1996 and 20% in the comparable period of fiscal 1995.

Other income (expense) consists primarily of vendor administration fees, interest income on accounts and notes receivable and interest expense. For the quarter and year to date, increased vendor administration fees relating to the transition to direct product billing were substantially offset by increased interest expense. The net increase in other income is due primarily to the gain on sale of assets of the Company's Washington state long term care pharmacy.

Pretax income for the second quarter of fiscal 1996 increased $0.1 million or 10% over the comparable period of fiscal 1995, primarily as a result of the increase in revenue.

The Company's effective tax rate was 45% in the second quarter of fiscal 1996 versus 46% for the second quarter of fiscal 1995. The effective tax rate is higher than the federal statutory tax rate of 34% due to state income taxes and non-deductible expenses, primarily goodwill amortization. The non-deductible portion of the Company's expenses is essentially fixed, resulting in a decreasing effective tax rate with increasing pretax income.

Discussion of Results of Operations for the Six Months Ended June 30, 1996.

For the first six months of fiscal 1996, Option Care, Inc. reported a 23% increase in net income compared to net income for the similar period in 1995. Total revenues for the first six months of fiscal 1996 increased $0.9 million or 3% over revenues for the same period in fiscal 1995.

Royalty fees and other revenues increased 7%, with royalty declines due to franchise acquisitions and other closures offset by franchise sales revenue and franchise termination fees. The Company has franchise contracts up for renewal in 1996 and 1997. The terms of renewal agreements may not be identical to those under existing agreements. The loss of larger, mature franchises reduces royalties, which the Company seeks to offset through new franchise sales and same store growth. Same store royalty growth for 1996 to date is essentially unchanged. The Company continues to actively market new franchise territories, and expects to recognize royalties from these new territories in future periods. When a franchise is acquired by the Company, management expects increased patient care service revenue to offset the decrease in royalty fees and product sales revenue. In certain instances, franchise owners seek termination of the agreement before expiration of the term. The franchise agreement calls for termination fees related to the loss of future royalty streams upon early termination.

Product sales were down $1.7 million or 27% due to a planned transition to direct-billing of franchisees by selected manufacturers. The administrative fees that the Company recognizes from such sales are recorded as other income rather than as revenue. Management expects the transition to have a negative effect on gross profit but an immaterial effect on net income. Management believes that the full effect of the direct-billing change has been recognized at this time.

Patient care services revenue was up $2.2 million or 11%, primarily as a result of 1995 and 1996 acquisitions. Management expects additional revenue growth from franchises and other health care businesses acquired in the second quarter.

Gross profit for the first six months of fiscal 1996 increased $0.1 million or 1% over gross profit for the same period in fiscal 1995. Gross profit as a percentage of revenues ("gross margin") was 29% for the first six months of fiscal 1996 and 29% in the comparable period of fiscal 1995.

Operating expenses in the first six months of fiscal 1996 decreased $0.2 million or 2% compared to the same period in fiscal 1995, due primarily to personnel productivity increases offsetting increased amortization of intangibles and provision for doubtful accounts related to acquisitions. Operating expenses as a percentage of revenue were 20% in the first six months of fiscal 1996 and 21% in the comparable period of fiscal 1995.

Other income (expense) consists primarily of vendor administration fees, interest income on accounts and notes receivable and interest expense. For the quarter and year to date, increased vendor administration fees relating to the transition to direct product billing were substantially offset by increased interest expense. The net increase in other income is due primarily to the gain on sale of assets of the Company's Washington state long term care pharmacy.

Pretax income for the first six months of fiscal 1996 increased $0.5 million or 19% over the comparable period of fiscal 1995, as a result of both expense controls and increased revenues.

The Company's effective tax rate was 46% in the first six months of fiscal 1996 versus 48% for the first six months of fiscal 1995. The effective tax rate is higher than the federal statutory tax rate of 34% due to state income taxes and non-deductible expenses, primarily goodwill amortization. The non-deductible portion of the Company's expenses is essentially fixed, resulting in a decreasing effective tax rate with increasing pretax income.

Liquidity and Capital Resources

The Company's working capital was $18.9 million at June 30, 1996, compared with $15.4 million on December 31, 1995. This growth is due primarily to an increase in accounts receivable. Management believes that cash flow from operations, in conjunction with borrowing availability under its credit facility, will be sufficient to meet the cash needs of the business for the immediate future. Future acquisitions of franchised and non-franchised health care businesses may require additional financing.

The existing credit facility, amended July 1, 1996, provides the Company with a maximum borrowing capacity of $15.0 million through January 1998 subject to certain financial covenants. The available balance at June 30, 1996 was $5.9 million. Management intends to refinance this debt and seek additional financing for possible acquisitions of existing franchises and other independent healthcare businesses during the remainder of 1996 and 1997, but there can be no guarantee that capital will be available or available on acceptable terms.

There are currently various proposals under development to enact health care reform on a national, state and local level. It is not possible at this time to predict the impact which any such changes, including the pending third quarter changes in the Medicare Certificate of Medical Necessity regulations, may have on providers of home health care services and on the Option Care offices.

PART II   OTHER INFORMATION


Item 4    Submissions of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Shareholders on May 16, 1996. Two Directors, James G. Andress and Erick E. Hanson, were elected to serve terms expiring in 1999. The following individuals will continue to serve as Directors of the Company: John N. Kapoor, Jerome F. Sheldon and Roger W. Stone. Of the 9,593,882 shares represented at the meeting, Mr. Andress received 9,556,928 votes for and 36,954 votes abstaining and Mr. Hanson received 9,557,261 votes for and 36,621 votes abstaining. The shareholders also voted to approve the 1996 Employee Stock Purchase Plan. Approval of the plan received 8,464,689 votes in favor, 58,450 votes opposed, 37,721 votes abstaining and 1,033,022 broker non-votes.

Item 5      Other Events

          None.

Item 6 (a)     Exhibits

     11   Computations of Per Share Earnings
      27  Financial Data Table

Item 6 (b)     Reports on Form 8-K or Form 8

          None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   OPTION CARE, INC.



                              By:  /s/ J. Jeffrey Fox
                                   J. Jeffrey Fox
                                   Vice President and Chief Financial
                                   Officer

                              Date:             August 12, 1996

Exhibit 11

                       OPTION CARE, INC. AND SUBSIDIARIES
                       COMPUTATIONS OF PER SHARE EARNINGS
                       (In thousands, except share data)

                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                       June 30             June 30
                                    1996        1995    1996       1995
                                   ------------------   ----------------
Net income......................... $   826  $   736    $ 1,589  $ 1,291

Weighted average shares issued.....   9,983    9,936      9,982    9,936
Additional shares included assuming
  exercise of stock options using
  treasury stock method............     258       20        199       14
Weighted average common shares and
  common share equivalents.........  10,241    9,956     10,181    9,950

Net income per common and common
  equivalent share................. $  0.08  $  0.07    $  0.16  $  0.13