Form 10-K
period 1996-12-31
OPTION CARE INC/DE
filed 1997-03-31
CIK 884064

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           -------------------------
                                   FORM 10-K

[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ____________ TO ___________
                          COMMISSION FILE NO. 0-19878

                               OPTION CARE, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                    36-3791193
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

         100 CORPORATE NORTH, SUITE 212, BANNOCKBURN, ILLINOIS  60015
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (847) 615-1690

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE
                           ------------------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK $.01 PAR VALUE PER SHARE
                    ---------------------------------------
                              TITLE OF EACH CLASS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X     No _______
                                -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
            -

     The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1997 was approximately $23,600,000 (based on closing sale price of $6.813 per share as reported by the Nasdaq National Market and published in the Wall Street Journal.)

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of January 31, 1997 was 10,537,616.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into items 10-13 in Part III of this Report.

Page 1 of 48 pages
Exhibit index is on Page 45 of this Annual Report on Form 10-K.

                               OPTION CARE, INC.
                          ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
PART I:
Item 1.   Business.......................................................................................        3
Item 2.   Properties.....................................................................................       12
Item 3.   Legal proceedings..............................................................................       12
Item 4.   Submission of matters to a vote of security holders............................................       14

PART II:
Item 5.   Market for registrant's common equity and related stockholder matters..........................       15
Item 6.   Selected financial data........................................................................       17
Item 7.   Management's discussion and analysis of financial condition and results of operations..........       19
Item 8.   Financial statements and supplementary data....................................................       24
Item 9.   Changes in and disagreements with accountants on accounting and financial disclosure...........       41

PART III:
Item 10.  Directors and executive officers of the registrant.............................................       41
Item 11.  Executive compensation.........................................................................       41
Item 12.  Security ownership of certain beneficial owners and management.................................       41
Item 13.  Certain relationships and related transactions.................................................       41

PART IV:
Item 14.  Exhibits, financial statement schedules, and reports on Form 8-K...............................       41

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are or will be forward looking, such as statements relating to acquisitions and other business development activities, future capital expenditures and the effects of future regulation and competition. Such forward looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting businesses of the Company and its franchisees relating to acquisitions and divestitures (including continuing obligations with respect to completed transactions), sales and renewals of franchises, government and regulatory policies (including federal, state and local efforts to reform the delivery of and payment for healthcare services), general economic conditions (including economic conditions affecting the healthcare industry in particular) the pricing and availability of equipment and services, technological developments and changes in the competitive environment in which the Company operates.

PART I
ITEM 1.   BUSINESS

Introduction

     Option Care, Inc. (together with its subsidiaries, collectively "Option Care" or "the Company") is a full service home healthcare business providing services through its owned locations and through its supporting franchise network. The Company was incorporated in Delaware on July 9, 1991. The Company's predecessor was incorporated in California in January 1984.

     Option Care has established a nationwide presence. The advantages of a national presence include a strong brand identity and accessibility for managed care payors and customers. As of December 31, 1996, 186 Option Care locations were operating in 37 states. Existing offices include 164 locations owned and operated by franchise owners and 22 locations owned and operated by the Company. Aggregate gross billings for patient care services for all owned and franchised Option Care offices were approximately $255,000,000 for the year ended December 31, 1996.

     The Company owns and operates alternate site healthcare businesses. The Company operated 22 such locations at December 31, 1996. These Company-owned locations offer infusion therapy services, nursing, respiratory therapy and durable medical equipment. The Company expects to increase the number of its owned locations through acquisitions.

     The Company and its franchise network provide managed care companies and payors with one-stop shop services. Many referral sources, such as hospitals, physicians, third-party payors and case management companies, may prefer making patient referrals to multi-office companies or systems, such as the Option Care system. Under the Company's OPTIONET program, the Company has contracted with certain regional and national third-party payors and case management companies to refer patients to participating Option Care locations.

     The Company is committed to the provision of high quality care and believes that an important measure of quality in the home healthcare industry is accreditation by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") or similar organizations. As of December 31, 1996, 165 of the Company's franchised and owned locations were accredited. All new franchises since April 1, 1990 have been required by the Company to apply for accreditation within their first year of operation. The Company's goal is for substantially all Option Care locations to become accredited.

     The Company plans to continue to expand and develop its business through
(i) acquiring selected existing franchised locations or other providers of home healthcare services, (ii) providing managed care companies and payors one-stop services through owned or networked providers, (iii) entering into strategic alliances with outpatient services providers, hospitals, physicians and payors, and (iv) increasing the volume of current therapies and adding new therapies and services. Additional debt or equity financing may be required to carry out the Company's future acquisition strategy. The Company can give no guarantees that such financing will be available or available at an acceptable cost.

THE HOME HEALTHCARE MARKET

     Home healthcare principally involves the in-home or non-hospital provision of nursing services, infusion therapy, respiratory services and durable medical equipment. These services often begin during hospitalization and continue in the home or other non-acute care setting, but may also be provided following outpatient surgery or in connection with the treatment of conditions not requiring hospitalization.

     The market for home healthcare services has experienced significant growth. The Company believes that the following factors have contributed to this growth:
(i) cost containment efforts by third-party payors promoting use of relatively less expensive home healthcare therapy rather than longer hospital stays; (ii) increased awareness and acceptance among physicians and third-party payors of alternatives to in-hospital treatment; (iii) the desire of patients to be treated at home; and (iv) improved technology. Consolidation of providers has been a recent dominant trend in the home healthcare industry.

SERVICES

     The Company is a full service home healthcare provider with a supporting franchise network. The Company offers infusion therapy, nursing services, respiratory therapy and durable medical equipment through its owned offices and infusion therapy through its franchise network. The Company's franchise network locations compound, dispense and administer pharmaceuticals, sell medical supplies, sell or rent associated medical equipment, provide skilled nursing services, train patients and their care givers, consult with attending physicians, and process reimbursement claims. The decision to proceed with alternate-site therapies is generally made jointly by the patient, the attending physician and a representative of the Option Care office involved. This decision involves obtaining and evaluating information about the patient's medical history, care environment and insurance coverage, as well as discussing the patient's or care giver's willingness and ability to participate in the management of care in the home setting.

     The majority of the Company's patient care service revenue is derived from home infusion therapy related services. The principal home infusion therapies include the following:

 Total Parenteral Nutrition ("TPN")

     TPN involves the intravenous administration of life sustaining nutrients to patients whose digestive tracts are unable to function normally due to severe gastrointestinal illness or injury. In many cases the TPN patient's underlying condition is chronic in nature and he or she may require TPN for life.

  Anti-infective Therapy

     Anti-infective therapy involves the parenteral administration of antibiotics, antivirals and antifungals to treat a variety of serious infections such as those associated with AIDS, osteomyelitis, endocarditis, urinary tract infection or wounds. Anti-infective therapy is generally administered in the patient's home as a continuation of therapy initiated on an outpatient basis or during hospitalization.

 Pain Management

     Pain management therapy is the parenteral administration of analgesic drugs to patients suffering from acute or chronic pain. Specialized infusion devices permit patients to control the administration of analgesic drugs to respond to the severity of their pain.



Enteral Nutrition

     Enteral patients are usually unable to receive adequate nutrition orally due to disorders including stroke, intestinal obstruction or cancer. Patients receive nutritional formulas via a tube placed directly into the stomach or small intestine, bypassing the dysfunctional portion of the patient's digestive tract.

 Chemotherapy

     Chemotherapy is the parenteral administration of drugs to treat patients suffering from cancer. As chemotherapy is commonly administered periodically for several weeks or months, patients may receive their therapy regimen in alternate settings.

     Other therapies provided by Option Care offices may include: (i) hydration therapy; (ii) blood components (packed red blood cells, Factor VIII and immunoglobin); (iii) human growth hormone; (iv) aerosolized pentamidine for prevention of pneumonia often contracted by AIDS patients; (v) intradialytic parenteral nutrition for chronic kidney failure patients; (vi) deferoxamine for patients with chronic iron overload; and (vii) pre-term labor monitoring and tocolytic infusions for high-risk pregnancies.

     The following table sets forth the aggregate percentages of revenues by home infusion therapy of Company-owned offices for the periods indicated:

                                             YEAR ENDED
                                            DECEMBER 31,
                                      -------------------------
                                      1996      1995      1994
                                      -----     -----     -----
Total parenteral nutrition therapy..    19%       22%       29%
Anti-infective therapies............    34        37        22
Pain management therapy.............     8         8        10
Enteral nutrition therapy...........    10         7         6
Chemotherapy........................     4         5         4
Other therapies or services.........    25        21        29
                                      ----      ----      ----
     Total..........................   100%      100%      100%
                                      ====      ====      ====

     Approximately 20% of the Company's patient care service revenue is derived from nursing services. Option Care's nursing services include providing support for infusion therapies and providing traditional home health nursing services in many markets. These services include patient assessment, training, monitoring, documentation and physician communication. In addition to nursing support for infusion therapies, many Option Care locations provide skilled nursing care for a full range of other services, as well as private duty nursing.

     In addition to the services mentioned above, Option Care derives approximately 6% of its patient care service revenue from the sale of home medical equipment (HME) and respiratory therapy.

COMPANY-OWNED LOCATIONS

     The Company operates and owns controlling interests in the following Option Care locations:

                                                DATE OF         OWNED BY
                                 OWNERSHIP    COMMENCEMENT      COMPANY
OWNED LOCATIONS                   INTEREST   OF OPERATIONS       SINCE
-------------------------------  ----------  --------------  --------------
Chico, California..............        100%  April 1980      January 1984
Fort Myers, Florida............        100   July 1984       April 1991
Tampa, Florida.................        100   August 1993     August 1993
Columbia, Missouri.............        100   March 1985      April 1992
Kirksville, Missouri...........        100   July 1989       January 1996
Jefferson City, Missouri.......        100   May, 1988       March 1996
Bethlehem, Pennsylvania........         80   November 1986   May 1992
Horsham, Pennsylvania..........         80   February 1989   May 1992
Bullhead City, Arizona.........        100   March 1988      April 1993
Bellingham, Washington.........        100   November 1984   November 1993
Omaha, Nebraska................        100   May 1984        August 1994
Grand Junction, Colorado.......        100   December 1991   November 1994
Grand Medical Supply...........        100   February 1981   October 1996
Gadsden, Alabama...............         50   June 1987       November 1994
Houston, Texas.................        100   January 1988    January 1996
Bellaire Infusion Center, TX.          100   May 1994        June 1996
Ontario, California............        100   December 1989   February 1996
Bethel, Ohio...................        100   July 1987       April 1996
Milford, Ohio..................        100   July 1987       April 1996
Everett, Washington............        100   April 1985      May 1996
Oklahoma City, Oklahoma........        100   April 1986      September 1996
Kennewick, Washington..........        100   September 1985  December 1996

FRANCHISING PROGRAM

     As of December 31, 1996, the Company had 165 franchise locations. The Company's current franchise agreement grants the franchise owner the authority to own and operate an Option Care franchise within a granted territory for a 20-year term. The initial franchise fee for start-up franchises ranges from $15,000 to $35,000 and is payable by the franchise owner upon execution of the franchise agreement. The exact amount of the initial franchise fee is determined by the

Company based on the population in the territory granted to the franchise owner. Conversion franchise fees are lower than those for start-ups.

     The Company's franchise agreements generally provide for royalties on a sliding scale ranging from a high of 9% to a low of 2% of annual gross cash receipts depending on the levels of such receipts, whether the franchise owner conducted a similar business prior to the execution of the franchise agreement, and other factors.

     Each Option Care office is required to maintain a licensed pharmacy equipped to prepare sterile patient medications and parenteral solutions as prescribed by the patient's physician. Each location operates under a confidential, proprietary system developed by the Company which includes procedures for quality assurance, office administration and patient care, consistency and uniformity of pharmaceuticals and offered services, initial training and ongoing assistance.

Key employees of each franchised Option Care office, including pharmacists, nurses, and managers, must complete initial training programs provided by the Company. In addition to required initial training, the Company offers advanced training in selected topics to franchise owners and their employees.

     The Company furnishes Option Care franchisees with its system of training, marketing and operating support services. In addition, franchised locations may, but are not required to, purchase or otherwise acquire from or through the Company certain pharmaceuticals, supplies, and pharmacy-related equipment. The Company's initial training and ongoing support provided to its owned and franchised locations stresses the importance of consistent quality and responsive service.

     The Company's franchise agreements require, among other things, franchise owners to meet the Company's policies on quality assurance, clinical services and local marketing and to obtain specified liability insurance protecting the franchise owner and the Company against claims arising out of the operation of the franchised business.

     The Company conducts franchise owner meetings on both regional and national levels to provide operating assistance, information on new Option Care programs, new marketing concepts and other assistance. The Company also works with its franchise owners' National Advisory Council in communicating with franchise owners and receiving their recommendations for changes and improvements to the Option Care system.

     The following table indicates the number of Option Care franchise locations at the beginning of the year, the number of new franchises sold, the number of franchises terminated or consolidated and the number of franchises at the end of each year in the three-year period ended December 31, 1996:

                                                      1996  1995  1994
                                                      ----  ----  ----

Number of franchise locations at beginning of year..   166   173   192
New franchises opened...............................    13    13     2
Franchises terminated or consolidated...............    15    20    21
                                                      ----  ----  ----

Number of franchise locations at end of year........   164   166   173
                                                      ====  ====  ====

REIMBURSEMENT FOR SERVICES

     Most of the patient care revenues of owned Option Care locations are derived from third-party payors, such as insurance companies, health maintenance organizations, self-insured employers, Medicare and Medicaid. Where permitted by law or contract, patients are billed for amounts not reimbursed by third-party payors. Private third-party payors typically reimburse a higher amount and faster for a given service and provide a broader range of benefits than government programs.

     Reimbursement from Medicare and Medicaid programs is subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments and governmental funding restrictions, all of which may materially affect payments to home healthcare providers.

     Reimbursement of home healthcare is covered to varying degrees by third-party payors. Obtaining reimbursement can be subject to delays and is not always assured. Slower receivable collections may result in a need for higher levels of short-term financing. Lack of adequate financing may limit growth.

     The following table sets forth the approximate percentages of revenues attributable to private and government reimbursement sources for Company-owned locations for the periods indicated:

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                              ---------------------------
                                               1996      1995       1994
                                              ------    ------     ------
Private insurance and other private payors..     55%       58%        68%
Medicare and Medicaid programs..............     45        42         32
                                                ---       ---        ---
     Total..................................    100%      100%       100%
                                                ===       ===        ===

SALES AND MARKETING

     Generating patient referrals is vital to the success of any home healthcare business. Option Care offices are required to employ sales personnel whose primary responsibility is to market Option Care services to potential referral sources. Marketing efforts focus on area hospitals, physicians, managed-care and other payors and case management companies. The active role which general managers and franchise owners typically play in the operation of the business also helps create a focused effort on developing the market for each office.

     In 1991, the Company initiated a field sales and marketing program to support the efforts of its franchise system. The field staff focus varies with the strategy of the Company. Currently, the field staff assist Option Care offices in developing business and marketing plans, marketing their services locally, introducing additional therapies and services and coordinating regional sales programs largely targeted to managed care organizations.

     The Company has established a program called OPTIONET, through which the Company contracts with certain regional and national third-party payors (e.g., insurance companies, health maintenance organizations and large self-insured employers) and case management companies to refer patients to participating Option Care offices. Under OPTIONET agreements, each participating Option Care office provides local services for covered patients. Based on payor preference or requirements, Option Care offices bill the payor directly for services rendered, or the Company arranges for a third-party billing service to bill the payor for a billing fee.

     The Company maintains a National Advertising and Education Fund for marketing the services of Option Care offices to patient referral sources such as physicians, hospitals, nursing agencies, third-party payors and case management companies, and for the cost of educational programs for franchise owners. Option Care offices are required to contribute at various rates up to 1 1/2% of gross receipts to these funds.


SUPPLIERS

     Option Care offices must acquire pharmaceuticals, supplies, equipment and services relating to their businesses from suppliers which satisfy certain standards and possess adequate quality controls. The Company may derive revenue through administrative fees received from contracted manufacturers.

     Neither the Company nor its franchises have experienced significant difficulty in purchasing pharmaceuticals, supplies or equipment. In the event that current suppliers cease to sell pharmaceuticals, supplies or equipment to the Company or its franchises, the Company believes that alternate sources can be located without undue burden, which would adequately meet their needs.

GOVERNMENT REGULATION

 Health Care Regulation

     Home healthcare is subject to regulation by the various states in which the Company and its franchise owners conduct their businesses, as well as by the federal government. Option Care locations are subject to state laws (including licensing laws) governing pharmacies, home health agencies, nursing services, health planning and professional conduct. Each Option Care location must be appropriately registered with the United States Food and Drug Administration and Drug Enforcement Administration and comply with record keeping and inventory requirements for the dispensing of controlled substances. Although the Company provides its franchised locations guidance in compliance with regulatory requirements, it is not responsible for such compliance. The failure of an Option Care location to obtain, renew or maintain any required regulatory approvals or licenses could adversely affect that location and could prevent such location from offering services to patients.

     To the extent Option Care locations provide services under the Medicare and Medicaid programs, they are subject to a broad body of laws regulating those programs, including "fraud and abuse" laws. Among other things, these laws prohibit any bribe, kickback or rebate in return for the referral of Medicare or Medicaid patients. In addition, many of the states in which Option Care locations operate have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Bills have been introduced in several states that would increase restrictions or prohibit referrals where a physician has a financial relationship with the provider. In addition, some states restrict certain business relationships between physicians and pharmacies. These statutes vary from state to state. The Company exercises care in structuring its arrangements with health care providers and referral sources to comply with the relevant statutes, but there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company or the franchise owners.

     Other state and federal laws and regulations could also adversely affect existing or future financial relationships between physicians and health care businesses, including franchised businesses. The Omnibus Reconciliation Act of 1993 prohibits physicians, subject to certain exceptions, who have a "financial relationship" with an entity from referring patients to that entity for the provision of "designated health services" which may be reimbursed by Medicare or Medicaid. The eleven "designated health services" include parenteral and enteral nutrients, equipment and supplies; outpatient prescription drugs; and durable medical equipment. With certain exceptions, this Act also requires entities seeking payment from the Medicare and Medicaid programs to report any ownership and compensation arrangements with physicians. This federal law bars, with limited exceptions, physician ownership of an Option Care franchised business.

     The United States Department of Health and Human Services, Office of the Inspector General ("OIG"), has been utilizing a civil statute, the False Claims Act, in challenging Medicare billing practices. In particular, the False Claims Act provides that any person who knowingly presents, or causes to be presented, to an officer or employee of the United States Government or a member of the Armed Forces of the United States a false or fraudulent claim for payment or approval is liable to the United States Government for a civil penalty of not less than $5,000 and not more than $10,000, plus 3 times the amount of damages which the Government sustains because of the act of that person.

     It is the Company's understanding that the OIG considers each claim that is submitted for reimbursement to the Medicare program to be a claim for purposes of the False Claims Act. Accordingly, if 100 claims are submitted knowingly containing false or fraudulent information, the party submitting the claim may be liable for not only treble damages, but also $1,000,000 in fines.

     There are also various proposals under development or consideration to enact health care reform. In broad terms, most of these proposals are designed to control health care costs through regulatory actions and/or market forces and limit self-referrals. Health care reform could impact providers of Option Care services, although it is not possible at this time to predict the nature or extent of any impact upon franchised businesses.

     The Company is unable to predict whether any new legislation or regulations may be enacted in the future which may affect the business of the Company, Option Care locations or the health care industry, including third-party reimbursement. Accordingly, the Company cannot predict whether any such new legislation or regulations would have a material adverse impact on the Company.

 Franchise Regulation

     The Company's franchising operations are subject to Federal Trade Commission ("FTC") regulation and state laws which regulate the offer and sale of franchises. The Company is also subject to a number of state laws which regulate substantive aspects of the relationship between franchisors and franchise owners.

     The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") requires the Company to furnish prospective franchise owners with a franchise offering circular containing information prescribed by the FTC Rule. At least 12 states presently regulate the offer and sale of franchises and, in almost all cases, require registration of the franchise offering with state authorities.

     State laws which regulate the relationship between franchisors and franchise owners presently exist in a substantial number of states. Such laws regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchise owners in good faith, prohibiting interference with the right of free association among franchise owners, and limiting the imposition of standard charges, royalties or fees. These laws have not precluded the Company from seeking franchise owners in any given area and have not had a significant effect on the Company's operations.

     The Company is not aware of any pending franchise legislation which in its view is likely to significantly affect the operations of the Company. The Company believes that its operations comply substantially with the FTC Rule and applicable state franchise laws.

COMPETITION

     The home healthcare market is intensely competitive. Although the market is somewhat fragmented, there are several major providers of home healthcare services and increasing pressures toward market consolidation. Home Care Magazine, in its December 1996 issue, named Option Care the 28th largest home healthcare company. Certain other national competitors are larger and have greater resources than those of the Company. Competition varies by market location. Option Care's competitors include numerous small, local companies and physician groups, major national and regional companies, hospital-based programs, and nursing agencies. To the extent that the Company acquires or franchises operations in new areas, the Company may face additional competition.

     In addition, new competitors may enter the home healthcare market and existing competitors may expand the variety of services that they offer. Option Care locations compete on the basis of a number of factors, including quality, consistency, responsiveness and diversity of services; geographic coverage; the ability to develop and maintain goodwill or contractual relationships with referral sources such as hospitals, managed care providers, physicians and other related entities; and price. Option Care continues to develop ways to present comprehensive home healthcare services in response to payor interest in "one stop shop" home care service. Purchasing, diversification and network development are alternative routes to providing this service.

SERVICE MARKS

     The Company has registered with the federal government OPTION CARE(R), among others, as a service mark. The Company believes that this service mark is becoming increasingly recognized by many referral sources as representing a reliable, cost-effective source of home healthcare services. The Company believes that its use of this service mark does not violate or otherwise infringe on the rights of others.

EMPLOYEES

     At December 31, 1996, the Company employed 532 persons on a full-time basis and 55 persons on a part-time basis. Of the Company's full-time employees, 81 were corporate management and administrative personnel and the remaining 451 were employees of Company-owned locations, primarily in clinical, management and administrative positions.

     The Company considers its employee relations to be good. None of the Company's employees are covered by a collective bargaining agreement.

INSURANCE

     The Company currently maintains insurance for general and professional liability claims in an aggregate amount which it believes to be sufficient given the nature of its business. In addition, the Company maintains insurance for vicarious liability of the Company, if any, for the acts and omissions of its franchises, and the Company requires each franchise to maintain general liability insurance and professional liability insurance on each of its professionals, in each case covering both the franchise and the Company, with coverage at levels which the Company believes to be sufficient. These policies generally provide coverage on a claims made or occurrence basis and have certain exclusions from coverage. These insurance policies must generally be renewed annually. There can be no assurance that insurance coverage will be adequate to cover liability claims that may be asserted against the Company or that adequate insurance will be available in the future at acceptable cost. To the extent that liability insurance is not adequate to cover liability claims against the Company, the Company will be responsible for the excess.

ITEM 2.   PROPERTIES

     The Company maintains executive offices at 100 Corporate North, Suite 212, Bannockburn, Illinois 60015, consisting of approximately 13,655 square feet of leased space.

     At December 31, 1996, the Company owned operations located in Bullhead City, AZ, Chico, CA, Columbia, MO, Bethlehem, PA, Horsham, PA, Bellingham, WA, Omaha, NE, Grand Junction, CO, Gadsden, AL, Houston, TX, Little Rock, AR, Bellaire, TX, Bethel, OH, Milford, OH, Everett, WA, Oklahoma City, OK, Tampa, FL, Kirksville, MO, Jefferson City, MO, Ontario, CA, Kennewick, WA and Ft. Myers, FL. These facilities consist of approximately 124,522 square feet in total.

     All the Company's offices and facilities are leased by the Company with remaining lease terms ranging from six months to six years. All the Company's offices and facilities are in good condition and well maintained, and are adequate to fulfill the operational needs of the Company for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS/LITIGATION

     On January 17, 1995, an action entitled Dennis H. Birenbaum v. Option Care, Inc., Case No. 95-439, was filed with the District Court of Dallas County, Texas. Plaintiff alleged breach of contract, promissory estoppel and negligent misrepresentation concerning an alleged agreement for the sale and purchase of Plaintiff's company. In response, the Company produced evidence showing no agreement was ever made. Dr. Birenbaum's lawsuit was dismissed and the Company was awarded summary judgment by the Court. Dr. Birenbaum has filed an appeal which the Company is vigorously contesting.

     On January 28, 1994, an action entitled George Harvey v. Option Care, Inc., et al. (U.S. District Court, Clark County, Nevada, Case No. A329456), was filed against Option Care, Inc., Option Care Enterprises, Inc., a former employee of Option Care, Inc., and the corporate owner of the Las Vegas Option Care Office and two of its employees. At the time the action was filed, Option Care Enterprises, Inc. managed the Las Vegas Option Care Office through a management agreement. The plaintiff is pursuing claims for breach of contract, breach of fiduciary duties, fraud, negligent misrepresentation and breach of implied covenant of good faith and fair dealing relating to the performance of the Management Agreement. The Company has filed a motion to dismiss, which was granted on April 1, 1994 regarding the alleged breach of fiduciary duty, breach of contract and fraud. There has been no subsequent pursuit of the remaining claims. Should the plaintiff pursue these claims in the future, the Company will vigorously contest such claims.

     On August 29, 1991, an action entitled Ronald L. Rennick, et al. v. Option Care, Inc., Case No. CV-S-91-1169 GEB-GGH, was filed in the United States District Court, Eastern District of California. Plaintiffs were owners of two former Option Care franchises located in Oregon, and related persons and entities which wanted to introduce alternate setting infusion care into Canada and to expand their Option Care franchise holdings in the United States. Following an amendment of their complaint, the dismissal of some of their claims, and the withdrawal of other of their claims, plaintiffs pursued claims for breach of contract, breach of the covenant of good faith and fair dealing, breach of alleged fiduciary duties, promissory estoppel and violations of California franchise laws. Their claims were based on allegations that Option Care breached an agreement with plaintiffs whereby plaintiffs acquired exclusive rights for the Option Care system in Canada, rights to open 10 new Option Care franchises in the United States, and rights to acquire 10 existing Option Care franchises in the United States. Plaintiffs alleged lost profits of $24.197 million. Option Care denied the existence of any such agreement, and filed counterclaims against plaintiffs, including claims for monies owed under two terminated franchise agreements with certain of plaintiffs. By order dated September 28, 1993, the court granted Option Care's motion for summary judgment on all counts of the amended complaint and entered judgment in favor of Option Care on several of its counterclaims. The plaintiffs appealed the district court's ruling to the United States Court of Appeals for the Ninth Circuit, which, on February 22, 1996, affirmed the district court's decision. The Plaintiffs then petitioned the Supreme Court of the United States for a writ of certiorari. The Supreme Court of the United Stated denied the petition for a writ of certiorari on October 7, 1996.

     Despite the inherent uncertainties of litigation, management of the Company at this time does not believe that the lawsuits will have a material adverse impact on the financial condition of the Company.

     The Company is also a party to other legal proceedings incidental to its business. The Company does not believe that these other legal proceedings will have a material adverse impact on its financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders through the solicitation of proxies, or otherwise during the fourth quarter of the fiscal year ended December 31, 1996.



                              EXECUTIVE OFFICERS

The names, ages and positions of the executive officers of the Company are set forth below. Executive officers of the Company serve at the discretion of the Board of Directors.

NAME                 AGE           POSITION
----                 ---           --------
Erick E. Hanson       50           President, Chief Executive Officer and
                                     Director

Cathy Bellehumeur     46           Senior Vice President, General Counsel
                                     and Secretary

Paul S. Jurewicz      41           Senior Vice President and Chief Financial
                                     Officer

James W. Duncan       57           Senior Vice President

     All executive officers are elected for one year terms. There are no family relationships between any of the Company's executive officers and directors and there are no arrangements or understandings between any of the executive officers and any other person pursuant to which the executive officer was selected as an officer.

     Mr. Erick E. Hanson joined the Company as Senior Vice President in April 1995, was appointed Executive Vice President and Chief Operating Officer in August 1995, and was appointed Director and President in March 1996. Mr. Hanson was appointed Chief Executive Officer in April 1996. From November 1991 to April 1995 Mr. Hanson held executive positions, including that of Vice President Corporate Sales and Marketing, at Caremark, Inc., in Northbrook, IL. From April 1989 to November 1991 Mr. Hanson served as President and Chief Operating Officer of Clinical Partners, Inc. in Boston, MA. Prior to April 1989, Mr. Hanson was with Blue Cross & Blue Shield of Indiana for over twenty years, holding a variety of executive positions with that organization.

     Ms. Cathy Bellehumeur has been General Counsel since February 1994, Secretary since March 1994, Vice President since August 1994 and Senior Vice President since January 1997. Prior to joining the Company, Ms. Bellehumeur was an attorney in private practice with Ross & Hardies, Chicago, Illinois from August 1991 to January 1994.

     Mr. Paul S. Jurewicz has been Chief Financial Officer and Senior Vice President-Finance since January 1997. Prior to joining the Company, Mr. Jurewicz was Chief Financial Officer of Health Management Inc. from December 1995 through December 1996 and served in various financial executive positions at Caremark International from 1985 through 1995.

     Mr. James Duncan has been Senior Vice President of Option Care, Inc. and President of Option Care Enterprises, Inc. since January 1997. Prior to joining the Company, Mr. Duncan was Executive Vice President and Chief Operating Officer of Medisense, Inc., a medical device manufacturer, from February 1995 through September 1995. Mr. Duncan also served as President and Chief Executive Officer of Cardiac Alliance, Inc. from September 1991 through August 1994.

     For purposes of determining the aggregate market value of the Company's common stock held by non-affiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons may be "affiliates" of the Company as defined by the Securities and Exchange Commission.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "OPTN". The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock.

     RANGE OF HIGH AND LOW SALES PRICE INFORMATION


     CALENDAR QUARTER                     HIGH               LOW
     ----------------                     ----               ---

          1996
          ----

          First Quarter                   $4.50              $3.12
          Second Quarter                  $8.38              $4.12
          Third Quarter                   $7.88              $5.75
          Fourth Quarter                  $6.62              $4.75

          1995
          ----

          First Quarter                   $3.38              $1.75
          Second Quarter                  $4.38              $2.88
          Third Quarter                   $5.12              $2.62
          Fourth Quarter                  $5.25              $3.00

     As of December 31, 1996, there were approximately 319 holders of record of the Company's Common Stock. Closing price at January 31, 1997 was $6.813 per share as reported by the Nasdaq National Market.

     The Company did not pay cash dividends in 1995 or 1996, and is prohibited by its revolving credit agreement with PNC Bank from doing so. See Note 4 of Notes to Consolidated Financial Statements.

     On September 19, 1996 the Company sold two hundred fifty thousand (250,000) unregistered shares of common stock of the Company to Linda J. Addison. No underwriters were utilized in this transaction. This sale was made in consideration of and in exchange for two hundred fifty (250) shares of Addison Home Care, Inc. pursuant to an Agreement and Plan of Merger under which the Company purchased all of the issued and outstanding shares of Addison Home Care, Inc. These shares were not registered under (I) the Securities Act of 1933, as amended (the "Act"), by reason of an exemption to registration provided under
Section 4(2) of the Act; (II) The Illinois Securities Law of 1953, as amended, by reason of their issuance pursuant to the exemption provided by Section 3(g) and the rules and regulations promulgated thereunder or (III) the Texas Securities Act, as amended by reasons of their issuance pursuant to the exemption provided by Section 6(F) and the rules and regulations promulgated thereunder. In order to convert these unregistered shares into registered shares Linda J. Addison must send written notice to the Company demanding that all of such unregistered shares in the Company be registered under the Act, which demand must be made within two years of the date of the sale, or such shorter period as may be specified from time to time by Rule 144(d) under the Act or any successor rule relating to the resale of "restricted stock".

     On September 19, 1996 the Company sold two hundred fifty thousand (250,000) unregistered shares of common stock of the Company to Jerry G. Addison. No underwriters were utilized in this transaction. This sale was made in consideration of and in exchange for two hundred fifty (250) shares of Addison Home Care, Inc. pursuant to an Agreement and Plan of Merger under which the Company purchased all of the issued outstanding shares of Addison Home Care, Inc. These shares were not registered under (I) the Securities Act of 1933, as amended (the "Act"), by reason of an exemption to registration provided under
Section 4(2) of the Act; (II) The Illinois Securities Law of 1953, as amended, by reason of their issuance pursuant to the exemption provided by Section 3(g) and the rules and regulations promulgated thereunder or (III) the Texas Securities Act, as amended by reasons of their issuance pursuant to the exemption provided by Section 6(F) and the rules and regulations promulgated thereunder. In order to convert these unregistered shares into registered shares Jerry G. Addison must send written notice to the Company demanding that all of such unregistered shares in the Company be registered under the Act, which demand must be made within two years of the date of the sale, or such shorter period as may be specified from time to time by Rule 144(d) under the Act or any successor rule relating to the resale of "restricted stock".

     On December 29, 1995 the Company sold sixty-five thousand eight hundred eighty-seven (65,887) shares of unregistered shares of common stock of the Company to Greg Steinhoff. No underwriters were utilized in this transaction. This sale was made in consideration of and in exchange for one thousand (1000) shares of Pharmacy I.V. Associates, Inc. and six thousand six hundred sixty-six and two-thirds (6,666.2/3) shares of Home Care of Boone County, Inc. These shares were not registered under (I) the Securities Act of 1933, as amended (the "Act"), by reason of an exemption to registration provided under Section 4(2) of the Act; or (II) Section 409.402(b)(10) of the Missouri statutes. Before Greg Steinhoff may transfer any of such shares, Steinhoff shall give Company written notice of his intention to effect such transfer, which notice shall describe the manner of the proposed transfer and, if requested by Company, shall be accompanied by an opinion of counsel, obtained by Steinhoff, satisfactory to Company, to the effect that the proposed transfer may be effected without registration under the Act or qualification under any applicable state securities law.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data for the Company for each of the five years ended December 31, 1996. The selected consolidated financial data are affected by the Company's acquisitions, all of which were accounted for using the purchase method of accounting, except for Oklahoma City, which was treated as a pooling of interests. This summary should be read in conjunction with the consolidated financial statements of the Company, including the related notes, included elsewhere herein.

STATEMENT OF OPERATIONS DATA:
     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------------
                                                        1996 (1)         1995(1)         1994            1993          1992
                                                       ---------        --------      ---------       --------       --------
Revenues:
 Patient care services................................   $49,035        $41,989        $34,703         $23,861        $18,699
 Royalty fees and other...............................    12,193         12,517         11,915          12,323         11,960
 Product sales..........................................   9,293         10,997         15,401          16,659         12,940
                                                          ------        -------        -------         -------        -------
  Total revenues......................................    70,521         65,503         62,019          52,843         43,599
                                                          ------        -------        -------         -------        -------
Cost of revenues:
 Patient care services operations.....................    29,038         24,838         19,947          14,392          8,813
 Products sold to franchises and patients.............    22,160         22,275         23,401          19,859         16,275
                                                          ------        -------        -------         -------        -------
    Total cost of revenues............................    51,198         47,113         43,348          34,251         25,088
                                                          ------        -------        -------         -------        -------

Gross profit..........................................    19,323         18,390         18,671          18,592         18,511

Operating expenses:
 Selling, general and administrative..................    10,676         10,709         12,112          11,534          9,692
 Provision for doubtful accounts......................     1,861          1,653          1,899           2,044          1,322
 Amortization of goodwill.............................       960            914            825             729            694
 Asset write-offs and other charges (2)...............    24,164            ---          6,536            ---             ---
 Reorganization expenses (2)..........................       ---            ---            ---           4,250            ---
                                                          ------        -------        -------         -------        -------
   Total operating expenses...........................    37,661         13,276         21,372          18,557         11,708
                                                          ------        -------        -------         -------        -------

Operating income (loss)...............................   (18,338)         5,114         (2,701)             35          6,803
Other income (expense), net...........................       380             93            130             808           (231)
                                                          ------        -------        -------         -------        -------
Income (loss) before income taxes.....................   (17,958)         5,207         (2,571)            843          6,572
Provision (benefit) for income taxes..................     2,298          2,219           (593)            571          2,883
                                                          ------        -------        -------         -------        -------
 Net income (loss)....................................  $(20,256)      $  2,988        $(1,978)        $   272        $ 3,689
                                                        =========      ========        ========        ========       =======
 Net income (loss) per common share...................  $  (1.93)      $   0.29        $ (0.19)        $  0.03        $  0.36
                                                        =========      ========        ========        ========       =======
Dividends per common share............................  $    ---       $    ---        $   ---         $   ---        $   ---
                                                        =========      ========        ========        ========       =======
Average common and common equivalent
 shares outstanding...................................    10,494         10,453         10,435          10,383         10,130
                                                        =========      ========        ========        ========       =======

BALANCE SHEET DATA:
        (IN THOUSANDS)

                                                             DECEMBER 31,
                                   ----------------------------------------------------------------
                                      1996          1995         1994          1993        1992
                                   ----------   ------------  ----------    ----------- -----------
Accounts receivable.....            $20,558       $16,558      $16,575       $14,978      $10,287
Working capital.........             21,458        16,131       16,614        12,204        9,833
Intangible assets.......              9,832        30,328       30,554        30,720       28,352
Total assets............             44,041        58,997       59,525        60,314       49,143
Long-term debt..........             12,461         6,696        9,517         6,759          523
 Stockholders' equity...            $23,540       $43,506      $40,847       $43,209      $41,713

_______________
(1) Refer to Note 2 in the Notes to Consolidated Financial Statements for information regarding businesses acquired in fiscal 1995 and 1996.

(2) Refer to Note 9 in the Notes to Consolidated Financial Statements. The Company recorded a write-off of certain assets in 1994 and a write-off of certain intangible assets in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Option Care, Inc. (the "Company") is a full service home healthcare provider with a supporting franchise network. The Company offers infusion therapy, nursing services, respiratory therapy and durable medical equipment through its owned locations and infusion therapy through its franchise network. The Company has also developed capability to manage networks of outpatient service providers.

RESULTS OF OPERATIONS

     The Company's revenues are derived primarily from three sources: (i) patient care services from Company-owned offices, (ii) royalty fees and other revenues from franchise owners and (iii) product sales to the franchised locations. Revenues from network management were immaterial during the reporting periods. The following table sets forth the percentage relationships that certain items from the Company's Consolidated Statements of Operations bear to revenues for the years ended December 31, 1996, 1995, and 1994. This information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto contained elsewhere in this Annual Report on Form 10-K:

                                      1996      1995      1994
                                     ------    ------    ------
Revenues
   Patient care services              69.5%     64.1%     56.0%
   Royalty fees and other             17.3      19.1      19.2
   Product sales                      13.2      16.8      24.8
                                     -----     -----     -----
Total revenues                       100.0     100.0     100.0

Gross profit                          27.4      28.1      30.1

Selling, general &
   administrative expenses            15.1      16.3      19.5

Operating income (loss)              (26.0)      7.8      (4.4)

Net income (loss)                    (28.7%)     4.6%     (3.2%)
                                     ======     =====     ======

1996 COMPARED TO 1995

     For 1996, total revenue rose 7.7 percent to $70,521,000 from $65,503,000 in 1995. Patient care services revenue rose 16.8 percent, primarily reflecting the results of 1996 acquisitions as well as a full year's operations of the Company's 1995 acquisitions. Product sales revenue decreased 15.5 percent or $1,704,000 due primarily to management's transition to direct billing of franchisees by selected manufacturers, which was completed in mid-1996. The administrative fees that the Company recognizes from such sales are recorded as other income rather than as revenue. Management expects the transition to continue to have a negative effect on gross profit but an immaterial effect on net income. Royalty fees and other revenue decreased 2.6 percent, reflecting the acquisition of several large franchises in 1996. The Company sold fourteen new franchises during 1996, and terminated or consolidated fifteen franchises, continuing the trend towards consolidation. The Company has only two franchise agreements up for renewal before 2004. Management generally makes extensive efforts to renew its franchise agreements, since existing franchises provide a greater royalty stream than new franchises. The terms of the renewal agreements may not be identical to those under existing agreements. Though the loss of larger, mature franchises tends to reduce royalties, the Company expects increased patient care services revenue to offset the decrease in royalty fees and product sales revenue.

     Gross profit increased 5.1 percent for the year to $19,323,000, primarily due to increased patient care services revenue. As a percentage of revenues, gross profit declined from 28.1 percent to 27.4 percent. The decline in gross margin is due primarily to changes in the Company's revenue mix, specifically the decline in royalty fees and product sales coupled with growth in patient care service revenue. Revenues from patient care services (associated with Company-owned Option Care offices) have a higher cost of revenue than the Company's franchise business, which is generally associated with revenues from royalty and other fees. Three owned office locations were sold and three locations closed in 1996 due to population demographics and financial trends which limited the potential for long-term profitability. These transactions were part of management's program to improve profitability of Company operations through a reduced cost structure. Management will continue to evaluate the profitability of operations as it also evaluates strategies to increase revenues.

     Total operating expenses increased 183.7 percent to $37,661,000 from $13,276,000 in 1995. Selling, general and administrative expenses decreased 0.3 percent as a result of increased personnel productivity. The Company's provision for doubtful accounts increased 12.6% or $208,000, due to increased patient care service revenue. Amortization of goodwill increased 5.0 percent due to 1995 and 1996 acquisitions. During 1996, the Company recognized $24,164,000 in non-cash charges relating to write-offs of goodwill. This write-off primarily relates to goodwill recorded through pushdown accounting for a change of control in 1990, as well as goodwill related to prior year acquisitions. The write-off resulted from the Company's stated objective of purchasing existing franchises as well as from evaluation of expected future cash flows for purchased businesses. If the effect of these 1996 charges is excluded, total operating expenses increased 1.7 percent in 1996.

     The effective combined federal and state income tax rate was negative 12.8 percent and 42.6 percent for 1996 and 1995, respectively. The effective tax rate is higher than the federal statutory tax rate of 34% due to state taxes and to non-tax deductible expenses, primarily goodwill amortization. Goodwill amortization is a fixed expense, so the effective tax rate decreases as pre-tax income increases. The 1996 negative effective tax rate is due to the non-deductible nature of the write-off of goodwill. The Company had a net loss of $20,256,000 in 1996 versus net income of $2,988,000 in 1995. Net income for 1996 was $3,563,000 excluding the write-off of goodwill.

1995 COMPARED TO 1994

     For 1995, total revenue rose 5.6 percent to $65,503,000 from $62,019,000 in 1994. Patient care services revenue rose 21.0 percent, primarily reflecting a full year's operations of the Company's 1994 acquisitions as well as the results of 1995 acquisitions. Same store growth of patient care services revenue was approximately 7.1 percent in 1995. Product sales revenue decreased 28.6 percent or $4,400,000 due primarily to management's planned transition to direct billing of franchisees by selected manufacturers. The administrative fees that the Company recognizes from such sales are recorded as other income rather than as revenue. Management expects the transition to continue to have a negative effect on gross profit but an immaterial effect on net income. Royalty fees and other revenue increased 5.1 percent, reflecting increased fees earned from new franchise sales. The Company sold thirteen new franchises during 1995, and terminated or consolidated twenty franchises, continuing the trend towards consolidation.

     Gross profit decreased 1.5 percent for the year to $18,390,000, primarily due to the planned decline in product sales. This decline in gross profit was substantially offset by increased vendor administration fees recorded as other income. As a percentage of revenues, gross profit declined from 30.1 percent to
28.1 percent. The decline in gross margin is due primarily to changes in the Company's revenue mix, specifically the decline in product sales coupled with growth in patient care service revenue. Revenues from patient care services (associated with Company-owned offices) have a higher cost of revenue than the Company's franchise business, which is generally associated with revenues from royalty and other fees. Two owned office locations were closed in the third quarter of 1995 due to population demographics and financial trends which limited the potential for long-term profitability. The closures were part of management's program to improve profitability of Company operations through a reduced cost structure. Management will continue to evaluate the profitability of operations as it also evaluates strategies to increase revenues.

     Total operating expenses decreased 37.9 percent to $13,276,000 from $21,372,000 in 1994. Selling, general and administrative expenses decreased
11.6 percent as a result of increased personnel productivity and streamlining of headquarters operations. The Company's provision for doubtful accounts decreased 13.0% or $246,000, with increased expense associated with increased patient care revenue offset by decreased expense on the franchise business due to improved receivable aging. Amortization of goodwill increased 10.8 percent due to 1994 and 1995 acquisitions. During 1994, the Company recognized $6,536,000 in primarily non-cash charges relating to write-offs of notes receivable and capitalized software development costs, additional reserves for a note receivable, and severance. If the effect of these 1994 charges is excluded, total operating expenses decreased 10.5 percent in 1995.

     The effective combined federal and state income tax rate was 42.6 percent and 23.1 percent (benefit) for 1995 and 1994, respectively. The 1995 effective tax rate is higher than the federal statutory tax rate of 34% due to state taxes and to non-tax deductible expenses, primarily goodwill amortization. Goodwill amortization is a fixed expense, so the effective tax rate decreases as pre-tax income increases. The Company had net income of $2,988,000 in 1995 versus a net loss of $1,978,000 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company had cash and cash equivalents of $1,223,000. Working capital at that date was $21,458,000 versus $16,131,000 at December 31, 1995. The Company attempts to manage its cash balances to minimize interest expense on its line of credit borrowing. The Company has implemented strict policies and procedures for controlling cash collections and disbursements.

     As indicated in Note 4 to the Consolidated Financial Statements, in 1996 the Company entered into a $30 million revolving credit arrangement, subject to certain financial covenants. The credit availability was increased to $35 million in early 1997. Management believes that cash flow from operations, in conjunction with borrowing availability under its credit facility, will be sufficient to meet the cash needs of the business for the immediate future, but additional long-term financing may be needed to meet the Company's acquisition plans. There are no guarantees that such financing will be available or available at an acceptable cost.

     There are currently various proposals under development to enact health care reform on a national, state and local level. It is not possible at this time to predict the cash flow impact, if any, which any such changes may have on providers of home healthcare services and on the Option Care locations.

QUARTERLY INFORMATION

     Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended December 31, 1996 and 1995 (in thousands, except per share data):


                                    QUARTER

1996:                    FIRST       SECOND        THIRD        FOURTH
-----                    -----       ------        -----        ------
Total revenues          $15,706      $18,110      $18,019      $ 18,686
Gross profit              4,582        5,027        5,120         4,594
Pretax income (loss)      1,523        1,538        1,653       (22,672)
Net income (loss)           850          866        1,004       (22,976)

Earnings (loss)
  per share             $   .08      $   .08      $   .09      $  (2.18)
                        =======      =======      =======      ========
1995:                   FIRST        SECOND       THIRD        FOURTH
-----                   -----        ------       -----        ------
Total revenues          $16,168      $16,915      $16,186      $ 16,234
Gross profit              4,671        4,925        4,560         4,234
Pretax income             1,215        1,516        1,508           968
Net income                  666          888          873           561

Earnings
  per share             $   .06      $   .08      $   .08      $    .05
                        =======      =======      =======      ========

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Consolidated Financial Statements of the Company and its subsidiaries, and the Independent Auditors' Report thereon are included on pages 23 through 37 of this Annual Report on Form 10-K.

                                                                            PAGE
                                                                            ----
Independent Auditors' Report................................................  24

Consolidated Balance Sheets - December 31, 1996 and 1995....................  25

Consolidated Statements of Operations - Years Ended
  December 31, 1996, 1995 and 1994..........................................  27

Consolidated Statements of Stockholders' Equity - Years Ended
  December 31, 1996, 1995 and 1994..........................................  28

Consolidated Statements of Cash Flows - Years Ended
  December 31, 1996, 1995 and 1994..........................................  29

Notes to Consolidated Financial Statements..................................  30

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Option Care, Inc.:


     We have audited the consolidated financial statements of Option Care, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Option Care, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                    KPMG Peat Marwick LLP


Chicago, Illinois
March 5, 1997

                      OPTION CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                AT DECEMBER 31
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                    ASSETS

                                                    1996     1995
                                                   -------  -------
Current assets:

  Cash and cash equivalents......................  $ 1,223  $   502

  Trade accounts receivable, less allowance
    for doubtful accounts of $1,738 in 1996
    and $1,273 in 1995...........................   20,558   16,558

  Current portion of notes receivable and
    net investment in direct financing
    leases, less allowance for uncollectible
     notes of $116 in 1996 and $342 in 1995......    1,202    1,668

  Inventory......................................    1,598    1,395

  Deferred income taxes..........................    1,154    1,402

  Other assets...................................    3,081    2,081
                                                   -------  -------
            Total current assets.................   28,816   23,606

  Notes receivable and net investment in direct
    financing leases, less current portion.......      539    1,076

  Property and equipment, net of accumulated
    depreciation and amortization................    4,322    3,502

  Goodwill, net..................................    7,873   30,228

  Other assets...................................    2,491      585
                                                   -------  -------
            Total assets.........................  $44,041  $58,997
                                                   =======  =======

         See accompanying notes to consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                AT DECEMBER 31
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         1996      1995
                                                       ---------  -------
Current liabilities:

  Current portion of long-term debt..................     1,399     1,341

  Trade accounts payable.............................     2,685     2,947

  Accrued wages and related employee benefits........     1,838     1,940

  Accrued expenses...................................     1,436     1,247
                                                       --------   -------
      Total current liabilities......................     7,358     7,475
                                                       --------   -------

  Long-term debt, less current portion...............    12,461     6,696

  Deferred income taxes..............................       637     1,024

  Minority interest..................................        45       296
                                                       --------   -------
      Total liabilities..............................    20,501    15,491
                                                       --------   -------

  Stockholders' equity:
    Common stock, $.01 par value, 30,000,000
      shares authorized, 10,527,000 and 10,415,000
      shares issued and outstanding at December 31,
      1996 and 1995, respectively....................       106       105

    Additional paid-in capital.......................    41,517    41,151

    Retained earnings (deficit)......................   (18,083)    2,250
                                                       --------   -------
      Total stockholders' equity.....................    23,540    43,506
                                                       --------   -------
      Total liabilities and
        stockholders' equity.........................  $ 44,041   $58,997
                                                       ========   =======

         See accompanying notes to consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               1996       1995      1994
                                             ---------  --------  --------
Revenues:
 Patient care services.................      $ 49,035   $41,989   $34,703
 Royalty fees and other................        12,193    12,517    11,916
 Product sales.........................         9,293    10,997    15,401
                                             --------   -------   -------
      Total revenues...................        70,521    65,503    62,019
Cost of revenues:
  Patient care services operations.....        29,038    24,838    19,947
  Products sold to franchises and
   patients............................        22,160    22,275    23,401
                                             --------   -------   -------
      Total cost of revenues...........        51,198    47,113    43,348
                                             --------   -------   -------
Gross profit...........................        19,323    18,390    18,671

Operating expenses:
  Selling, general and administrative
    expenses...........................        10,676    10,709    12,112
  Provision for doubtful accounts......         1,861     1,653     1,899
  Amortization of goodwill.............           960       914       825
  Asset write-offs and other charges...        24,164       ---     6,536
                                             --------   -------   -------
      Total operating expenses.........        37,661    13,276    21,372
                                             --------   -------   -------
Operating income (loss)................       (18,338)    5,114    (2,701)

Other income (expense), net:
  Interest expense.....................          (550)     (403)     (709)
  Other, net...........................           930       496       839
                                             --------   -------   -------
Total other income, net................           380        93       130
                                             --------   -------   -------
Income (loss) before income taxes......       (17,958)    5,207    (2,571)
Provision (benefit) for income taxes...         2,298     2,219      (593)
                                             --------   -------   -------
  Net income (loss)....................      $(20,256)  $ 2,988   $(1,978)
                                             ========   =======   =======

Net income (loss) per common and
  common equivalent share..............        $(1.93)    $0.29    $(0.19)
                                             ========   =======   =======


Weighted average common and common
  equivalent shares outstanding........        10,494    10,453    10,435
                                             ========   =======   =======

         See accompanying notes to consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            YEARS ENDED DECEMBER 31
                                (IN THOUSANDS)

                                                 ADDITIONAL    RETAINED       TOTAL
                                         COMMON    PAID-IN     EARNINGS   STOCKHOLDERS'
                                          STOCK    CAPITAL    (DEFICIT)       EQUITY
                                         ------  -----------  ----------  --------------
BALANCES, DECEMBER 31, 1993............     105     $41,273    $  1,832        $ 43,210
                                         ------     -------    --------        --------

Net loss...............................     ---         ---      (1,978)         (1,978)

Distribution from Subchapter S
  Corporation..........................     ---         ---        (404)           (404)

Issuance of common stock...............     ---          20         ---              20
                                         ------     -------    --------        --------

BALANCES, DECEMBER 31, 1994............     105      41,293        (550)         40,848
                                         ------     -------    --------        --------

Net income.............................     ---         ---       2,988           2,988

Distribution from Subchapter S
  Corporation..........................     ---         ---        (188)           (188)

Issuance (retirement) of common stock       ---        (142)        ---            (142)
                                         ------     -------    --------        --------

BALANCES, DECEMBER 31, 1995............     105      41,151       2,250          43,506
                                         ------     -------    --------        --------

Net loss...............................     ---         ---     (20,256)        (20,256)

Distribution from Subchapter S
  Corporation..........................     ---         ---         (77)            (77)

Issuance of common stock...............       1         366         ---             367
                                         ------     -------    --------        --------

BALANCES, DECEMBER 31, 1996............    $106     $41,517    $(18,083)       $ 23,540
                                         ======     =======    ========        ========

         See accompanying notes to consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31
                                (IN THOUSANDS)

                                                    1996       1995      1994
                                                  ---------  --------  ---------
Cash flows from operating activities:
Net income (loss)...............................  $(20,256)  $ 2,988    $(1,978)
Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
    Depreciation and amortization...............     2,521     2,078      1,919
    Asset write-offs and other charges..........    24,164       ---      6,536
    Provision for doubtful accounts.............     1,861     1,654      1,899
    Changes in assets and liabilities, net
     of effects from purchase of infusion
     therapy companies:
    Accounts and notes receivable...............    (2,320)   (2,171)    (3,836)
    Inventory...................................       180       (42)       343
    Other current assets........................    (1,205)       31       (227)
    Deferred income taxes.......................      (139)      573       (343)
    Accounts payable............................    (1,015)      687        481
    Accrued expenses and minority interest.           (975)   (1,212)    (1,969)
                                                  --------   -------    -------

           Net cash provided by
             operating activities...............     2,816     4,586      2,825
                                                  --------   -------    -------

Cash flows from investing activities:
    Payments for purchase of property
      and equipment.............................    (1,423)   (1,010)    (1,587)
    Additions to other assets...................      (426)     (411)    (1,382)
    Payments for acquisitions, net
      of cash acquired..........................    (4,636)       (7)      (871)
                                                  --------   -------    -------

            Net cash used by
              investing activities..............    (6,485)   (1,428)    (3,840)
                                                  --------   -------    -------

Cash flows from financing activities:
    Net (payments) borrowing under
      line-of-credit agreement..................     5,800    (1,920)     3,600
      Proceeds from (payments on) long-term
      debt and capitalized leases...............      (543)      340       (365)
    Repayments of notes payable.................    (1,157)   (1,141)    (1,868)
    Issuance (retirement) of common stock,
      net of related costs......................       367      (142)        20
    Distribution from S Corporation.............      ( 77)     (188)      (404)
                                                  --------   -------    -------

            Net cash provided (used)by
        financing activities....................     4,390    (3,051)       983
                                                  --------   -------    -------

Net increase (decrease) in cash and
  cash equivalents..............................       721       107        (32)
  Cash and cash equivalents, beginning of year         502       395        427
                                                  --------   -------    -------
Cash and cash equivalents, end of year..........  $  1,223   $   502    $   395
                                                  ========   =======    =======

         See accompanying notes to consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  DESCRIPTION OF BUSINESS

     Option Care, Inc. is a full service provider of home healthcare services. The Company was incorporated in Delaware on July 9, 1991. The Company's predecessor was incorporated in California in January 1984. As of December 31, 1996, 187 Option Care locations were operating in assigned territories in 37 states. Existing offices include 165 locations owned and operated by franchise owners and 22 locations owned and operated by the Company.

     (B)  CONSOLIDATION

     The financial statements include Option Care, Inc. and its 50 percent or more owned subsidiaries. The Company uses the cost method to account for affiliates less than 20 percent owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (C)  INVENTORY

     Inventory, which consists of medical supplies, pharmaceuticals, and displays and brochures is stated at cost, which approximates market, on a first-in, first-out (FIFO) basis.

     (D)  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Equipment purchased under capital leases is stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease.

     Depreciation on equipment is calculated on the straight-line or double declining balance method over the estimated useful lives of the assets (3-7 years for equipment). Leasehold improvements and equipment purchased under capital leases are both amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset.

     (E)  GOODWILL

     Goodwill, which represents the excess of fair market value over the cost of net assets acquired, is amortized on a straight-line basis over 40 years. Accumulated amortization was $592,000, $3,753,000, and $2,805,000 at December 31, 1996, 1995, and 1994, respectively.

     The Company assesses the recoverability of goodwill related to acquired franchises by determining whether the amortization of such goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. With regard to other goodwill, the Company assesses impairment of this asset based on several factors, including probable fair market value, cash flows, and the aggregate value of the franchise business as a whole. See Note 9 of Notes to Consolidated Financial Statements.

     (F)  INCOME TAXES

     The Company files a consolidated federal income tax return with all of its 80 percent or more owned subsidiaries.

     (G)  PATIENT CARE SERVICES REVENUES

     A substantial portion of the Company's revenues are billed to third-party payors. These revenues are recognized when service is provided, net of contractual allowances. Payment from third-party payors is dependent upon the specific benefits provided in the patient's policy. The Company adjusts recognized revenues and the carrying value of patient receivables to provide for the difference between billed charges and expected collections.

     (H)  ROYALTY FEES AND OTHER REVENUES

     Royalty fees and other revenues consist primarily of initial franchise fees and royalty fees. Initial franchise fees are recognized when the franchise training is completed and substantially all services have been provided. Royalty fees are recognized when cash is reported as received by the franchises. Franchise agreements provide for royalties to be paid to the Company based on either 9 percent of gross cash receipts (subject to certain minimums and discounts), or on a sliding scale ranging from 9 percent to 2 percent of gross cash receipts depending on the levels of such receipts and other factors.

     (I)  NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share is based upon average common and common equivalent shares outstanding. Common equivalent shares include the dilutive effect of stock options, if any.

     (J)  STATEMENT OF CASH FLOWS

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (K)  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     (L)  FINANCIAL INSTRUMENTS

     The fair value of the Company's financial instruments approximates their carrying value.

(2)  BUSINESS COMBINATIONS

          At various dates during 1996, the Company purchased the assets of franchises located in Bethel and Milford, OH, Everett, WA and Kennewick, WA as well as all the outstanding stock of the franchise located in Oklahoma City, OK. The Company also purchased the outstanding minority interest in the Bullhead City, AZ location. The Company also purchased the assets of other healthcare related businesses in Bethel and Milford, OH, Kirksville, MO, Jefferson City, MO, Bullhead City, AZ, Grand Junction, CO, Little Rock, AR, Ontario, CA and Houston, TX. The aggregate purchase price for these transactions, except for the Oklahoma City acquisition was $7,220,000, of which $4,636,000 was paid in cash, $1,305,000 in short-term obligations, $471,000 in long-term obligations and $808,000 in forgiveness of accounts receivable. The purchase method of accounting was used and $2,518,000 of goodwill was recorded.

          The Oklahoma City franchise, which was acquired through the issuance of 500,000 shares of common stock, was treated as a pooling of interests, and the accompanying financial statements have been restated by immaterial amounts to reflect this transaction. The accompanying financial statements include the results of operations of all other acquired businesses from the date of acquisition. The unaudited pro-forma results of operations, affected by the acquisitions accounted for as purchases as if they had occurred as of January 1, 1995, was as follows (in thousands, except per share data):

                                    1996      1995
                                  --------- --------

     Net Revenue                  $ 77,502   $88,017
     Net Income (Loss)             (20,233)    3,397
     Net Income (Loss) per
        common equivalent share      (1.93)     0.32

     At various dates during 1995, the Company purchased the outstanding minority interest in its Columbia, MO and Dallas, TX locations as well as the assets of franchises located in Danbury, CT and Mansfield, OH. The aggregate purchase price for these transactions was $1,272,000, of which $441,000 was paid in cash, $244,000 in short-term notes, $91,000 in long-term notes, and $496,000 in forgiveness of accounts receivable. The purchase method of accounting was used and $452,000 of goodwill was recorded. The accompanying financial statements include the results of operations of these acquired businesses from the date of acquisition. Had the acquisitions taken place at the beginning of 1994, the effect on the Company's financial position and results of operations would have been immaterial.

(3)  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                            1996         1995
                                                         ---------    ---------
       Equipment.....................................     $ 8,604      $ 6,968
       Leasehold improvements........................         748          613
                                                         ---------    ---------
                                                            9,352        7,581
       Less accumulated depreciation and
         amortization................................       5,030        4,079
                                                         ---------    ---------
                                                          $ 4,322      $ 3,502
                                                         =========    =========

(4)  LONG-TERM DEBT

    Long-term debt consisted of the following (in thousands):

                                                           1996         1995
                                                         --------     -------
     Payable under lines of credit....................   $ 11,900     $ 6,100
     Notes payable, secured by various assets,
      with maturities through 2005 at interest
      rates ranging from 6.0% to 10.5%................      1,640       1,627
     Capitalized lease obligations....................        320         310
                                                         --------     -------
                                                           13,860       8,037
     Less current portion.............................      1,399       1,341
                                                         --------     -------
     Long-term debt...................................   $ 12,461     $ 6,696
                                                         ========     =======

Maturities of long-term debt and capitalized lease obligations are as follows (in thousands):

                                                                   CAPITALIZED
     YEAR ENDING                                      LONG-TERM       LEASE
     DECEMBER 31,                                        DEBT      OBLIGATIONS
     ------------                                     ---------    -----------
     1997...........................................   $ 1,205     $      207
     1998...........................................    12,010             88
     1999...........................................        91             51
     2000...........................................        42              0
     2001 and beyond................................       192              0
                                                      --------     ----------
                                                       $13,540            346
                                                      ========
     Less amounts representing interest..............                      26
                                                                   ----------
     Present value of net minimum lease payments.....               $     320
                                                                   ==========

     All equipment purchased under capital leases is pledged as collateral.

     In December 1996, the Company entered into a $30,000,000 revolving credit agreement ($15,000,000, $10,000,000 and $5,000,000 with PNC Bank, Harris Bank and The Northern Trust Company, respectively), of which there were outstanding borrowings of $11,900,000 at December 31, 1996. The agreement was amended in early 1997 to increase the maximum available amount to $35,000,000 and to add The First National Bank of Chicago to the lending syndicate. Borrowing under this revolving credit facility will be used to satisfy the Company's working capital requirements, as needed, and to fund acquisitions. The total outstanding principal balance is payable in full on December 20, 1998. Outstanding borrowings under this facility currently bear interest at the lenders' prime rate plus 0.5 percent, which interest rate was 8.75 percent at December 31, 1996.

     The agreement provides that an annual commitment fee be paid by the Company based on 0.375 percent average daily unused amount of the facility. The agreement also requires the Company to maintain certain financial covenants including, but not limited to: maximum leverage ratio, minimum interest coverage ratio, minimum net worth and minimum capitalization. The agreement prohibits the Company from declaring any cash dividends on its common stock. The revolving credit facility is secured by all of the issued and outstanding common stock of the Company and it's subsidiaries.

(5)  LEASE COMMITMENTS

     The Company leases certain medical equipment under long-term lease agreements. Most of the lease agreements have a term of 36 months and are classified as capital leases. A majority of the medical equipment leased under capital leases has been subleased to franchises.

     The Company leases office space under leases which are classified as operating leases. Operating lease expense for 1996, 1995 and 1994 was $2,609,000, $2,100,000, and $1,570,000, respectively. The future minimum lease payments for these leases are as follows:

YEAR ENDING DECEMBER 31,
          1997............................................... $1,479,000
          1998...............................................  1,059,000
          1999...............................................    754,000
          2000...............................................    592,000
          2001 and beyond....................................    730,000
                                                              ----------
                                                              $4,614,000
                                                              ==========

(6)  RETIREMENT PLAN

     All employees who have attained the age of 20 1/2 with one year's service are eligible for participation in the Company's 401(k) Plan. The expense recognized in 1996, 1995, and 1994 related to this plan totaled $298,000, $421,000, and $392,000, respectively. The employer's matching contribution is a percentage of the amount contributed by each employee and is funded on a current basis. The restated amounts for 1995 and 1994 include discretionary contributions to the Oklahoma City retirement plan.

(7)  INCOME TAXES

     The income tax provision (benefit) consisted of the following (in thousands):

                                              CURRENT   DEFERRED    TOTAL
                                              --------  ---------  --------
     1996:
     Federal...............................   $ 2,012   $  (108)   $ 1,904
     State.................................       425       (31)       394
                                              --------  ---------  --------

                                              $ 2,437   $  (139)   $ 2,298
                                              ========  =========  ========

     1995:
     Federal...............................   $ 1,214   $   443    $ 1,657

     State.................................       433       129        562
                                              --------  ---------  --------

                                              $ 1,647   $   572    $ 2,219
                                              ========  =========  ========

     1994:
     Federal...............................   $    (6)  $  (450)   $  (456)

     State.................................        64      (201)      (137)
                                              --------  ---------  --------

                                              $    58   $  (651)   $  (593)
                                              ========  =========  ========

     Income tax expense (benefit) differs from the "expected" tax expense (benefit) for those years computed by applying the U.S. Federal corporate income tax rate of 34% to earnings (loss) before income taxes as follows (in thousands):

                                                       1996      1995      1994
                                                     --------  --------  -------
  Computed "expected" tax expense
   (benefit).......................................  $(6,124)  $ 1,669   $ (818)
  Increase in income taxes resulting
   from:
    Amortization & writeoff of
      goodwill.....................................    8,248       262      281
    State income taxes, net of federal
      income tax benefit...........................      260       371      (91)
    Other, net.....................................      (86)      (83)      35
                                                     --------  --------  -------
    Total provision (benefit)......................  $ 2,298   $ 2,219   $ (593)
                                                     ========  ========  =======

     Deferred tax assets and (liabilities) at December 31, 1996 and 1995 include:

                                           1996                    1995
                                  --------------------    --------------------
                                  CURRENT   NONCURRENT    CURRENT   NONCURRENT
                                  --------  ----------    --------  ----------

Allowance for doubtful
   accounts                        $  939   $    ---      $  614    $    ---
Allowance for notes
  receivable                           46        ---         115         ---
Accrued expenses                      256        ---         695         ---
Non-compete covenant                  ---        ---         ---         ---
Tax accounting changes               (102)      (102)        (38)        ---
Intangible assets                     ---        160
Capital loss                          ---        590
Depreciation                          ---       (113)        ---        (107)
Other, net                             15       (582)         16        (917)
                                   ------   ---------     ------    ---------
                                   $1,154   $    (47)     $1,402    $ (1,024)
                                                          ======    =========
Valuation allowance                   ---       (590)
                                   ------   ---------
                                   $1,154   $   (637)
                                   ======   =========


The Company has a capital loss carryforward of $1,475,000, which expires in 2001. The valuation allowance of $590,000 and $0 at December 31, 1996 and 1995 respectively, increased due to the capital loss carryforward.

(8)  STOCK OPTIONS AND INCENTIVE PLAN

     The Company's 1991 Stock Incentive Plan (the "Incentive Plan") was adopted by the Board and approved by the stockholders on September 11, 1991. The Incentive Plan provides for the award of cash, stock, and stock unit bonuses, and the grant of stock options and stock appreciation rights (SARs), to officers and employees of the Company and its subsidiaries and other persons who provide services to the Company on a regular and substantial basis. The Company has reserved an aggregate of 1,660,000 shares of Common Stock for issuance under the

Incentive Plan. A proposal to increase reserved shares of Common Stock to 2,000,000 will be voted upon at the Company's 1997 Annual Meeting of Shareholders. All options under the Incentive Plan must be exercised within ten years after the grant date. As of December 31, 1996, no stock, stock unit bonuses, or SARs have been granted pursuant to the Incentive Plan.

     The following schedule details the changes in the Company's Stock Incentive Plan for the three years ending December 31, 1996:


                              1994                   1995                   1996
                       -----------------------------------------------------------------
                                   WEIGHTED-              WEIGHTED-            WEIGHTED-
                                   AVERAGE                AVERAGE              AVERAGE
                                   EXERCISE               EXERCISE             EXERCISE
       OPTIONS           SHARES      PRICE      SHARES     PRICE     SHARES     PRICE
---------------------  ----------  ---------  ----------  --------  ---------  ---------
Outstanding at
  beginning
  of year                886,100       $4.36    868,730      $4.10   870,230      $3.52
Granted                  332,920        3.46    665,050       3.49   197,350       4.47
 Exercised                (5,500)       3.75    (24,625)      2.25   (42,428)      2.66
 Terminated             (324,790)       4.32   (638,925)      3.60   (59,705)      2.88
                       ---------              ---------             --------
Outstanding at
  end of year            868,730        4.10    870,230       3.52   965,447       3.58
                       =========              =========             ========

Options exercisable
  at year-end            179,995                139,490              317,223

Weighted Average
 fair value of
 options granted
 during the year           $1.33                  $1.33                $1.71

The following table summarizes information about the Company's Stock Incentive Plan and options outstanding at December 31, 1996:

                                         OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                            ---------------------------------------------    -------------------------------

                                           WEIGHTED-AVG.
RANGE OF                       NUMBER       REMAINING                           NUMBER
EXERCISE                     OUTSTANDING   CONTRACTUAL      WEIGHTED-AVG.    EXERCISABLE       WEIGHTED-AVG.
 PRICES                       AT 12/31/96     LIFE          EXERCISE PRICE   AT 12/31/96      EXERCISE PRICE
--------                    -------------  -------------    --------------   -----------      --------------

$2.25 to $3.38                 354,097      7.6 years            $2.59         159,448              $2.44

$3.75 to $4.25                 393,600      8.2 years            $3.95         113,788              $3.75

$4.38 to $7.50                 217,750      9.0 years            $4.54          43,987              $4.38
                               -------                                          -------

$2.25 to $7.50                 965,447      8.2 years            $3.58         317,223              $3.18
                               =======                                         =======

     On February 21, 1995, the Stock Option Committee of the Company's Board of Directors repriced all outstanding employee stock options at the day's closing price of $2.25. All vesting schedules remained unchanged.

The 1996 Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company's common stock through payroll deductions not exceeding 15% of base wages, at a 15% discount from market price on the grant date. There were no shares related to the plan issued during 1996.

The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans.

Had compensation cost for the Company's stock-based compensations plans been determined based on FASB Statement 123, the Company's net loss and loss per share in 1996 and net income and earnings per share in 1995 would have been the pro forma amounts indicated below:

                                               1996      1995
                                             ---------  -------
Net income (loss):              as reported  $(20,256)   $2,988
                                pro forma    $(20,410)   $2,876

Net income (loss) per common
  and equivalent share:         as reported  $  (1.93)   $ 0.29
                                pro forma    $  (1.95)   $ 0.28

The fair value of options granted under the Company's stock option plan during 1995 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield, expected volatility of 30%, risk free interest rate of 6.5% and expected lives of 5 years.

(9)  REORGANIZATION EXPENSES AND OTHER CHARGES

     During 1996, the Company recorded a $24,164,000 non-cash charge related to write-offs of various intangible assets. These write downs primarily relate to goodwill recorded through pushdown accounting for a change of control in 1990, as well as goodwill related to prior year acquisitions. The write-off resulted from the Company's stated objective of purchasing existing franchises and from evaluation of estimated future cash flows of acquired businesses.

     During 1994, the Company recognized $6,536,000 in primarily non-cash charges relating to write-offs of notes receivable and capitalized software development costs, additional reserves for a note receivable, and severance.

(10) COMMITMENTS AND CONTINGENCIES

     The Company was a defendant in a lawsuit filed in U.S. District Court, Eastern District of California, by the former owners of two Option Care franchises and other entities with which they are affiliated. The plaintiffs were pursuing claims for breach of contract, breach of the covenant of good faith and fair dealing, breach of alleged fiduciary duties, promissory estoppel, and violations of California franchise law. On September 28, 1993, the U.S. District Court, Eastern District of California, entered summary judgement for the Company on all claims. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit, which, on February 22, 1996, affirmed the district court's decision. The plaintiffs then petitioned the Supreme Court of the United States for a writ of certiorari. The Supreme Court of the United States denied the petition for a writ of certiorari on October 7, 1996.

     The Company is a defendant in a lawsuit filed January 28, 1994 in U.S. District Court, Clark County, Nevada, by one of the owners of the Las Vegas, NV, franchise, which the Company managed through a subsidiary. The plaintiff is pursuing claims for breach of contract, breach of fiduciary duties, fraud, negligent misrepresentation, and breach of implied covenant of good faith and fair dealing. The Company believes that the plaintiff's claims are without merit, and intends to vigorously defend the lawsuit. The Company has filed a motion to dismiss, which was granted on April 1, 1994 regarding the alleged breach of fiduciary duty, breach of contract and fraud. There has been no subsequent pursuit of the remaining claims. Should the plaintiff pursue these claims in the future, the Company will vigorously contest such claims.

     On January 17, 1995, an action entitled Dennis H. Birenbaum v. Option Care, Inc., Case No. 95-439, was filed with the District Court of Dallas County, Texas. Plaintiff alleged breach of contract, promissory estoppel and negligent misrepresentation concerning an alleged agreement for the sale and purchase of Plaintiff's company. In response, the Company produced evidence showing no agreement was ever made. Dr. Birenbaum's lawsuit was dismissed and the Company was awarded summary judgment by the Court. Dr. Birenbaum has filed an appeal which the Company is vigorously contesting.

     Despite the inherent uncertainties of litigation, management of the Company at this time does not believe that the lawsuits will have a material adverse impact on the financial condition of the Company.

     The Company may also be required, upon death or termination of employment, to purchase stock of certain minority shareholders of subsidiaries.

(11) SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)

                                        1996     1995    1994
                                       -------  -------  -----
Interest and taxes paid:
Interest.............................  $  899   $  998  $ 701
                                       =======  ======= ======
Income taxes.........................  $2,105   $1,298  $  70
                                       =======  ======= ======

Noncash investing and financing
  activities:

Stock issued for acquired franchise    $  244   $  ---  $ ---
 Notes issued for franchise            =======  ======= ======


  acquisitions.......................  $1,776   $  ---  $ 619
                                       =======  ======= ======
Additions to obligations under
  capital leases..................     $   85   $   27  $  40
                                       =======  ======= ======
Additions to subleases under
  direct financing leases.........     $   45   $   22  $  36
                                       =======  ======= ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEMS 10. THROUGH 13.

     Information regarding executive officers is contained in Item 4 of Part I of this Report and is incorporated herein by reference. Information on directors of the registrant, executive compensation, security ownership of certain beneficial owners and management and certain relationships and related
transactions is set forth under the Election of Directors,   Security Ownership
of Certain Beneficial Owners and Management, Executive Compensation and Certain Transactions with Management and Directors captions of the Registrant's definitive proxy statement dated April 18, 1997 for its May 9, 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission in April 1997, and such information is incorporated herein by reference; provided, however the report of the compensation committee on executive compensation, the performance graph and the ten-year option repricing table shall not be deemed to be so incorporated by reference. The information under the caption " Beneficial Ownership Reporting Compliance" of the 1997 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following Consolidated Financial Statements of the Company and its subsidiaries and independent auditors' report thereon are included as pages 21 through 35 of this Annual Report on Form 10-K:

                                                                 PAGE
                                                                 ----
     Independent Auditors' Report..............................   25

     Consolidated Balance Sheets - December 31, 1996 and 1995..   26

     Consolidated Statements of Operations - Years End
      December 31, 1996, 1995 and 1994........................    28

     Consolidated Statements of Stockholders' Equity -
      Years Ended December 31, 1996, 1995 and 1994............    29

     Consolidated Statements of Cash Flows - Years Ended
      December 31, 1996, 1995 and 1994........................    30

     Notes to Consolidated Financial Statements................   31

     (a)(2) The following supporting financial statement schedule and independent auditors' report thereon are included as pages 46 through 47 of this Annual Report on Form 10-K:

                                                                 PAGE
                                                                 ----

     Independent Auditors' Report..............................   46

     Schedule II - Valuation and Qualifying Accounts...........   47

          All other Schedules are omitted because the required information is not applicable or information is presented in the Consolidated Financial Statements or related notes.


     (a)(3)  Exhibits:

EXHIBIT
NUMBER
-------
3.1       Certificate of Incorporation of the Registrant, together with
          Certificate of Amendment thereto filed February 18, 1992. Filed as
          Exhibit 3(a) to the Company's Registration Statement (No. 33-45836)
          dated April 15, 1992 and incorporated by reference herein.

3.2 Certificate of Amendment to Certificate of Incorporation of the Registrant filed March 25, 1992. Filed as Exhibit 3(c) to the
          Company's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.

3.3       Restated By-laws of the Registrant dated June 1, 1994. Filed as
          Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ending December 31, 1994 and incorporated by reference herein.

10.1      Stock Purchase Agreement dated February 18, 1992, among the
          Registrant, OCE and the stockholders of Young's I.V. Therapy, Inc.
          Filed as Exhibit 2(f) to the Company's Registration Statement (No. 33-
          45836) dated April 15, 1992 and incorporated by reference herein.

10.2 1991 Stock Incentive Plan of the Registrant and related forms of Incentive and Nonqualified Stock Option Agreements. Filed as Exhibit
          10(a) to the Company's Registration Statement (No. 33-45836) dated
          April 15, 1992 and incorporated by reference herein.

10.2(a) Amendment to the 1991 Stock Incentive Plan of the Registrant and related forms of Incentive and Nonqualified Stock Option Agreements, dated February 21, 1995. Filed as Exhibit 10.6(a) to the Company's
          Annual Report on Form 10-K for the year ending December 31, 1994 and incorporated by reference herein.

10.3 Option Care, Inc. 401(k) Profit Sharing Plan. Filed as Exhibit 10(b) to the Company's Registration Statement (No. 33-45836) dated April
          15, 1992 and incorporated by reference herein.

10.4      Consulting Agreement dated as of September 27, 1990 between EJ
          Financial Enterprises and Michael Prime. Filed as Exhibit 10(h) to the
          Company's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.

     10.5      Form of Franchise Agreement. *


     10.6 Lease dated as of October 23, 1996 between the Registrant and LaSalle National Trust, N.A., as Trustee.*

     10.7 Consulting Agreement between the Registrant and EJ Financial Enterprises, Inc. Filed as Exhibit 10(o) to the Company's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.

     10.8 Credit Agreement with ancillary documentation dated December 23, 1996, among Registrant, Option Care Enterprises, Inc. ("OCE"), Option Care, Inc. (California), and Option Care Capital Services and PNC Bank as agent and lender and Harris Bank and The Northern Trust Company as lenders re: $30,000,000 credit agreement.*

     10.9 Stock Sale Agreement, Franchise Agreement and Addendum to Franchise Agreement dated December 31, 1996 among the Registrant and J. Harris Morgan, Jr. *

     10.10 Promissory Note between Convention Center Drug, Inc., and Option Care, Inc., dated November 15, 1996.*

     10.11 Security Agreement between Convention Center Drug, Inc. and Option Care, Inc., dated November 15, 1996.*

     10.12 Promissory Notes between Home I.V., Inc. and Option Care, Inc., dated March 17, 1995. Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ending December 31, 1995 and incorporated by reference herein.

     10.13 Promissory Note between F.Y.V.O., Inc., and Option Care, Inc., dated November 1, 1995. Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ending December 31, 1995 and incorporated by reference herein.

     10.14 Promissory Note between Option Home Health, Inc. and Option Care, Inc., dated November 1, 1995. Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ending December 31, 1995 and incorporated by reference herein.

     10.15 Amended Option Care, Inc. 1996 Employee Stock Purchase Plan, dated January 1, 1996. Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ending December 31, 1995 and incorporated by reference herein.

     10.16 Executive Severance Agreement between Erick E. Hanson and Option Care, Inc., dated June 28, 1996.*

     10.17 Executive Severance Agreement between Jeffery Fox and Option Care, Inc., dated June 28, 1996.*

     10.18 Executive Severance Agreement between Cathy Bellehumeur and Option Care, Inc., dated June 28, 1996.*

     11        Statement re:  Computation of Per Share Earnings. *

     21        Subsidiaries of the Registrant. *

     23        Consent of KPMG Peat Marwick LLP. *

*  Filed as an Exhibit herewith.

The following management contracts and compensatory plans and arrangements are filed as Exhibit 10 in this Annual Report on Form 10-K, or are incorporated by reference herein.

EXHIBIT
NUMBER
-------

     10.2 1991 Stock Incentive Plan of the Registrant and related forms of Incentive and Nonqualified Stock Option Agreements. Filed as
               Exhibit 10(a) to the Company's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.

     10.2(a) Amendment to the 1991 Stock Incentive Plan of the Registrant and related forms of Incentive and Nonqualified Stock Option Agreements, dated February 21, 1995. Filed as Exhibit 10.6(a) to the Company's Annual Report on Form 10-K for the year ending December 31, 1994 and incorporated by reference herein.

     10.3 Option Care, Inc. 401(k) Profit Sharing Plan. Filed as Exhibit 10(b) to the Company's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.

     10.4 Consulting Agreement dated as of September 27, 1990 between EJ Financial Enterprises and Michael Prime. Filed as Exhibit 10(h) to the Company's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.

     10.7 Consulting Agreement between the Registrant and EJ Financial Enterprises, Inc. Filed as Exhibit 10(o) to the Company's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.

     10.15 Amended Option Care, Inc. 1996 Employee Stock Purchase Plan, dated January 1, 1996. Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ending December 31, 1995 and incorporated by reference herein.

     10.16 Executive Severance Agreement between Erick E. Hanson and Option Care, Inc., dated June 28, 1996.

     10.17 Executive Severance Agreement between Jeffery Fox and Option Care, Inc., dated June 28, 1996.

     10.18 Executive Severance Agreement between Cathy Bellehumeur and Option Care, Inc., dated June 28, 1996.

                               OPTION CARE, INC.
                                 EXHIBIT INDEX
           (FOR EXHIBITS FILED WITH THIS ANNUAL REPORT ON FORM 10-K)

EXHIBIT
NUMBER         DESCRIPTION                                                  PAGE
---------      -----------                                                  ----

10.5           Form of Franchise Agreement.

10.6           Lease, dated October 23, 1996.

10.8           Credit Agreement, dated December 23, 1996.

10.9           Stock Sale Agreement, Franchise Agreement and Addendum
                    to Franchise Agreement, dated December 31, 1996.

10.10          Promissory Note, dated November 15, 1996

10.11          Security Agreement, dated November 15, 1996

10.16          Executive Severance Agreement, dated June 28, 1996.

10.17          Executive Severance Agreement, dated June 28, 1996.

10.18          Executive Severance Agreement, dated June 28, 1996.

11             Statement re:  Computation of Per Share Earnings.

21             Subsidiaries of the Registrant.

23             Consent of KPMG Peat Marwick LLP.

     (D)  REPORTS ON FORM 8-K.

     The Company has not filed any Reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Option Care, Inc.:



     Under date of March 5, 1997, we reported on the consolidated balance sheets of Option Care, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in this annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

     In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                              KPMG Peat Marwick LLP



Chicago, Illinois
March 5, 1997

                      OPTION CARE, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                (IN THOUSANDS)




ALLOWANCE FOR DOUBTFUL ACCOUNTS:

                    BALANCE                                            BALANCE
YEAR               BEGINNING      (A)         CHARGED        (B)         END
ENDED              OF PERIOD  ACQUISITIONS  TO EXPENSE   DEDUCTIONS   OF PERIOD
------             ---------  ------------  ----------   ----------   ---------
December 31, 1994    1,836          ---        1,899       (1,393)       2,342
                    ========     ========     ========    =========   =========

December 31, 1995    2,342          ---        1,653       (2,722)       1,273
                    ========     ========     ========    =========   =========

December 31, 1996    1,273          306        1,861       (1,702)       1,738
                    ========     ========     ========    =========   =========

ALLOWANCE FOR UNCOLLECTIBLE NOTES RECEIVABLE:

                    BALANCE                                            BALANCE
YEAR               BEGINNING      (A)         CHARGED        (B)         END
ENDED              OF PERIOD  ACQUISITIONS  TO EXPENSE   DEDUCTIONS   OF PERIOD
------             ---------  ------------  ----------   ----------   ---------

December 31, 1994       79          ---          671          (79)         671
                    ========     ========     ========    =========   =========

December 31, 1995      671          ---          ---         (329)         342
                    ========     ========     ========    =========   =========

December 31, 1996      342          ---           30         (256)         116
                    ========     ========     ========    =========   =========

(A)  Represents balances related to companies acquired during the year.
(B)  Represents accounts written off.

                                   SIGNATURES



     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                         Option Care, Inc.


                                    By:      /S/ Erick E. Hanson
                                           -------------------------------------
                                                     Erick E. Hanson
                                              President, Chief Executive Officer
                                              and Director

                                    Date:    March 20, 1997
                                           -------------------------------------


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT, AND IN THE CAPACITIES AND ON THE DATES INDICATED.


          SIGNATURE                 TITLE                           DATE
          ---------                 -----                           ----
/s/ Erick E. Hanson           President, Chief Executive        March 20, 1997
----------------------------   Officer and Director             --------------
     Erick E. Hanson           (Principal Executive Officer)


/s/ Paul S. Jurewicz          Senior Vice President and         March 20, 1997
----------------------------  Chief Financial Officer           --------------
     Paul Jurewicz            (Principal Accounting Officer
                              and Principal Financial Officer)

/s/ James G. Andress          Director                          March 20, 1997
----------------------------                                    --------------
     James G. Andress

/s/ John N. Kapoor            Chairman and Director             March 20, 1997
----------------------------                                    --------------
     Dr. John N. Kapoor

/s/ Jerome F. Sheldon         Director                          March 20, 1997
----------------------------                                    --------------
     Jerome F. Sheldon

/s/ Roger W. Stone            Director                          March 20, 1997
----------------------------                                    --------------
     Roger W. Stone