Form 10-Q
period 1997-03-31
OPTION CARE INC/DE
filed 1997-05-15
CIK 884064

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the first quarter ended March 31, 1997
                                               --------------


                        Commission file number 80-19878
                                               --------


                               OPTION CARE, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)


             Delaware                                   36-3791193
-----------------------------------           ---------------------------------
   (State or other jurisdiction               (IRS Employer Identification No.)
 of incorporation or organization)


100 Corporate North
Suite 212
Bannockburn, Illinois                                              60015
---------------------------------------                          ----------
(Address of principal executive office)                          (zip code)

Registrant's telephone number, including area code:            (847) 615-1690
                                                               ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES    X         NO  _____
                                -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                       Outstanding as of April 30, 1997
    ----------------------------           --------------------------------
    Common Stock - .01 par value                      10,602,910

                                     INDEX
                        OPTION CARE, INC. & SUBSIDIARIES



PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                             PAGE NO.
          --------------------

          Condensed Consolidated Balance Sheets - March 31, 1997
          and December 31, 1996.................................             3

          Condensed Consolidated Statements of Operations -
          Three Months Ended March 31, 1997 and 1996............             4

          Consolidated Statement of Stockholders' Equity -
          Three Months Ended March 31, 1997.....................             5

          Condensed Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1997 and 1996............             6

          Notes to Condensed Consolidated Financial Statements..             7

Item 2.   Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of Operations.........             8
          ---------------------------------------------



PART II   OTHER INFORMATION

Item 6.   Exhibits.............................................             10
          --------

                        PART I.  FINANCIAL INFORMATION
                      OPTION CARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                    ASSETS

                                              March 31,  December 31,
                                              ---------  ------------
                                                1997         1996
                                                ----         ----
Current assets:
 Cash and cash equivalents..................  $    985     $  1,223
 Accounts receivable, net...................    27,717       20,558
 Inventories................................     2,219        1,598
 Deferred income taxes......................     1,154        1,154
 Other current assets.......................     4,044        4,283
                                               -------      -------
   Total current assets.....................    36,119       28,816

Property and equipment, net.................     4,597        4,322
Goodwill....................................    13,682        7,873
Other assets................................     3,322        3,030
                                              --------     --------
   Total assets.............................  $ 57,720     $ 44,041
                                              ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt..........  $    537     $  1,399
 Trade accounts payable.....................     4,552        2,685
 Accrued wages & related employee benefits..     1,700        1,838
 Accrued expenses...........................     4,153        1,436
                                              --------     --------
   Total current liabilities................    10,942        7,358

Long-term debt, excluding current portion...    21,582       12,461
Deferred income taxes.......................       637          637
Minority interest...........................        27           45
                                              --------     --------
   Total liabilities........................    33,188       20,501

Stockholders' equity:
 Common stock, $.01 par value, 30,000,000
  shares authorized, 10,602,660 and
  10,527,000 shares issued and outstanding
  at March 31, 1997 and December 31, 1996...       106          106
 Additional paid-in capital.................    41,587       41,517
 Retained earnings (deficit)................   (17,161)     (18,083)
                                              --------     --------
   Total stockholders' equity...............    24,532       23,540
                                              --------     --------
   Total liabilities and stockholders'
    equity..................................  $ 57,720     $ 44,041
                                              ========     ========



    See accompanying notes to condensed consolidated financial statements.

                       OPTION CARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                     (In thousands, except per share data)
                                  (Unaudited)


                                               THREE MONTHS ENDED
                                                    March 31,
                                                   -----------
                                               1997           1996
                                              -------        -------

Revenues:
  Patient care services                       $14,737        $10,416
  Royalty fees and other                        2,912          3,131
  Product sales                                 2,275          2,159
                                              -------        -------
      Total revenues                           19,924         15,706

Cost of revenues                               14,867         11,124
                                              -------        -------
      Gross profit                              5,057          4,582

Selling, general and
  administrative expenses                       2,972          2,673
Provision for doubtful accounts                   432            371
Amortization of goodwill                           54            220
                                              -------        -------
      Total operating expenses                  3,458          3,264

Operating income                                1,599          1,318
Other income (expense), net                       (12)           205
                                              -------        -------

Income before income taxes                      1,587          1,523
Income tax expense                                665            673
                                              -------        -------
Net income                                    $   922        $   850
                                              =======        =======

Net income per common and
  common equivalent share                     $  0.09        $  0.08
                                              =======        =======
Weighted average common
  and common equivalent
  shares outstanding                           10,798         10,518
                                              =======        =======

     See accompanying notes to condensed consolidated financial statements.

                       OPTION CARE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                       (In thousands, except share data)
                                  (Unaudited)



                                          Additional                  Total
                                 Common    Paid-in    Retained    Stockholders'
                                  Stock    Capital    Earnings       Equity
                                 -------  ----------  ----------     --------


Balances, December 31, 1996..       $106     $41,517    $(18,083)     $23,540

Net income...................        ---         ---         922          922

Issuance of common stock.....        ---          70         ---           70
                                   -----     -------    --------      -------

Balances, March 31, 1997.....       $106     $41,587    $(17,161)     $24,532
                                   =====     =======    ========      =======


     See accompanying notes to condensed consolidated financial statements.

                       OPTION CARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (In thousands)
                                  (Unaudited)


                                                             1997      1996
                                                           --------  --------

Cash flows from operating activities:
  Net income.............................................  $   922   $   850
  Adjustments to reconcile net income to net cash
       provided by operating activities:
    Depreciation and amortization........................      543       528
     Provision for doubtful accounts.....................      432       371
    Change in assets and liabilities net of effects
       from purchase of businesses.......................   (3,550)   (1,163)
                                                           -------   -------
Net cash provided (used) by operating activities.........   (1,653)      586
                                                           -------   -------

Cash flows from investing activities:
  Additions to other assets..............................   (6,231)   (2,721)
  Payments for purchases of property and equipment.......     (684)     (534)
                                                           -------   -------
Net cash used in investing activities....................   (6,915)   (3,255)
                                                           -------   -------

Cash flows from financing activities:
  Net borrowings on revolving credit facility............    8,300     2,300
  Net (payments) borrowing of other long-term debt.......      (40)      153
  Proceeds from issuance of stock........................       70       244
                                                           -------   -------
     Net cash provided by financing activities...........    8,330     2,697
                                                           -------   -------
Net increase (decrease) in cash..........................     (238)       28

Cash and cash equivalents, beginning of period...........    1,223       502
                                                           -------   -------

Cash and cash equivalents, end of period.................  $   985   $   530
                                                           =======   =======

     See accompanying notes to condensed consolidated financial statements.

                       OPTION CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                            March 31, 1997 and 1996



1.  Basis of Presentation
    ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.


2.  Recent Accounting Pronouncement
    -------------------------------

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Sandards ("SFAS") No. 128, "Earnings Per Share" ("EPS"). Implementation of SFAS No. 128 is required for the periods ending after December 15, 1997. The standard establishes new methods for computing and presenting EPS and replaces the presentation of primary and fully-diluted EPS with basic and diluted EPS. The new methods under this standard are not expected to have a significant impact on the Company's EPS amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Discussion of Results of Operations for the First Quarter Ended March 31, 1997.

For the quarter ended March 31, 1997, total revenues were $19.9 million, an increase of $4.2 million or 26.9 percent over the comparable period last year. Patient care services revenue (revenues generated at Company-owned stores) were $14.7 million, a $4.3 million or 41.5 percent increase over the comparable quarter in 1996. Royalty fees were $2.9 million in the first quarter of 1997, a
7.0 percent decrease over the comparable quarter last year. The growth in patient care services revenue and decline in royalty fees are primarily driven by the Company's acquisition strategy which includes the acquisition of franchise locations. During the quarter ended March 31, 1997, the Company acquired franchise offices in Ann Arbor, Michigan, Miami, Florida and Vista, California. These acquisitions and the resulting shift in revenue mix is consistent with the Company's strategic shift to being a provider of comprehensive home health care services with a supporting franchise network rather than a franchisor of infusion therapy.

Gross profit for the first quarter of fiscal 1997 increased $0.5 million or 10.4 percent from gross profit for the same period in fiscal 1996. As a percentage of revenues, gross profit decreased from 29.2 percent to 25.4 percent in the first quarter of fiscal 1997. The decline in gross margin is due primarily to changes in the Company's revenue mix, specifically the decline in royalty fees coupled with growth in patient care service revenue. Revenues from patient care services (associated with Company-owned Option Care offices) have a higher cost of revenue than the Company's franchise business, which consists of revenues from royalty and other fees.

Total operating expenses for the quarter ended March 31, 1997 were $3.5 million, an increase of $0.2 million or 5.9 percent over the comparable quarter last year. Selling, general and administrative expenses were $3.0 million, an increase of $0.3 million or 11.2 percent compared to the first quarter of 1996. This increase was primarily driven by the Company's software development business, Management By Information, which was acquired in the third quarter of 1996. Therefore, the expenses are not included in the first quarter of 1996 but are included in the first quarter of 1997.

Pretax income for the first quarter of fiscal 1997 increased $0.1 million or 4.2 percent over the comparable period of fiscal 1996, primarily as a result of the increase in patient care revenues.

For the first quarter ended March 31, 1997, Option Care, Inc. reported a $0.1 million or 8.5 percent increase in net income compared to net income for the similar period in 1996.

The effective combined federal and state income tax rate was 41.9 percent in the first quarter of fiscal 1997 versus 44.2 percent for the first quarter of fiscal 1996. The effective tax rate is higher than the federal statutory tax rate of 34% due to state income taxes and non-tax deductible expenses, primarily goodwill amortization. The non-deductible portion of the Company's expenses (primarily goodwill amortization) is essentially fixed, so the effective tax rate decreases as pre-tax income increases.

Liquidity and Capital Resources

As of March 31, 1997, the Company had cash and cash equivalents of $1.0 million. The Company's working capital at that date was $25.2 million, compared with $21.5 million on December 31, 1996. The increase in working capital of $3.7 million is derived primarily by acquisitions and the resultant net increase in working capital. The Company attempts to manage its cash balances to minimize interest expense on its line of credit borrowing.

In December 1996, the Company entered into a $30.0 million revolving credit arrangement, of which there were outstanding borrowings of $20.2 million at
March 31, 1997.   The agreement was amended during the first quarter of 1997 to increase the maximum available amount to $35.0 million. Management believes that cash flow from operations, in conjunction with borrowing availability under its credit facility, will be sufficient to meet the cash needs of the business for the immediate future, but that additional long-term financing may be needed to meet the Company's acquisition plans. There are no guarantees that such financing will be available or available at an acceptable cost. The total outstanding principal balance is payable in full in December, 1998.

There are currently various proposals under development to enact health care reform on a national, state and local level. It is not possible at this time to predict the cash flow impact, if any, which such changes may have on providers of home health care services and on the Option Care locations.

PART II     OTHER INFORMATION

Item 4      Submissions of Matters to a Vote of Security Holders
------      ----------------------------------------------------

            None.


Item 6 (a)  Exhibits
----------  --------

     11.    Computations of Per Share Earnings


Item 6 (b)  Reports on Form 8-K or Form 8
----------  -----------------------------

            None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       OPTION CARE, INC.



                                 By:   /s/ Paul S. Jurewicz
                                       ------------------------

                                       Paul S. Jurewicz
                                       Senior Vice President and
                                       Chief Financial Officer


                                 Date: May 13, 1997