Form 10-Q
period 1997-06-30
OPTION CARE INC/DE
filed 1997-08-14
CIK 884064

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the first quarter ended June 30, 1997
                                               -------------


                        Commission file number 80-19878
                                               --------


                               OPTION CARE, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)


             Delaware                                    36-3791193
-----------------------------------            ------------------------------
   (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)


100 Corporate North
Suite 212
Bannockburn, Illinois                                                 60015
---------------------------------------                             ----------
(Address of principal executive office)                             (zip code)

Registrant's telephone number, including area code:              (847) 615-1690
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

                           YES    X         NO
                                -----           -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                        Outstanding as of July 31, 1997
----------------------------           --------------------------------
Common Stock - .01 par value                      10,683,742

                                     INDEX
                        OPTION CARE, INC. & SUBSIDIARIES



PART I                     FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)                       PAGE NO.
           -----------------------------------------------------

           Condensed Consolidated Balance Sheets - June 30, 1997
           and December 31, 1996................................         3

           Condensed Consolidated Statements of Operations -
           Three and Six Months Ended June 30, 1997 and 1996....         4

           Consolidated Statement of Stockholders' Equity -
           Three Months Ended June 30, 1997.....................         5

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended June 30, 1997 and 1996............         6

           Notes to Condensed Consolidated Financial Statements.         7

Item 2.    Management's Discussion and Analysis of
           -----------------------------------------------------
           Financial Condition and Results of Operations........         8
           -----------------------------------------------------



PART II  OTHER INFORMATION

Item 6.  Exhibits.....................................................    11
         --------

                         PART I. FINANCIAL INFORMATION
                      OPTION CARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)


                                    ASSETS

                                                     June 30,       December 31,
                                                     --------       ------------
                                                       1997             1996
                                                       ----             ----
Current assets:
 Cash and cash equivalents.......................    $    960         $  1,223
 Accounts receivable, net........................      29,614           20,558
 Inventories.....................................       2,818            1,598
 Deferred income taxes...........................       1,154            1,154
 Other current assets............................       6,353            4,283
                                                     --------         --------
     Total current assets........................      40,899           28,816

Property and equipment, net......................       5,251            4,322
Goodwill.........................................      15,257            7,873
Other assets.....................................       3,169            3,030
                                                     --------         --------
     Total assets................................    $ 64,576         $ 44,041
                                                     ========         ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt...............    $    288         $  1,399
 Trade accounts payable..........................       6,455            2,685
 Accrued wages & related employee benefits.......       2,211            1,838
 Accrued expenses................................       3,701            1,436
                                                     --------         --------
     Total current liabilities...................      12,655            7,358

Long-term debt, excluding current portion........      26,093           12,461
Deferred income taxes............................         637              637
Minority interest................................          26               45
                                                     --------         --------
     Total liabilities...........................      39,411           20,501

Stockholders' equity:
 Common stock, $.01 par value, 30,000,000
  shares authorized, 10,684,000 and
  10,527,000 shares issued and outstanding
  at June 30, 1997 and December 31, 1996.........         107              106
 Additional paid-in capital......................      41,785           41,517
 Retained earnings (deficit).....................     (16,727)         (18,083)
                                                      -------         --------
     Total stockholders' equity..................      25,165           23,540
                                                     --------         --------
     Total liabilities and stockholders'
       equity....................................    $ 64,576         $ 44,041
                                                     ========         ========

    See accompanying notes to condensed consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                  Three Months Ended     Six Months Ended
                                                                       June 30,              June 30,
                                                                      ----------            ----------
                                                                   1997       1996       1997       1996
                                                                  -------    -------    -------    -------
Revenues:
Patient care services                                             $18,923    $12,815    $33,660    $23,230
Royalty fees and other                                              2,474      3,089      5,385      6,097
Product sales                                                       2,353      2,206      4,629      4,489
                                                                  -------    -------    -------    -------
  Total Revenues                                                   23,750     18,110     43,674     33,816

Cost of revenues                                                   18,937     13,083     33,805     24,207
                                                                  -------    -------    -------    -------
  Gross profit                                                      4,813      5,027      9,869      9,609

Selling, general and administrative expenses                        3,262      2,619      6,235      5,198
Provision for doubtful accounts                                       531        603        962        973
Amortization of goodwill                                              118        257        172        484
                                                                  -------    -------    -------    -------
  Total operating expenses                                          3,911      3,479      7,369      6,655

Operating income                                                      902      1,548      2,500      2,954
Other income (expense), net                                          (151)       (10)      (163)       106
                                                                  -------    -------    -------    -------

Income before income taxes                                            751      1,538      2,337      3,060
Income tax expense                                                    317        672        981      1,344
                                                                  -------    -------    -------    -------

Net income                                                        $   434    $   866    $ 1,356    $ 1,716
                                                                  =======    =======    =======    =======

Net income per common & common equivalent shares                  $  0.04    $  0.08    $  0.13    $  0.16
                                                                  =======    =======    =======    =======

Weighted average common & common equivalent shares outstanding     10,788     10,741     10,768     10,681
                                                                  =======    =======    =======    =======

    See accompanying notes to condensed consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                       (In thousands, except share data)
                                  (Unaudited)


                                          Additional                   Total
                                Common     Paid-in     Retained    Stockholders'
                                 Stock     Capital     Earnings       Equity
                                -------   ----------   --------       -------
Balances, December 31, 1996..   $   106   $   41,517   $(18,083)      $23,540

Net income...................       ---          ---      1,356         1,356

Issuance of common stock.....         1          268        ---           269
                                -------   ----------   --------       -------

Balances, June 30, 1997......   $   107   $   41,785   $(16,727)      $25,165
                                =======   ==========   ========       =======

    See accompanying notes to condensed consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                (In thousands)
                                  (Unaudited)


                                                               1997       1996
                                                             -------    -------
Cash flows from operating activities:
  Net income.............................................    $ 1,356    $ 1,716
  Adjustments to reconcile net income to net cash
       provided by operating activities:
    Depreciation and amortization........................      1,182      1,095
    Provision for doubtful accounts......................        962        973
    Change in assets and liabilities net of effects
       from purchase of businesses.......................     (6,812)    (3,285)
                                                             -------    -------
Net cash provided (used) by operating activities.........     (3,312)       499
                                                             -------    -------

Cash flows from investing activities:
  Additions to other assets..............................     (1,775)      (984)
  Payments for purchases of property and equipment.......     (7,966)    (3,265)
                                                             -------    -------
Net cash used in investing activities....................     (9,741)    (4,249)
                                                             -------    -------

Cash flows from financing activities:
  Net borrowings on revolving credit facility............     12,900      3,000
  Net (payments) borrowing of other long-term debt.......       (379)       717
  Proceeds from issuance of stock........................        269        278
                                                             -------    -------
       Net cash provided by financing activities.........     12,790      3,995
                                                             -------    -------

Net increase (decrease) in cash..........................       (263)       245

Cash and cash equivalents, beginning of period...........      1,223        502
                                                             -------    -------

Cash and cash equivalents, end of period.................    $   960    $   747
                                                             =======    =======

    See accompanying notes to condensed consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                            June 30, 1997 and 1996



1.  Basis of Presentation
    ---------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.


2.  Recent Accounting Pronouncement
    -------------------------------

    In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"). Implementation of SFAS No. 128 is required for the periods ending after December 15, 1997. The standard establishes new methods for computing and presenting EPS and replaces the presentation of primary and fully-diluted EPS with basic and diluted EPS. The new methods under this standard are not expected to have a significant impact on the Company's EPS amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Any forward looking statements in the following discussion relating to acquisitions or other business development activities and to future competition or regulation involve risks and uncertainties that could significantly affect anticipated results in the future. These risks and uncertainties include, but are not limited to, uncertainties relating to acquisitions and divestitures, availability of capital to fund operations and acquisitions, sales and renewals of franchises, government and regulatory policies, general economic conditions and changes in the competitive environment in which the Company operates.


Discussion of Results of Operations for the Second Quarter Ended June 30, 1997.

For the quarter ended June 30, 1997, total revenues were $23.8 million, an increase of $5.6 million or 31.1 percent over the comparable period last year. Patient care services revenue (revenues generated at Company-owned stores) for the second quarter were $18.9 million, a $6.1 million or 47.6 percent increase over the comparable quarter in 1996. Royalty fees were $2.5 million in the second quarter of 1997, a $0.6 million or 19.9 percent decrease over the comparable quarter last year. Product sales for the second quarter were $2.4 million, a $0.1 million or 6.6 percent increase over the comparable quarter last year.

The growth in patient care services revenue and decline in royalty fees are primarily driven by the Company's acquisition strategy which includes the acquisition of franchise locations. During the quarter ended June 30, 1997, the Company acquired franchise offices in Lincoln and Grand Island, Nebraska and Victorville, California. These acquisitions and the resulting shift in revenue mix is consistent with the Company's strategic shift to being a provider of comprehensive home health care services with a supporting franchise network rather than a franchisor of infusion therapy.

Gross profit for the second quarter of fiscal 1997 decreased $0.2 million or 4.2 percent from gross profit for the same period in fiscal 1996. As a percentage of revenues, gross profit decreased from 27.7 percent to 20.2 percent in the second quarter of fiscal 1997. The decline in gross margin is due primarily to changes in the Company's revenue mix, specifically the decline in royalty fees coupled with growth in patient care service revenue. Revenues from patient care services (associated with Company-owned Option Care offices) have a higher cost of revenue than the Company's franchise business, which consists of revenues from royalty and other fees.

Total operating expenses for the second quarter ended June 30, 1997 were $3.9 million, an increase of $0.4 million or 12.4 percent over the comparable quarter last year. Selling, general and administrative expenses were $3.3 million, an increase of $0.6 million or 24.5 percent compared to the second quarter of 1996. This increase was primarily driven by the Company's software development business, Management By Information, Inc. (MBI), which was acquired in the third quarter of 1996. Therefore, the SG&A expenses relating to MBI are not included in the second quarter of 1996 but are included in the second quarter of 1997.

Other expense for the second quarter ended June 30, 1997 was approximately $151,000. This consisted of interest expense of approximately $447,000 which was partially offset by vendor administrative fee income of $162,000. The $447,000 in interest expense for the quarter ended June 30, 1997 compares with $245,000 of interest expense in the comparable prior year period. The $202,000 increase in interest expense is due to borrowings under the Company's line of credit to fund acquisitions and related working capital requirements.

Pretax income for the second quarter of fiscal 1997 decreased $0.8 million or
51.2 percent over the comparable period of fiscal 1996, as a result of the decreased gross profit from the shift in revenue mix, increased operating expenses from the MBI acquisition and increased interest expense.

Net income for the second quarter ended June 30, 1997, was $0.4 million, a 49.9 percent decrease compared with net income for the similar period in 1996. The decrease was caused by the same factors described in the discussion regarding pretax income.

The effective combined federal and state income tax rate was 42.2 percent in the second quarter of fiscal 1997 versus 43.7 percent for the second quarter of fiscal 1996. The effective tax rate is higher than the federal statutory tax rate of 34% due to state income taxes and non-tax deductible expenses, primarily goodwill amortization. The non-deductible portion of the Company's expenses (primarily goodwill amortization) is essentially fixed, so the effective tax rate decreases as pretax income increases.

Discussion of Results of Operations for the Six Months Ended June 30, 1997.

For the first six months ended June 30, 1997, total revenues were $43.7 million, an increase of $9.9 million or 29.1 percent over the comparable period last year. Patient care services revenue (revenues generated at Company-owned stores) for the first six months were $33.7 million, a $10.4 million or 44.8 percent increase over the comparable period in 1996. Royalty fees were $5.4 million for the first six months of 1997, a $0.7 million or 11.6 percent decrease over the comparable period last year. Product sales for the first six months were $4.6 million, a $0.1 million or 3.1 percent increase over the comparable period last year.

The growth in patient care services revenue and decline in royalty fees are primarily driven by the Company's acquisition strategy which includes the acquisition of franchise locations. During the first six months ended June 30, 1997, the Company acquired franchise offices in Ann Arbor, Michigan, Miami, Florida, Lincoln and Grand Island, Nebraska, and Victorville and Vista, California. These acquisitions and the resulting shift in revenue mix is consistent with the Company's strategic shift to being a provider of comprehensive home health care services with a supporting franchise network rather than a franchisor of infusion therapy.

Gross profit for the first six months of fiscal 1997 increased $0.3 million or
2.7 percent from gross profit for the same period in fiscal 1996. As a percentage of revenues, gross profit decreased from 28.4 percent to 22.5 percent for the first six months of fiscal 1997. The decline in gross margin is due to changes in the Company's revenue mix, specifically the decline in royalty fees coupled with growth in patient care service revenue. Revenues from patient care services (associated with Company-owned Option Care offices) have a higher cost of revenue than the Company's franchise business, which consists of revenues from royalty and other fees.

Total operating expenses for the first six months ended June 30, 1997 were $7.4 million, an increase of $0.7 million or 10.7 percent over the comparable period last year. Selling, general and administrative expenses were $6.2 million, an increase of $1.0 million or 19.9 percent compared to the first six months of 1996. This increase was primarily driven by the Company's software development business, Management By Information, Inc. (MBI), which was acquired in the third quarter of 1996. Therefore, the SG&A expenses relating to MBI are not included in the first six months of 1996 but are included in the first six months of 1997.

Other expense for the first six months ended June 30, 1997 was approximately $163,000. This consisted of interest expense of $739,000 which was partially offset by vendor administrative fee income of $323,000. The $739,000 in interest expense for the first six months ended June 30, 1997 compares with $437,000 of interest expense in the comparable prior year period. The $302,000 increase in interest expense is due to borrowings under the Company's line of credit to fund acquisitions and related working capital requirements.

Pretax income for the second quarter of fiscal 1997 decreased $0.7 million or
23.6 percent over the comparable period of fiscal 1996, as a result of the decreased gross profit from the shift in revenue mix, increased operating expenses from the MBI acquisition and increased interest expense.

Net income for the first six months ended June 30, 1997, was $1.4 million, a
20.9 percent decrease compared with net income for the similar period in 1996. The decrease was caused by the same factors described in the discussion regarding pretax income.

The effective combined federal and state income tax rate was 41.9 percent for the first six months of fiscal 1997 versus 43.9 percent for the comparable period in fiscal 1996. The effective tax rate is higher than the federal statutory tax rate of 34% due to state income taxes and non-tax deductible expenses, primarily goodwill amortization. The non-deductible portion of the Company's expenses (primarily goodwill amortization) is essentially fixed, so the effective tax rate decreases as pretax income increases.

Liquidity and Capital Resources

As of June 30, 1997, the Company had cash and cash equivalents of $1.0 million. The Company's working capital at that date was $28.2 million, compared with $21.4 million on December 31, 1996. The increase in working capital of $6.8 million is derived primarily by acquisitions and the resultant net increase in working capital. The Company attempts to manage its cash balances to minimize interest expense on its line of credit borrowing.

In December 1996, the Company entered into a $30.0 million revolving credit arrangement, of which there were outstanding borrowings of $24.8 million at June
30, 1997.   The agreement was amended during the first quarter of 1997 to increase the maximum available amount to $35.0 million. The covenants under this credit agreement include, but are not limited to, a minimum interest coverage ratio, a debt to capitalization ratio and a debt to cash flow ratio. These covenants restrict the total amount available under the line of credit to an amount below $35.0 million. This credit agreement expires and the total outstanding principal balance is payable in full in December, 1998. The Company will be initiating discussions with its senior lenders regarding this credit agreement and the availability of financing to meet the cash needs of the business and to meet the Company's acquisition plans. There are no guarantees that such financing will be available or available at an acceptable cost.

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



                                           OPTION CARE, INC.



                                     By:   /s/ Paul S. Jurewicz
                                           -------------------------
                                           Paul S. Jurewicz
                                           Senior Vice President and
                                           Chief Financial Officer


                                     Date: August 13, 1997