Form 10-Q
period 1997-09-30
OPTION CARE INC/DE
filed 1997-11-14
CIK 884064

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the third quarter ended September 30, 1997
                                             ------------------


                        Commission file number 80-19878
                                               --------


                               OPTION CARE, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    36-3791193
---------------------------------           ---------------------------------
(State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


100 Corporate North
Suite 212
Bannockburn, Illinois                                               60015
---------------------------------------                           ----------
(Address of principal executive office)                           (zip code)

Registrant's telephone number, including area code:        (847) 615-1690
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES    X         NO
                                -----           -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                             Outstanding as of October 31, 1997
----------------------------                  ----------------------------------
Common Stock - .01 par value                              10,709,855

                                     INDEX
                        OPTION CARE, INC. & SUBSIDIARIES



PART I                       FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                             PAGE NO.

           Condensed Consolidated Balance Sheets - September 30, 1997
           and December 31, 1996.....................................         3

           Condensed Consolidated Statements of Operations -
           Three and Nine Months Ended September 30, 1997 and 1996...         4

           Consolidated Statement of Stockholders' Equity -
           Nine Months Ended September 30, 1997......................         5

           Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1997 and 1996.............         6

           Notes to Condensed Consolidated Financial Statements......         7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............         8



PART II    OTHER INFORMATION

Item 6.    Exhibits...................................................       11

                         PART I.  FINANCIAL INFORMATION
                       OPTION CARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                     ASSETS

                                                 September 30,  December 31,
                                                 -------------  ------------
                                                     1997           1996
                                                     ----           ----
Current assets:
  Cash and cash equivalents......................  $  1,170       $  1,223
  Accounts receivable, net.......................    34,254         20,558
  Inventories....................................     2,576          1,598
  Deferred income taxes..........................     1,154          1,154
  Other current assets...........................     4,763          4,283
                                                   --------       --------
      Total current assets.......................    43,917         28,816

Property and equipment, net......................     5,986          4,322
Goodwill.........................................    15,338          7,873
Other assets.....................................     3,833          3,030
                                                   --------       --------
      Total assets...............................  $ 69,074       $ 44,041
                                                   ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt..............  $    280       $  1,399
  Trade accounts payable.........................     6,659          2,685
  Accrued wages & related employee benefits......     2,626          1,838
  Accrued expenses...............................     3,669          1,436
                                                   --------       --------
      Total current liabilities..................    13,234          7,358

Long-term debt, excluding current portion........    29,432         12,461
Deferred income taxes............................       637            637
Minority interest................................        75             45
                                                   --------       --------
      Total liabilities..........................    43,378         20,501

Stockholders' equity:
  Common stock, $.01 par value, 30,000,000
    shares authorized, 10,708,000 and
    10,527,000 shares issued and outstanding
    at September 30, 1997 and December 31, 1996..       107            106
  Additional paid-in capital.....................    41,863         41,517
  Retained earnings (deficit)....................   (16,274)       (18,083)
                                                   --------       --------
      Total stockholders' equity.................    25,696         23,540
                                                   --------       --------
      Total liabilities and stockholders'
        equity...................................  $ 69,074       $ 44,041
                                                   ========       ========


    See accompanying notes to condensed consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                     (In thousands, except per share data)
                                  (Unaudited)


                                     Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                      1997       1996         1997       1996
                                     -------    -------      -------    -------
Revenues:
Patient care services                $22,851    $12,871      $56,511    $36,137
Royalty fees and other                 2,532      2,984        7,918      9,081
Product sales                          2,307      2,164        6,935      6,617
                                     -------    -------      -------    -------
  Total revenues                      27,690     18,019       71,364     51,835

Cost of revenues                      22,395     12,899       56,200     37,106
                                     -------    -------      -------    -------
  Gross profit                         5,295      5,120       15,164     14,729

Selling, general and
  administrative expenses              3,354      2,757        9,589      7,967
Provision for doubtful accounts          612        403        1,574      1,376
Amortization of goodwill                 110        222          282        692
                                     -------    -------      -------    -------
  Total operating expenses             4,076      3,382       11,445     10,035
                                     -------    -------      -------    -------
Operating income                       1,219      1,738        3,719      4,694

Other income (expense), net             (414)       (85)        (577)        20
                                     -------    -------      -------    -------

Income before income taxes               805      1,653        3,142      4,714

Income tax expense                       352        649        1,333      1,994
                                     -------    -------      -------    -------

Net income                           $   453    $ 1,004      $ 1,809    $ 2,720
                                     =======    =======      =======    =======

Net income per common &
  common equivalent shares           $  0.04    $  0.09      $  0.17    $  0.25
                                     =======    =======      =======    =======

Weighted average common &
  common equivalent shares
  outstanding                         10,776     10,776       10,781     10,712
                                     =======    =======      =======    =======



    See accompanying notes to condensed consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                       (In thousands, except share data)
                                  (Unaudited)


                                          Additional                  Total
                                 Common    Paid-in     Retained   Stockholders'
                                  Stock    Capital     Earnings      Equity
                                 -------  ----------  ----------   -----------
Balances, December 31, 1996.....    $106     $41,517    $(18,083)    $23,540
Net income......................     ---         ---       1,809       1,809
Issuance of common stock........       1         346         ---         347
                                    ----     -------    --------     -------
Balances, September 30, 1997....    $107     $41,863    $(16,274)    $25,696
                                    ====     =======    ========     =======


    See accompanying notes to condensed consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (In thousands)
                                  (Unaudited)

                                                             1997       1996
                                                           ---------  --------

Cash flows from operating activities:
  Net income.............................................  $  1,809   $ 2,720
  Adjustments to reconcile net income to net cash
       provided by operating activities:
    Depreciation and amortization........................     1,801     1,781
    Provision for doubtful accounts......................     1,574     1,376
    Change in assets and liabilities net of effects
       from purchase of businesses.......................    (7,761)   (4,472)
                                                           --------   -------
Net cash provided (used) by operating activities.........    (2,577)    1,405
                                                           --------   -------

Cash flows from investing activities:
  Additions to other assets..............................    (1,111)   (1,510)
  Payments for acquisitions, net of cash acquired and
       purchases of property and equipment...............   (12,431)   (4,231)
                                                           --------   -------
Net cash used in investing activities....................   (13,542)   (5,741)
                                                           --------   -------

Cash flows from financing activities:
  Net borrowings under revolving credit facility.........    16,600     4,100
  Net (payments) borrowing of other long-term debt.......      (965)    1,110
  Proceeds from (repayments of) notes payable............        84      (873)
  Proceeds from issuance of stock........................       347       315
  Distribution from S Corporation........................       ---      ( 84)
                                                           --------   -------
       Net cash provided by financing activities.........    16,066     4,568
                                                           --------   -------


Net increase (decrease) in cash..........................       (53)      232

Cash and cash equivalents, beginning of period...........     1,223       502
                                                           --------   -------

Cash and cash equivalents, end of period.................  $  1,170   $   734
                                                           ========   =======

    See accompanying notes to condensed consolidated financial statements.

                       OPTION CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                          September 30, 1997 and 1996



1.  Basis of Presentation
    ---------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Any forward looking statements in the following discussion relating to acquisitions or other business development activities, regulations promulgated since the publication of the Company's annual report and to future competition or regulation involve risks and uncertainties that could significantly affect anticipated results in the future. These risks and uncertainties include, but are not limited to, uncertainties relating to acquisitions and divestitures, availability of capital to fund operations and acquisitions, sales and renewals of franchises, government and regulatory policies, general economic conditions and changes in the competitive environment in which the Company operates.


Discussion of Results of Operations for the Third Quarter Ended
September 30, 1997.

For the quarter ended September 30, 1997, total revenues were $27.7 million, an increase of $9.7 million or 53.7 percent over the comparable period last year. Patient care services revenue (revenues generated at Company-owned stores) for the third quarter were $22.9 million, a $10.0 million or 77.5 percent increase over the comparable period last year. Royalty fees were $2.5 million in the third quarter of 1997, a $0.5 million or 15.1 percent decrease over the comparable period last year. Product sales for the third quarter were $2.3 million, a $0.1 million or 6.6 percent increase over the comparable period last year.

The growth in patient care services revenue and decline in royalty fees are primarily driven by the Company's acquisition strategy which includes the acquisition of franchise locations. During the quarter ended September 30, 1997, the Company acquired a franchise office in Grand Haven, Michigan. This acquisition along with earlier acquisitions and the resulting shift in revenue mix is consistent with the Company's strategic shift to being a provider of comprehensive home health care services with a supporting franchise network rather than just a franchisor of infusion therapy.

Gross profit for the third quarter of fiscal 1997 increased $0.2 million or 3.4 percent from gross profit for the same period in fiscal 1996. As a percentage of revenues, gross profit decreased from 28.4 percent to 19.1 percent in the third quarter of fiscal 1997. The decline in gross margin is due primarily to changes in the Company's revenue mix, specifically the decline in royalty fees coupled with growth in patient care service revenue. Revenues from patient care services (associated with Company-owned Option Care offices) have a higher cost of revenue than the Company's franchise business, which consists of revenues from royalty and other fees.

Total operating expenses for the quarter ended September 30, 1997 were $4.1 million, an increase of $0.7 million or 20.5 percent over the comparable period last year. Selling, general and administrative expenses were $3.4 million, an increase of $0.6 million or 21.7 percent over the comparable period last year. This increase was primarily driven by the Company's software development business, Management By Information, Inc. (MBI), which was acquired at the end of August, 1996. Therefore, only one month of SG&A expenses relating to MBI are included in the third quarter of 1996 but a full quarter are included in the third quarter of 1997. Operating expenses as a percentage of revenue were 14.7 percent for the third quarter of 1997 compared to 18.8 percent for the comparable period last year.

Other expense for the quarter ended September 30, 1997 was approximately $414,000. This consisted of interest expense of approximately $569,000 which was partially offset by vendor administrative fee income of $132,000. The $569,000 in interest expense for the quarter ended September 30, 1997 compares with $247,000 of interest expense in the comparable period last year. The $322,000 increase in interest expense is due to borrowings under the Company's line of credit to fund acquisitions and related working capital requirements.

Pretax income for the third quarter of fiscal 1997 decreased $0.8 million or
51.3 percent over the comparable period last year, as a result of the decreased gross profit from the shift in revenue mix, increased operating expenses from the MBI acquisition and increased interest expense.

Net income for the quarter ended September 30, 1997, was $0.5 million, a 54.8 percent decrease compared with net income for the similar period in 1996. The decrease was caused by the same factors described in the discussion regarding pretax income.

The effective combined federal and state income tax rate was 43.7 percent in the third quarter of fiscal 1997 versus 39.3 percent for the third quarter of fiscal 1996. The effective tax rate is higher than the federal statutory tax rate of 34% due to state income taxes and non-tax deductible expenses, primarily goodwill amortization. The non-deductible portion of the Company's expenses (primarily goodwill amortization) is essentially fixed, so the effective tax rate decreases as pretax income increases.


Discussion of Results of Operations for the Nine Months Ended September 30,
1997.

For the nine months ended September 30, 1997, total revenues were $71.4 million, an increase of $19.5 million or 37.7 percent over the comparable period last year. Patient care services revenue (revenues generated at Company-owned stores) for the nine months were $56.5 million, a $20.4 million or 56.4 percent increase over the comparable period last year. Royalty fees were $7.9 million for the first nine months of 1997, a $1.2 million or 12.9 percent decrease over the comparable period last year. Product sales for the nine months ended September 30, 1997 were $6.9 million, a $0.3 million or 4.8 percent increase over the comparable period last year.

The growth in patient care services revenue and decline in royalty fees are primarily driven by the Company's acquisition strategy which includes the acquisition of franchise locations. During the nine months ended September 30, 1997, the Company acquired franchise offices in Ann Arbor and Grand Haven, Michigan, Miami, Florida, Lincoln and Grand Island, Nebraska, and Victorville and Vista, California. These acquisitions and the resulting shift in revenue mix is consistent with the Company's strategic shift to being a provider of comprehensive home health care services with a supporting franchise network rather than just a franchisor of infusion therapy.

Gross profit for the first nine months of fiscal 1997 increased $0.4 million or
3.0 percent from gross profit for the same period in fiscal 1996. As a percentage of revenues, gross profit decreased from 28.4 percent to 21.2 percent for the first nine months of fiscal 1997. The decline in gross margin is due to changes in the Company's revenue mix, specifically the decline in royalty fees coupled with growth in patient care service revenue. Revenues from patient care services (associated with Company-owned Option Care offices) have a higher cost of revenue than the Company's franchise business, which consists of revenues from royalty and other fees.

Total operating expenses for the nine months ended September 30, 1997 were $11.4 million, an increase of $1.4 million or 14.1 percent over the comparable period last year. Selling, general and administrative expenses were $9.6 million, an increase of $1.6 million or 20.4 percent compared to the first nine months of 1996. This increase was primarily driven by the Company's software development business, Management By Information, Inc. (MBI), which was acquired in late August of 1996. Therefore, only one month of SG&A expenses relating to MBI are included in the first nine months of 1996 but a full year are included in the first nine months of 1997.

Other expense for the nine months ended September 30, 1997 was approximately $577,000. This consisted of interest expense of $1,308,000 which was partially offset by vendor administrative fee income of $455,000. The $1,308,000 in interest expense for the nine months ended September 30, 1997 compares with $684,000 of interest expense in the comparable period last year. The $624,000 increase in interest expense is due to borrowings under the Company's line of credit to fund acquisitions and related working capital requirements.

Pretax income for the nine months ended September 30, 1997 decreased $1.6 million or 33.3 percent over the comparable period of fiscal 1996, as a result of the decreased gross profit from the shift in revenue mix, increased operating expenses from the MBI acquisition and increased interest expense.

Net income for the nine months ended September 30, 1997, was $1.8 million, a
33.5 percent decrease compared with net income for the comparable period last year. The decrease was caused by the same factors described in the discussion regarding pretax income.

The effective combined federal and state income tax rate was 42.4 percent for the first nine months of fiscal 1997 versus 42.3 percent for the comparable period in fiscal 1996. The effective tax rate is higher than the federal statutory tax rate of 34% due to state income taxes and non-tax deductible expenses, primarily goodwill amortization. The non-deductible portion of the Company's expenses (primarily goodwill amortization) is essentially fixed, so the effective tax rate decreases as pretax income increases.


Liquidity and Capital Resources

As of September 30, 1997, the Company had cash and cash equivalents of $1.2 million. The Company's working capital at that date was $30.7 million, compared with $21.4 million at December 31, 1996. The increase in working capital of $9.3 million is derived primarily by acquisitions made during the nine month period ended September 30, 1997. The Company attempts to manage its cash balances to minimize interest expense on its line of credit borrowing.

In December 1996, the Company entered into a $30.0 million revolving credit arrangement, of which there were outstanding borrowings of $28.5 million at September 30, 1997. The agreement was amended during the first quarter of 1997 to increase the maximum available amount to $35.0 million. The covenants under this credit agreement include, but are not limited to, a minimum interest coverage ratio, a debt to capitalization ratio and a debt to cash flow ratio. These covenants restrict the total amount available under the line of credit to an amount below $35.0 million. This credit agreement expires and the total outstanding principal balance is payable in full in December, 1998. The Company will be initiating discussions with its senior lenders regarding this credit agreement and the availability of financing. There are no assurances that such financing will be available or available at an acceptable cost.

There are currently various proposals under development to enact health care reform on a national level. This would impact the Medicare portion of the home health care industry. The most active discussions have involved home health agencies and respiratory therapy providers. It is not possible at this time to predict the cash flow impact, if any, such changes may have on Option Care locations.



Subsequent Events

On November 6, 1997, the Company announced that during the fourth quarter of 1997, the Company will undertake a significant program to restructure certain key components of its operations both at the corporate office and field locations. In addition, the Company is reviewing the valuation of certain assets. The restructuring program, and the asset valuation will result in a fourth quarter after-tax charge ranging from $3.9 to $4.5 million.

Paul S. Jurewicz, Senior Vice-President and Chief Financial Officer, has tendered his resignation to be effective December 26, 1997.

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




                                        OPTION CARE, INC.


                                        By:      /s/ Paul S. Jurewicz
                                              --------------------------

                                              Paul S. Jurewicz
                                              Senior Vice President and
                                              Chief Financial Officer


                                        Date: November 14, 1997