Form 10-K405
period 1997-12-31
OPTION CARE INC/DE
filed 1998-03-31
CIK 884064

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
          For the transition period from___________ to________________
                               Commission File No.0-19878
                                  OPTION CARE, Inc.
                  (Exact name of registrant as specified in its charter)

                 DELAWARE                              36-3791193
 (State or other jurisdiction of
incorporation or organization)             (I.R.S. Employer Identification No.)

           100 Corporate North, Suite 212, Bannockburn, Illinois 60015
               (Address of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code (847) 615-1690

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                          --------------------------
Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock $.01 Par Value per Share
                      --------------------------------------
                              Title of Each Class
             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes    X     No
                                       ---------   ---------

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge,in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

             The aggregate market value of voting stock held by non-affiliates of the registrant as of January 30, 1998 was approximately $15,100,000 (based on closing sale price of $3.375 per share as reported by the Nasdaq National Market and published in the Wall Street Journal.)

             The number of shares of the registrant's Common Stock, $.01 par value,outstanding as of February 27, 1998 was 10,805,017.


                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into items 10-13 in Part III of this Report.

                                OPTION CARE, Inc.
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

PART I:                                                                     Page

Item 1.         Business...................................................   3
Item 2.         Properties.................................................  11
Item 3.         Legal proceedings..........................................  12
Item 4.         Submission of matters to a vote of security holders........  13
Item 4(a).      Executive officers of registrant...........................  13

PART II:
Item 5.         Market for registrant's common equity and
                  related stockholder matters..............................  15
Item 6.         Selected financial data....................................  16
Item 7.         Management's discussion and analysis of financial
                  condition and results of operations......................  18
Item 7(a).      Quantitative and qualitative disclosures about market risk.  23
Item 8.         Financial statements and supplementary data................  23
Item 9.         Changes in and disagreements with accountants on
                  accounting and financial disclosure......................  40

PART III:
Item 10.        Directors and executive officers of the registrant.........  40
Item 11.        Executive compensation.....................................  40
Item 12.        Security ownership of certain beneficial owners
                  and management...........................................  40
Item 13.        Certain relationships and related transactions.............  40

PART IV:
Item 14.        Exhibits, financial statement schedules, and
                  reports on Form 8-K......................................  40


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures and the effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting businesses of the Company and its franchisees relating to acquisitions and divestitures (including continuing obligations with respect to completed transactions), sales and renewals of franchises, government and regulatory policies (including federal, state and local efforts to reform the delivery of and payment for healthcare services), general economic conditions (including economic conditions affecting the healthcare industry in particular) the pricing and availability of equipment and services, technological developments and changes in the competitive environment in which the Company operates.

PART I
Item 1.           BUSINESS


Introduction
------------
         Option Care, Inc. (together with its subsidiaries, collectively "Option Care" or "the Company") provides infusion therapy and other ancillary home healthcare services through its owned locations and through it supporting franchise network. The Company was incorporated in Delaware on July 9, 1991. The Company's predecessor was incorporated in California in January 1984.

         Option Care has established a nationwide presence. The advantages of a national presence include strong brand identity and accessibility for managed care payors and customers. As of December 31, 1997, 164 Option Care infusion therapy locations, including satellite locations, were operating in 34 states. Existing locations include 138 locations owned and operated by franchise owners and 26 locations owned and operated by the Company. Aggregate gross billings for patient care services for all owned and franchised Option Care locations were approximately $279,000,000 for the year ended December 31, 1997.

         The Company also owns and operates other ancillary healthcare businesses which provide nursing, respiratory therapy or durable medical equipment. The Company operated 13 such locations at December 31, 1997. The Company may increase the number of its owned infusion therapy and ancillary healthcare locations through acquisitions or start-ups.

         The Company and its franchises have formed networks to provide managed care companies and payors with one-stop shop services. Many referral sources, such as hospitals, physicians, third-party payors and case management companies, may prefer making patient referrals to multi-office companies or systems, such as the Option Care system. Under the Company's OPTIONET(R) program, the Company has contracted with certain regional and national third-party payors and case management companies to refer patients to participating Option Care locations.

         The Company is committed to the provision of quality care and believes that an important measure of quality in the home healthcare industry is accreditation by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") or similar organizations. As of December 31, 1997, 91.0% of the Company's franchised locations were accredited and 32.0% were accredited with commendation. In addition, 100.0% of the Company's owned infusion therapy locations were accredited and 54.0% were accredited with commendation. All new franchises since April 1, 1990 have been required by the Company to apply for accreditation within their first year of operation. The Company's goal is for substantially all Option Care locations to become accredited.

         The Company plans to continue to expand and develop its business through (i) selective entry into new market places through alliances, acquisition or start-ups, (ii) providing managed care companies and payors one-stop services through owned or networked providers, (iii) entering into strategic alliances with outpatient services providers, hospitals, physicians and payors, and (iv) increasing the volume of current therapies and adding new therapies and services. To meet the Company's objectives, existing debt may need to be refunded and additional debt or equity financing may be required. The Company can give no guarantees that such financing will be available or available at an acceptable cost.

The Home Healthcare Market
--------------------------
         Home healthcare principally involves the in-home or non-hospital provision of nursing services, infusion therapy, respiratory services and durable medical equipment. These services often begin during hospitalization and continue in the home or other non-acute care setting, but may also be provided following outpatient surgery or in connection with the treatment of conditions not requiring hospitalization.

         The market for home healthcare services has experienced significant growth. The Company believes that the following factors have contributed to this growth: (i) cost containment efforts by third-party payors promoting use of relatively less expensive home healthcare therapy rather than more expensive hospital stays; (ii) increased awareness and acceptance among physicians and third-party payors of alternatives to in-hospital treatment; (iii) the desire of patients to be treated at home; and (iv) improved technology. Consolidation of providers has been a recent dominant trend in the home healthcare industry.


Services
--------

         The Company is a direct provider of infusion therapy and other home healthcare services with a supporting franchise network. The Company provides infusion therapy, nursing services, respiratory therapy and durable medical equipment through its owned locations and infusion therapy through its franchise network. The Company's franchise network locations compound, dispense and administer pharmaceuticals, sell medical supplies, sell or rent associated durable medical equipment, provide skilled nursing services, train patients and their care givers, consult with attending physicians, and process reimbursement claims. The decision to proceed with alternate-site therapies is generally made jointly by the patient, the attending physician and a representative of the Option Care location involved. This decision involves obtaining and evaluating information about the patient's medical history, care environment and insurance coverage, as well as discussing the patient's or care giver's willingness and ability to participate in the management of care in the home setting.

         Approximately 82% of the Company's patient care service revenue is derived from home infusion therapy related services. The principal home infusion therapies include the following:

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

  Pain Management Therapy

         Pain management therapy is the parenteral administration of analgesic drugs to patients suffering from acute or chronic pain. Specialized infusion devices permit patients to control the administration of analgesic drugs to respond to the severity of their pain.

  Enteral Nutrition

         Enteral patients are usually unable to receive adequate nutrition orally due to disorders including stroke, intestinal obstruction or cancer. Patients receive nutritional formulas via a tube placed directly into the stomach or small intestine, bypassing the dysfunctional portion of the patient's digestive system.

  Chemotherapy

         Chemotherapy is the parenteral administration of drugs to treat patients suffering from cancer. As chemotherapy is commonly administered periodically for several weeks or months, patients may receive their therapy regimen in alternate settings.

         Other therapies provided by Option Care locations may include: (i) hydration therapy; (ii) blood components (packed red blood cells, Factor VIII and immunoglobin); (iii) human growth hormone; (iv) aerosolized pentamidine for prevention of pneumonia often contracted by AIDS patients; (v) intradialytic parenteral nutrition for chronic kidney failure patients; (vi) deferoxamine for patients with chronic iron overload; and (vii) pre-term labor monitoring and tocolytic infusions for high-risk pregnancies.


         The following table sets forth the aggregate percentages of home infusion therapy revenues by therapy of Company-owned locations for the periods indicated:


                                                                                       Year Ended
                                                                                       December 31,
                                                                                -----------------------
                                                                                 1997     1996     1995
                                                                                ------   ------   -----
Total parenteral nutrition therapy...........................................     10%      19%      22%
Anti-infective therapies.....................................................     56       34       37
Pain management therapy......................................................      6        8        8
Enteral nutrition therapy....................................................      3       10        7
Chemotherapy.................................................................      4        4        5
Other therapies or services..................................................     21       25       21
                                                                                ----      ----     ----
      Total..................................................................    100%     100%     100%
                                                                                ====      ====     ====

         Approximately 12% of the Company's patient care service revenue is derived from nursing services. Option Care's nursing services include providing support for infusion therapies and providing traditional home health nursing services, skilled nursing services and private duty services. These nursing services include patient assessment, training, monitoring, documentation and physician communication.

         In addition to the services mentioned above, Option Care derives approximately 6% of its patient care service revenue from the sale and rental of durable medical equipment (DME) and respiratory therapy.

Company-owned Locations
-----------------------
         The Company operates and owns controlling interests in the following Option Care locations:

                                    %             Date of         Owned by
                                Ownership       Commencement      Company
Owned Locations                  Interest       of Operations      Since
---------------             ---------------------------------------------------------
Chico, California.. .........     100           April 1980        January 1984
Columbia, Missouri...........     100           March 1985        April 1992
Bethlehem, Pennsylvania......      80           November 1986     May 1992
Horsham, Pennsylvania........      80           February 1989     May 1992
Bullhead City, Arizona.......     100           March 1988        April 1993
Bellingham, Washington.......     100           November 1984     November 1993
Omaha, Nebraska..............     100           May 1984          August 1994
Grand Junction, Colorado.....     100           December 1991     November 1994
Houston, Texas...............     100           January 1988      January 1996
Jefferson City, Missouri.....     100           May, 1988         March 1996
Milford, Ohio................     100           July 1987         April 1996
Everett, Washington..........     100           April 1985        May 1996
Bellaire, Texas..............     100           May 1994          June 1996
Oklahoma City, Oklahoma......     100           April 1986        September 1996
Grand Medical, Colorado......     100           February 1981     October 1996
Kennewick, Washington........     100           September 1985    December 1996
Miami, Florida...............     100           July 1984         March 1997
Ann Arbor, Michigan..........     100           September 1990    March 1997
Brandon, Florida.............     100           July 1984         March 1997
Lincoln, Nebraska............     100           June 1984         May 1997
Grand Island, Nebraska.......     100           November 1986     May 1997
Vista, California............     100           April 1986        May 1997
Victorville, California......     100           November 1985     May 1997
Grand Haven, Michigan........     100           December 1989     June 1997
St. Louis, Missouri..........     100           June 1995         June 1997
Denver, Colorado.............     100           September 1997    September 1997

Franchising Program
-------------------

         As of December 31, 1997, the Company had 138 franchise locations. The Company's current franchise agreement grants the franchise owner the authority to own and operate an Option Care franchise within a granted territory for a 20-year term. The initial franchise fee for start-up franchises generally range from $15,000 to $35,000 and is payable by the franchise owner upon execution of the franchise agreement. The exact amount of the initial franchise fee is determined by the Company based on the population in the territory granted to the franchise owner. Conversion franchise fees are lower than those for start-ups.

         The Company's franchise agreements generally provide for royalties on a sliding scale ranging from a high of 9% to a low of 2% of annual gross cash receipts depending on the levels of such receipts, whether the franchise owner conducted a similar business prior to the execution of the franchise agreement, and other factors.

         Each franchised Option Care location is required to maintain a licensed pharmacy equipped to prepare sterile patient medications and parenteral solutions as prescribed by the patient's physician. Each location operates under a confidential, proprietary system developed by the Company which includes procedures for quality assurance, office administration and patient care, consistency and uniformity of pharmaceuticals and offered services, initial training and ongoing assistance.

         Key employees of each franchised Option Care location, including the director of pharmacy, director of nursing, and general manager, must complete initial training programs provided by the Company. In addition to required initial training, the Company may offer advanced training in selected topics to franchise owners and their employees. The Company's initial training and ongoing support provided to its owned and franchised locations stresses the importance of responsive service. In addition, the Company makes available to Option Care franchisees marketing and operating support services.

         The Company's franchise agreements require, among other things, franchise owners to meet the Company's policies on quality assurance, clinical services and local marketing and to obtain liability insurance protecting the franchise owner against claims arising out of the operation of the franchised business.

         The Company conducts an annual franchise owners meeting to offer operating suggestions, information on new Option Care programs, and other information. The Company also works with its franchise owners' National Advisory Council in communicating with franchise owners and receiving their recommendations for changes and improvements to the Option Care system.

         The following table indicates the number of Option Care franchise locations at the beginning of the year, the number of new franchises sold, the number of franchises terminated, consolidated or purchased and the number of franchises at the end of each year in the three-year period ended December 31, 1997:


                                                           1997    1996    1995
                                                           ----    ----    ----

Number of franchise locations at beginning of year.....    164      166     173
New franchises opened..................................      4       13      13
Franchises terminated, consolidated or purchased.......     30       15      20
                                                          ----     ----    ----
Number of franchise locations at end of year...........    138      164     166
                                                          ====     ====    ====



Reimbursement for Services
--------------------------

         Most of the patient care revenues of owned Option Care locations are derived from third-party payors, such as insurance companies, health maintenance organizations, self-insured employers, Medicare and Medicaid. Where permitted by law or contract, patients are billed for amounts not reimbursed by third-party payors. Private third-party payors typically reimburse more for a given service and reimburse for a broader range of benefits than government sponsored programs. Private third-party payors may reimburse more slowly than governmental payors which accept electronic transmission of claims.

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

         The following table sets forth the approximate percentages of revenues attributable to private and government reimbursement sources for Company-owned locations for the periods indicated:

                                                            Year Ended
                                                            December 31,
                                                         1997      1996      1995
                                                       ------    ------     -----
Private insurance and other private payors......          60%       55%       58%
Medicare, Medicaid and other governmental
   programs.....................................          40        45        42
                                                        ----      ----      ----
         Total.....................................      100%      100%      100%
                                                        ====      ====      ====


Sales and Marketing
-------------------

         Generating patient referrals is vital to the success of any home healthcare business. Option Care locations are required to employ sales personnel whose primary responsibility is to market Option Care services to potential referral sources. Marketing efforts focus on area hospitals, physicians, managed-care and other payors and case management companies. The active role which general managers and franchise owners typically play in the operation of the business also helps create a focused effort on developing the market for each location.

         The Company has established a program called OPTIONET(R), through which the Company contracts with certain regional and national third-party payors (e.g., insurance companies, health maintenance organizations and large self-insured employers) to refer patients to participating Option Care locations. Under OPTIONET(R) agreements, each participating Option Care location provides local services for covered patients. Based on payor preference or requirements, Option Care locations bill the payor directly for services rendered, or the Company arranges for a third-party billing service to bill the payor for a billing fee.

         The Company maintains a National Advertising and Education Fund for educational programs for franchises and marketing the services of Option Care locations to patient referral sources such as physicians, hospitals, nursing agencies, third-party payors and case management companies, and for the cost of educational programs for franchise owners. Option Care locations are required to contribute at various rates up to 1 1/2% of gross receipts to this fund.


Suppliers
---------

         Option Care locations must purchase pharmaceuticals, supplies, equipment and services relating to their businesses from suppliers which satisfy certain standards and possess adequate quality controls. The Company may derive revenue through administrative fees received from contracted manufacturers.

         Neither the Company nor its franchises have experienced significant difficulty in purchasing pharmaceuticals, supplies or equipment. In the event that current suppliers cease to sell pharmaceuticals, supplies or equipment to the Company or its franchises, the Company believes that alternate sources can be located without undue burden, which would adequately meet their needs.

Government Regulation
---------------------
  Health Care Regulation

         Home healthcare is subject to regulation by the various states in which the Company and its franchise owners conduct their businesses, as well as by the federal government. Option Care locations are subject to federal, state and local laws (including licensing laws) governing pharmacies, home health agencies, nursing services, health planning and professional conduct. Each Option Care location must be appropriately registered with the United States Food and Drug Administration and Drug Enforcement Administration and comply with record keeping and inventory requirements for the dispensing of controlled substances. Although the Company provides its franchised locations guidance in compliance with regulatory requirements, it is not responsible for such compliance. The failure of an Option Care location to obtain, renew or maintain any required regulatory approvals or licenses could adversely affect that location and could prevent such location from offering services to patients.

         To the extent Option Care locations provide services under Medicare, Medicaid and other governmental programs, they are subject to a broad body of laws regulating those programs, including federal "fraud and abuse" laws. Among other things, these laws prohibit any bribe, kickback or rebate in return for the referral of Medicare or Medicaid patients. In addition, many of the states in which Option Care locations operate have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products or services. Several states restrict or prohibit referrals where a physician has a financial relationship with the provider. In addition, some states restrict certain business relationships between physicians and pharmacies. State laws vary from state to state. The Company exercises care in structuring its arrangements with health care providers and referral sources to comply with the relevant statutes, but there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company or the franchise owners.

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

         The United States Department of Health and Human Services, Office of the Inspector General ("OIG"), has been utilizing a civil statute, the False Claims Act, in challenging Medicare billing practices. In particular, the False Claims Act provides that any person who knowingly presents, or causes to be presented, to an officer or employee of the United States Government or a member of the Armed Forces of the United States a false or fraudulent claim for payment or approval is liable to the United States Government for a civil penalty of $10,000, plus 3 times the amount of damages which the Government sustains because of the act of that person.

         It is the Company's understanding that the OIG considers each claim that is submitted for reimbursement to the Medicare program to be a claim for purposes of the False Claims Act. Accordingly, if 100 claims are submitted knowingly containing false or fraudulent information, the party submitting the claim may be liable for not only treble damages, but also $1,000,000 in fines.

         New healthcare legislation is promulgated on an ongoing basis and could impact providers of Option Care services, although it is not possible at this time to predict the nature or extent of any impact upon the Company or the franchised businesses.

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


Competition
-----------

         The home healthcare market is intensely competitive. Although the market is somewhat fragmented, there are several major providers of home healthcare services and increasing pressures toward market consolidation. There are certain other national competitors who are larger and have greater resources than those of the Company. Competition varies by market location. Option Care's competitors include numerous small, local companies and physician groups, major national and regional companies, hospital-based programs, and nursing agencies. To the extent that the Company acquires or otherwise enters new areas, the Company may face additional competition.

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

         Service Marks ------------- The Company has registered with the federal government OPTION CARE(R), among others, as a service mark. The Company believes that this service mark is becoming increasingly recognized by many referral sources as representing a reliable, cost-effective source of home healthcare services. The Company believes that its use of this service mark does not violate or otherwise infringe on the rights of others.


Employees
---------

         At December 31, 1997, the Company employed 635 persons on a full-time basis and 521 persons on a part-time basis. Of the Company's full-time employees, 68 were corporate management and administrative personnel and the remaining 567 were employees of Company-owned locations, primarily in clinical, management and administrative positions.

         The Company considers its employee relations to be good. None of the Company's employees are covered by a collective bargaining agreement.


         Insurance --------- The Company currently maintains insurance for general and professional liability claims in an aggregate amount which it believes to be sufficient given the nature of its business. In addition, the Company maintains insurance for vicarious liability of the Company, if any, for the acts and omissions of its franchises, and the Company requires each franchise to maintain general liability insurance and professional liability insurance on each of its professionals, in each case covering both the franchise and the Company, with coverage at levels which the Company believes to be sufficient. These policies generally provide coverage on a claims made or occurrence basis and have certain exclusions from coverage. These insurance policies must generally be renewed annually. There can be no assurance that insurance coverage will be adequate to cover liability claims that may be asserted against the Company or that adequate insurance will be available in the future at acceptable cost. To the extent that liability insurance is not adequate to cover liability claims against the Company, the Company will be responsible for the excess.



Item 2.  PROPERTIES

         The Company maintains executive offices at 100 Corporate North, Suite 212, Bannockburn, Illinois 60015, consisting of approximately 19,645 square feet of leased space.

         At December 31, 1997, the Company owned operations located in Chico, CA, Columbia, MO, Bethlehem, PA, Horsham, PA, Bullhead City, AZ, Bellingham, WA, Omaha, NE, Grand Junction, CO, Houston, TX, Jefferson City, MO, Little Rock, AR, Milford, OH, Everett, WA, Oklahoma City, OK, Kennewick, WA, Miami, FL, Ann Arbor, MI, Lincoln, NE, Grand Island, NE, Vista, CA, Victorville, CA, Grand Haven, MI, Brandon, FL, St. Louis, MO, and Denver, CO. These locations consist of approximately 183,602 square feet in total.

         All of the Company's locations are leased by the Company with remaining lease terms ranging from one month to five years. All of the Company's locations are in good condition and well maintained, and are adequate to fulfill the operational needs of the Company for the foreseeable future.


Item 3.  LEGAL PROCEEDINGS/LITIGATION

         On October 14, 1997, plaintiffs filed a lawsuit entitled
Criticare Home Health Service, Inc.  and Marguerite Quinlan v.Option Care, Inc.,
--------------------------------------------------------------------------------
Option Care Enterprises, Inc. et al.,Case No. 97-23448 in the Circuit Court
-----------------------------
 of the Eleventh Judicial Circuit for Dade County, Florida. Plaintiffs allege various causes of action including interference with advantageous business relationship andconspiracy stemming from the Company's decision to purchase the assets of the Company's former Miami franchise and not to purchase the assets of Criticare. Upon receiving the complaint, the Company immediately prepared and filed a motion to dismiss plaintiffs' complaint for failing to state a cause of action against Option Care, Inc. and Option Care Enterprises, Inc. The Company will continue to aggressively defend this lawsuit.

           On March 21, 1997, Genzyme Corporation filed a complaint entitled Genzyme v. Option Care, Inc., et al., Case No. N744262, involving a former
-------------------------------------
Option Care franchise, in the Superior Court of the State of California for the County of San Diego. The complaint alleges that Genzyme is entitled to approximately $192,000 based on the Company's former franchisee's failure to pay for various goods, wares, merchandise and services. Specifically, the causes of action against Option Care, Inc. are based on the theory that it is a "successor in interest" to the former franchisee's business, assets, and liabilities. The case is in the discovery stages of litigation, and the Company plans to vigorously defend and seek dismissal of the case.

         On January 17, 1995, an action  entitled  Dennis H. Birenbaum v. Option
                                                   -----------------------------
Care, Inc., Case No. 95-439, was filed with the District Court of Dallas County,
----------
Texas. Plaintiff alleged breach of contract, promissory estoppel and negligent misrepresentation concerning an alleged agreement for the sale and purchase of Plaintiff's company. In response, the Company produced evidence showing no agreement was ever made. The plaintiff's lawsuit was dismissed and the Company was awarded summary judgment by the Court. Most recently, the plaintiff petitioned the Texas Supreme Court for further review. The Supreme Court declined to review the case.

         On January 28, 1994, an action  entitled  George Harvey v. Option Care,
                                                   -----------------------------
Inc., et al. (U.S. District Court, Clark County,  Nevada, Case No. A329456), was
------------
filed against Option Care, Inc., Option Care Enterprises, Inc., a former employee of Option Care Inc., and the corporate owner of the Las Vegas Option Care franchise and two of its employees. At the time the action was filed, Option Care Enterprises, Inc. managed the Las Vegas Option Care office through a management agreement. The plaintiff is pursuing claims for breach of contract, breach of fiduciary duties, fraud, negligent misrepresentation and breach of implied covenant of good faith and fair dealing relating to the performance of the Management Agreement. The Company has filed a motion to dismiss, which was granted on April 1, 1994 regarding the alleged breach of fiduciary duty, breach of contract and fraud. There has been no subsequent pursuit of the remaining claims. Should the plaintiff pursue these claims in the future, the Company will vigorously contest such claims.

         Despite the inherent uncertainties of litigation, management of the Company at this time does not believe these lawsuits will have a material adverse impact on the financial position or results of operations of the Company.

         The Company is also a party to other legal proceedings incidental to its business. The Company does not believe that these other legal proceed-ings will have a material adverse impact on its financial position or results of operations.


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies, or otherwise during the fourth quarter of the fiscal year ended December 31, 1997.


Item 4(a).        EXECUTIVE OFFICERS

The names, ages and positions of the executive officers of the Company are set forth below. Executive officers of the Company serve at the discretion of the Board of Directors.


Name                       Age           Position
----                       ---           --------
Dr. John N. Kapoor         54            Chairman and Director

Erick E. Hanson            51            President, Chief Executive Officer
                                            and Director

Cathy Bellehumeur          47            Senior Vice President,General Counsel
                                            and Secretary

James A. Hodges, Jr.       59            Senior Vice President and Chief
                                            Financial Officer

      All executive officers are elected for one year terms. There are no family relationships between any of the Company's executive officers and directors and there are no arrangements or understandings between any of the executive officers and any other person pursuant to which the executive officer was selected as an officer.

     Dr. John N. Kapoor is currently the Company's Chairman of the Board and has served in this capacity since October 1990. Dr. Kapoor served as Chief Executive Officer from August 1993 through April 1996. In addition, Dr. Kapoor is President of EJ Financial Enterprises, Inc., a position he has held since April 1990. From June 1982 to April 1990, Dr. Kapoor held several positions with Lyphomed, Inc., including Chairman, Chief Executive Officer and President.

      Mr. Erick E. Hanson joined the Company as Senior Vice President in April 1995, was appointed Executive Vice President and Chief Operating Officer in August 1995, and was appointed Director and President in March 1996. Mr. Hanson was appointed Chief Executive Officer in April 1996. From November 1991 to April 1995 Mr. Hanson held executive positions, including that of Vice President Corporate Sales and Marketing, at Caremark, Inc., in Northbrook, IL. From April 1989 to November 1991 Mr.Hanson served as President and Chief Operating Officer of Clinical Partners, Inc. in Boston, MA. Prior to April 1989, Mr Hanson was w with Blue Cross & Blue Shield of Indiana for over twenty years, holding a variety of executive positions with that organization.

         Ms. Cathy Bellehumeur, Esquire, has been General Counsel since February 1994, Secretary since March 1994, Vice President since August 1994 and Senior Vice President since January 1997. Prior to joining the Company, Ms. Bellehumeur was an attorney in private practice with Ross & Hardies,Chicago, Illinois from August 1991 to January 1994 and was previously with Godfrey and Kahn,S.C., in Milwaukee, Wisconsin.

         Mr. James A. Hodges, Jr., CPA, has been Chief Financial Officer and Senior Vice President since December 1997. Prior to joining the Company, Mr. Hodges managed a consulting practice for eight years focusing on corporate finance, corporate development and information technology. Mr. Hodges also has served as the chief financial officer for two NYSE-listed companies, Pansophic Systems, Inc. and Sargent Welch Scientific Company. Earlier in his career, Mr. Hodges held the position of corporate treasurer at Baxter International, Inc.

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

         RANGE OF HIGH AND LOW SALES PRICE INFORMATION

         Calendar Quarter                         High               Low
         ----------------                         ----               ---
              1997
              ----

              First Quarter                      $ 7.13            $ 5.25
              Second Quarter                     $ 6.38            $ 4.25
              Third Quarter                      $ 5.31            $ 2.75
              Fourth Quarter                     $ 4.75            $ 2.63

              1996
              ----
              First Quarter                      $ 4.50            $ 3.12
              Second Quarter                     $ 8.38            $ 4.12
              Third Quarter                      $ 7.88            $ 5.75
              Fourth Quarter                     $ 6.62            $ 4.75

     As of February 27, 1998, there were approximately 308 holders of record of the Company's Common Stock. Closing price at February 27, 1998 was $4.375 pe share as reported by the Nasdaq National Market.

     The Company did not pay cash dividends in 1996 or 1997, and is prohibited by its revolving credit agreement with PNC Bank from doing so. See Note 4 of Notes to Consolidated Financial Statements.

     On September 19, 1996 the Company sold two hundred fifty thousand (250,000) unregistered shares of common stock of the Company to Linda J. Addison. No underwriters were utilized in this transaction. This sale was made in consideration of and in exchange for two hundred fifty (250) shares of Addison Home Care, Inc. pursuant to an Agreement and Plan of Merger under which the Company purchased all of the issued and outstanding shares of Addison Home Care, Inc. These shares were not registered under (I) the Securities Act of 1933, as amended (the "Act"), by reason of an exemption to registration provided under
Section 4(2) of the Act; (II) The Illinois Securities Law of 1953, as amended, by reason of their issuance pursuant to the exemption provided by Section 3(g) and the rules and regulations promulgated thereunder or (III) the Texas Securities Act, as amended by reasons of their issuance pursuant to the exemption provided by Section 6(F) and the rules and regulations promulgated thereunder. In order to convert these unregistered shares into registered shares Linda J. Addison must send written notice to the Company demanding that all of such unregistered shares in the Company be registered under the Act, which demand must be made within one year of the date of the sale, or such shorter period as may be specified from time to time by Rule 144(a) under the Act or any successor rule relating to the resale of "restricted stock".

     On September 19, 1996 the Company sold two hundred fifty thousand (250,000) unregistered shares of common stock of the Company to Jerry G. Addison. No underwriters were utilized in this transaction. This sale was made in consideration of and in exchange for two hundred fifty (250) shares of Addison Home Care, Inc. pursuant to an Agreement and Plan of Merger under which the Company purchased all of the issued outstanding shares of Addison Home Care, Inc. These shares were not registered under (I) the Securities Act of 1933, as amended (the "Act"), by reason of an exemption to registration provided under
Section 4(2) of the Act; (II) The Illinois Securities Law of 1953, as amended, by reason of their issuance pursuant to the exemption provided by Section 3(g) and the rules and regulations promulgated thereunder or (III) the Texas Securities Act, as amended by reasons of their issuance pursuant to the exemption provided by Section 6(F) and the rules and regulations promulgated thereunder. In order to convert these unregistered shares into registered shares Jerry G. Addison must send written notice to the Company demanding that all of such unregistered shares in the Company be registered under the Act, which demand must be made within one year of the date of the sale, or such shorter period as may be specified from time to time by Rule 144(a) under the Act or any successor rule relating to the resale of "restricted stock".

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



Item 6.  SELECTED FINANCIAL DATA

      The following table presents selected consolidated financial data for the Company for each of the five years ended December 31, 1997. The selected consolidated financial data are effected for the Company's acquisitions, all of which were accounted for using the purchase method of accounting, except for Oklahoma City, which was treated as a pooling of interests. This summary should be read in conjunction with the consolidated financial statements of the Company, including the related notes, included elsewhere herein.


Statement of Operations Data:
         (in thousands, except per share data)
                                                           Years Ended December 31,
                                                ------------------------------------------------
                                                1997(1)    1996(1)   1995      1994      1993
                                                -------    -------   -------   -------   -------
Revenues:
  Patient care services........................  $81,104   $49,035   $41,989   $34,703   $23,861
  Royalty fees and other.......................    9,966    12,193    12,517    11,915    12,323
  Product sales................................    8,907     9,293    10,997    15,401    16,659
                                                 -------   -------   -------    ------   -------
   Total revenues..............................   99,977    70,521    65,503    62,019    52,843
                                                 -------    ------    ------    ------   -------
Cost of revenues:
  Patient care services operations.............   42,268    29,038    24,838    19,947    14,392
  Products sold to franchises and patients.....   36,875    22,160    22,275    23,401    19,859
      Total cost of revenues....................  79,143    51,198    47,113    43,348    34,251
                                                 -------   -------   -------   -------    ------
Gross profit...................................   20,834    19,323    18,390    18,671    18,592

Operating expenses:
  Selling, general and administrative..........   12,989    10,676    10,709    12,112    11,534
  Provision for doubtful accounts..............    5,750     1,861     1,653     1,899     2,044
  Amortization of goodwill.....................      386       960       914       825       729
  Asset write-offs and other charges ..........    3,902    24,164       ---     6,536       ---
  Reorganization expenses    ..................      ---       ---       ---       ---     4,250
                                                  ------   -------   -------   -------   -------
    Total operating expenses...................   23,027    37,661    13,276    21,372    18,557
                                                 -------   -------   -------   -------   -------

Operating income (loss)........................  ( 2,193)  (18,338)    5,114    (2,701)       35
Other income (expense), net....................  ( 1,144)      380        93       130       808
                                                  -------  -------   -------   -------   -------
Income (loss) before income taxes..............  ( 3,337)  (17,958)    5,207    (2,571)      843
Provision (benefit) for income taxes...........  ( 1,240)    2,298     2,219      (593)      571
                                                  -------  -------   -------   --------  -------

Net income (loss).............................. $( 2,097) $(20,256)  $ 2,988   $(1,978)  $   272
                                                ========= =========  =======   ========  =======

Net income (loss) per common shares
  outstanding (basic EPS) ..................... $  (0.20) $  (1.93)  $  0.29   $ (0.19)  $  0.03
                                                ---------  --------   -------   -------  -------

Net income (loss) per common and common
  equivalent shares (diluted EPS).............. $  (0.20) $  (1.93)  $  0.28   $ (0.19)  $  0.03
                                                =========  ========   =======  ========  =======

Weighted average common shares outstanding.....   10,655    10,494    10,431    10,435    10,215
                                                --------  --------   -------   -------   -------

Weighted average common and common equivalent
  shares outstanding...........................   10,655    10,494    10,500    10,435    10,383
                                                ========   =======   =======   =======   =======



Balance Sheet Data:
         (in thousands)
                                                                           December 31,
                                                -----------------------------------------------------
                                                 1997      1996      1995      1994      1993
                                                ---------  --------  --------  --------  ------
Accounts receivable........................      $34,138   $20,558   $16,558   $16,575   $14,978
Working capital............................       24,206    21,458    16,131    16,614    12,204
Intangible assets..........................       19,895     9,832    30,328    30,554    30,720
Total assets...............................       68,639    44,041    58,997    59,525    60,314
Long-term debt.............................       28,801    12,461     6,696     9,517     6,759
Stockholders' equity.......................      $21,977   $23,540   $43,506   $40,847   $43,209


(1) Refer to Note 2 in the Notes to Consolidated Financial Statements for information regarding businesses acquired in fiscal 1997 and 1996.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

     Option Care, Inc. (the "Company") is a provider of infusion therapy and other home healthcare services with a supporting franchise network. The Company offers infusion therapy, nursing services, respiratory therapy and durable medical equipment through its owned locations and infusion therapy through its franchise network. The Company has also developed the capability to manage networks of outpatient service providers.

Results of Operations
     The Company's revenues are derived primarily from three sources:(i) patient care services from Company-owned locations, (ii) royalty fees and other revenues from franchise owners and (iii) product sales to the franchised locations. Revenues from network management were immaterial during the reporting periods. The following table sets forth the percentage relationships that certain items from the Company's Consolidated Statements of Operations bear to total revenues for the years ended December 31, 1997, 1996, and 1995.

     This information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto contained elsewhere in this Annual Report on Form 10-K:

                                                  1997         1996        1995
                                                --------     --------     ------

Revenues
   Patient care services                         81.1%       69.5%         64.1%
   Royalty fees and other                        10.0        17.3          19.1
   Product sales                                  8.9        13.2          16.8
                                               --------     --------      -------
Total revenues                                  100.0       100.0         100.0

Gross profit                                     20.8        27.4          28.1

Selling, general &
   administrative expenses                       13.0        15.1          16.3

Provision for Doubtful Accounts                   5.8         2.6           2.5

Operating income (loss)                         ( 2.2)      (26.0)          7.8

Net income (loss)                              ( 2.1%)      (28.7%)         4.6%
                                               ========    ========     =======

1997 compared to 1996
           For 1997, total revenues rose 41.8 percent to $99,977,000 from $70,521,000 in 1996. Patient care services revenue rose 65.4 percent to $81,104,000, primarily reflecting the results of 1997 acquisitions as well as a full year's operations of the Company's 1996 acquisitions. Royalty fees and other revenue decreased 18.3 percent to $9,966,000, reflecting the acquisition of several large franchises in 1997. The Company sold four new franchises during 1997, and terminated, consolidated or purchased thirty franchises and joint ventures, continuing the trend towards consolidation. Product sales revenue decreased 4.2 percent to $8,907,000, due primarily to management's continued transition to direct billing of franchisees by selected manufacturers, which is expected to be completed by mid-1998. Management expects this transition to continue to have a negative effect on gross profit but an immaterial impact on net income. The administrative fees that are recognized on such sales are recorded as other income rather than as revenue.

      Gross profit increased 7.8 percent for the year to $20,834,000, primarily due to increased patient care services revenue. As a percentage of total revenues, gross profit declined to 20.8 percent in 1997 from 27.4 percent in 1996. The decline in gross margin is due primarily to changes in the Company's revenue mix, specifically the decline in royalty fees and product sales coupled with growth in patient care service revenue. Revenues from patient care services (derived from Company-owned locations) have a higher cost of revenue than royalty and other revenues derived from the Company's franchise business. One owned location was sold in Ft. Myers, FL and two locations (Jacksonville, FL and Gadsden, AL) were closed in 1997 due to population demographics and financial trends which limited the potential for long-term profitability.

        Total operating expenses decreased 38.9 percent to $23,027,000 from $37,661,000 in 1996. Selling, general and administrative expenses increased 21.7 percent due to increased patient care service revenue. The Company's provision for doubtful accounts increased 209.0 percent or $3,889,000, due to increased receivables resulting from a greater volume of revenues, acquisitions and a charge to write-off certain accounts receivable which became uncollectible in 1997. Amortization of goodwill decreased 59.8 percent due to the impact of the 1996 non-cash charge to write-off impaired goodwill recorded as a result of the 1990 change in control and prior years acquisitions.

        During the fourth quarter of 1997, the Company evaluated its operations which resulted in the initiation of a cost reduction program and disposition of certain underperforming assets. In conjunction with its evaluation of the Company's operations, $3,902,000 was recorded in asset write-offs and other charges. During 1996, the Company recognized $24,164,000 in non-cash charges relating to the write-off of impaired goodwill. If the effect of the asset write-offs and other charges in 1997 and 1996 are excluded, total operating expenses increased 41.7 percent in 1997 compared to 1996.

        The effective combined federal and state income tax rate was 37.2 percent (benefit) and negative 12.8 percent for 1997 and 1996, respectively. The effective tax rate is higher than the federal statutory tax rate of 35 percent due to state taxes and to non-tax deductible expenses, primarily goodwill amortization. The 1996 negative effective tax rate is due to the non-deductible nature of certain components of the asset write-off and other charges. The Company had a net loss of $2,097,000 in 1997 compared to a net loss of $20,256,000 in 1996.



1996 compared to 1995

         For 1996, total revenues rose 7.7 percent to $70,521,000 from $65,503,000 in 1995. Patient care services revenue rose 16.8 percent to $49,035,000, primarily reflecting the results of 1996 acquisitions as well as a full year's operations of the Company's 1995 acquisitions. Royalty fees and other revenue decreased 2.6 percent to $12,193,000, reflecting the acquisition of several large franchises in 1996. The Company sold fourteen new franchises during 1996, and terminated, consolidated or purchased fifteen franchises, continuing the trend towards consolidation. Product sales revenue decreased 15.5 percent to $9,293,000, due primarily to management's continued transition to direct billing of franchisees by selected manufacturers. The administrative fees that the Company recognizes from such sales are recorded as other income rather than as revenue. Management expects the transition to continue to have a negative effect on gross profit but an immaterial effect on net income.

      Gross profit increased 5.1 percent for the year to $19,323,000, primarily due to increased patient care services revenue. As a percentage of revenues, gross profit declined from 28.1 percent to 27.4 percent. The decline in gross margin is due primarily to changes in the Company's revenue mix, specifically the decline in royalty fees and product sales offset by growth in patient care service revenue. Revenues from patient care services (derived from Company-owned locations) have a higher cost of revenue than royalty and other revenues derived from the Company's franchise business. Three owned office locations were sold and three locations closed in 1996 due to population demographics and financial trends which limited the potential for long-term profitability.

    Total operating expenses increased 183.7 percent to $37,661,000 from $13,276,000 in 1995. Selling, general and administrative expenses decreased 0.3 percent as aresult of increased personnel productivity. The Company's provision for doubtful accounts increased 12.6 percent or $208,000, due to increased patient care service revenue. Amortization of goodwill increased 5.0 percent due to 1996 and1995 acquisitions. During 1996, the Company recognized $24,164,000 in non-cash charges relating to the write-off of impaired goodwill. This write-off primarily relates to goodwill recorded as a result of a 1990 change in control and prior years acquisitions. The write-off resulted from the Company's stated objective of purchasing existing franchises as well as from evaluation of expected future cash flows for purchased businesses. If the effect of these 1996 charges is excluded, total operating expenses increased 1.7 percent in 1996.

    The effective combined federal and state income tax rate was negative 12.8 percent and 42.6 percent for 1996 and 1995, respectively. The 1996 negative effective tax rate is due to the non-deductible nature of the write-off of goodwill. The 1995 effective tax rate is higher than the federal statutory tax rate of 34 percent due to state taxes and to non-tax deductible expenses, primarily goodwill amortization. The Company had a net loss of $20,256,000 in 1996 versus net income of $2,988,000 in 1995. Net income for 1996 was $3,563,000 excluding the write-off of goodwill.



Liquidity and Capital Resources

        As of December 31, 1997, the Company had no cash and cash equivalents. Working capital at that date was $24,206,000 versus $21,458,000 at December 31, 1996. The Company attempts to manage its cash balances to minimize interest expense on its line of credit borrowing. The Company has implemented strict policies and procedures for controlling cash collections and disbursements.

     As indicated in Note 4 to the Consolidated Financial Statements, in 1996 the Company entered into a two-year $30 million revolving credit arrangement, subject to certain financial covenants. The credit availability was increased to $35 million on February 5, 1997. Management believes that cash flow from operations, in conjunction with borrowing availability under its credit facility, will be sufficient to meet the cash needs of the business for the immediate future. Additional long-term financing may be needed to refund the current bank revolving credit agreement and meet possible Company acquisitions There are no guarantees that such financing will be available or available at an acceptable cost.

        There are currently various proposals under development to enact health care reform on a national, state and local level. It is not possible atthis time to predict the cash flow impact, if any, which any such changes may have on providers of home healthcare services and on the Option Care locations.


Recent Accounting Pronouncements

        In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."
The Company is required to adopt the new standard for periods ending after fiscal 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The standard requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The standard is not expected to have a material impact on the Company's current presentation of net income.

        In June, 1997, the Financial Accounting Standards Board also issued Statement ofFinancial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is required to adopt this new standard for periods ending after fiscal 1997. This statement establishes standards for the way companies are to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating the impact of the disclosure requirements of this standard but does not expect it to have any impact on the financial position of the Company or results of its operations.

Quarterly Information

         Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended December 31, 1997 and 1996 (in thousands, except per share data):


                                     QUARTER

1997:                     First        Second            Third        Fourth
----                     -------      -------           -------      -------

Total revenues           $19,924      $23,750           $27,690      $28,613
Gross profit               5,057        4,813             5,295        5,669
Pretax income (loss)       1,587          751               805      ( 6,480)
Net income (loss)            922          434               453      ( 3,906)


Basic EPS                 $  .09       $  .04            $  .04       $(0.36)
                          ======      =======           =======      ========


Diluted EPS               $  .09       $  .04            $  .04       $(0.36)
                          ======      =======           =======      ========



1996:                     First       Second             Third         Fourth
----                     -------      --------          --------      -------

Total revenues           $15,706      $18,110           $18,019       $18,686
Gross profit               4,582        5,027             5,120         4,594
Pretax income (loss)       1,523        1,538             1,653       (22,672)
Net income (loss)            850          866             1,004       (22,976)

Basic EPS                $   .08      $   .08           $   .10       $ (2.18)
                         =======      =======           =======       ========

Diluted EPS               $  .08       $  .08            $  .09       $ (2.18)
                         =======      =======           =======       ========


Item 7(a).         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                   Not applicable.






Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements of the Company and its subsidiaries, and the Independent Auditors' Report thereon are included on pages 24 through 39 of this Annual Report on Form 10-K.

                                                                            Page

Independent Auditors' Report..............................................   24
 .

Consolidated Balance Sheets - December 31, 1997 and 1996..................   25


Consolidated Statements of Operations - Years Ended
   December 31, 1997, 1996 and 1995.....................................     27

Consolidated Statements of Stockholders' Equity - Years Ended
   December 31, 1997, 1996 and 1995.......................................   28


Consolidated Statements of Cash Flows - Years Ended
   December 31, 1997, 1996 and 1995.......................................   29


Notes to Consolidated Financial Statements................................   30

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Option Care, Inc.:



    We have audited the accompanying consolidated balance sheets of Option Care, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Option Care, Inc and subsidiaries at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.





                              KPMG Peat Marwick LLP


Chicago, Illinois
March 26, 1998

                       Option Care, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                 at December 31
                 (in thousands, except share and per share data)



                                     Assets

                                                        1997          1996
                                                       -------      ------


Current assets:

  Cash and cash equivalents......................    $   ---       $ 1,223

  Trade accounts receivable, less allowance
    for doubtful accounts of $3,753 in 1997
    and $1,738 in 1996...........................     34,138        20,558

  Current portion of notes receivable,
     less allowance for uncollectible
     notes of $151 in 1997 and $116 in 1996......        439         1,202

  Inventory......................................      2,289         1,598

  Deferred income taxes..........................      2,108         1,154

  Prepaid assets.................................      2,473           914

  Other current assets...........................        605         2,167
                                                     -------       -------
                  Total current assets................42,052        28,816

  Notes receivable, less current portion.........        296           539

  Property and equipment, net....................      5,865         4,322

  Goodwill, net..................................     18,271         7,873

  Other long-term assets.........................      2,155         2,491
                                                     -------       -------
                  Total assets.......................$68,639       $44,041
                                                     =======       =======

          See accompanying notes to consolidated financial statements.

                       Option Care, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                 at December 31
                 (in thousands, except share and per share data)



                      Liabilities and Stockholders' Equity


                                                         1997          1996
                                                      --------        ------
Current liabilities:

  Cash overdraft.................................          145           ---

  Current portion of long-term debt..............          314         1,399

  Trade accounts payable.........................        8,206         2,685

  Accrued wages and related employee benefits....        2,999         1,838

  Accrued expenses...............................        6,182         1,436
                                                    ----------       -------
      Total current liabilities..................       17,846         7,358
                                                    ----------       -------

  Long-term debt, less current portion...........       28,801        12,461

  Deferred income taxes..........................          ---           637

  Minority interest..............................           15            45
                                                      --------       -------
         Total liabilities.......................       46,662        20,501
                                                      --------       -------

  Stockholders' equity:
     Common stock, $.01 par value, 30,000,000
        shares authorized, 10,732,000 and
        10,527,000 shares issued and outstanding
        at December 31, 1997 and 1996,
        respectively............................           108           106

    Additional paid-in capital...................       42,049        41,517

    Retained earnings (deficit)..................      (20,180)      (18,083)
                                                      --------      --------
     Total stockholders' equity..................       21,977        23,540
                                                      --------       -------

    Commitments and contingencies................

        Total liabilities and
          stockholders' equity...................      $68,639       $44,041
                                                      ========       =======

          See accompanying notes to consolidated financial statements.

                                       26
s

                       Option Care, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Years Ended December 31
                      (in thousands, except per share data)


                                             1997       1996       1995
                                          ---------   --------   --------

Revenues:
 Patient care services................     $ 81,104   $ 49,035   $ 41,989
 Royalty fees and other...............        9,966     12,193     12,517
 Product sales........................        8,907      9,293     10,997
                                           --------   --------    -------
      Total revenues..................       99,977     70,521     65,503
Cost of revenues:
  Patient care services operations....       42,268     29,038     24,838
  Products sold to franchises and
   patients...........................       36,875     22,160     22,275
                                           --------   --------    -------
         Total cost of revenues..........    79,143     51,198     47,113
                                           --------   --------    -------

Gross profit...........................      20,834     19,323     18,390
Operating expenses:
  Selling, general and administrative
    expenses...........................      12,989     10,676     10,709
  Provision for doubtful accounts......       5,750      1,861      1,653
  Amortization of goodwill.............         386        960        914
  Asset write-offs and other charges...       3,902     24,164        ---
                                           --------   --------    -------
         Total operating expenses......      23,027     37,661     13,276
                                           --------   --------    -------

Operating income (loss)................     ( 2,193)   (18,338)     5,114
Other income (expense), net:
  Interest expense.....................     ( 1,711)      (550)      (403)
  Other, net...........................         567        930        496
                                           --------   --------    -------
Total other income (expense), net......     ( 1,144)       380         93
                                           --------   --------    -------

Income (loss) before income taxes......     ( 3,337)   (17,958)     5,207
Income tax provision (benefit).........     ( 1,240)     2,298      2,219
                                           --------   --------    -------
  Net income (loss)....................    $( 2,097)  $(20,256)  $  2,988
                                           ========   ========   ========

Net income (loss) per common shares
  outstanding (basic)..................    $  (0.20)  $  (1.93)  $   0.29
                                           --------   --------   --------

Net income (loss) per common and
  common equivalent shares (diluted)...      $(0.20)    $(1.93)   $  0.28
                                           --------   --------    -------
Weighted average common shares
  outstanding..........................      10,655     10,494     10,431
                                           --------   --------    -------

Weighted average common and common
  equivalent shares outstanding........      10,655     10,494     10,500
                                           --------   --------    -------


          See accompanying notes to consolidated financial statements.

                       Option Care, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             Years Ended December 31
                                 (in thousands)


                                                    Additional   Retained
                                         Common      Paid-In     Earnings   Stockholders'
                                            Stock    Capital     (Deficit)      Equity
                                         --------   --------     ---------  ------------
Balances, December 31, 1994.........         105      41,293         (550)        40,848
                                        --------    --------     --------       --------

Net income..........................         ---         ---        2,988          2,988

Distribution from Subchapter S
  Corporation.......................         ---         ---         (188)          (188)

Retirement of common stock, net.....         ---        (142)         ---           (142)
                                        --------     -------      --------      --------
Balances, December 31, 1995.........         105      41,151         2,250        43,506
                                        --------     -------      --------      --------

Net loss............................         ---         ---       (20,256)      (20,256)
                                        --------     -------      --------      --------

Distribution from Subchapter S
  Corporation.......................         ---         ---           (77)          (77)
                                        --------     -------      --------      --------

Issuance of common stock............           1         366           ---           367
                                        --------     -------      --------      --------
Balances, December 31, 1996.........   $     106    $ 41,517      $(18,083)     $ 23,540
                                       =========    ========      ========      ========
Net loss............................         ---         ---       ( 2,097)       (2,097)
                                        --------     -------      --------      --------


Issuance of common stock............           2         532           ---           534
                                        --------     -------      --------      --------


Balances, December 31, 1997.........   $     108    $ 42,049      $(20,180)     $  21,977
                                       =========    ========      ========      =========


          See accompanying notes to consolidated financial statements.

                       Option Care, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Years Ended December 31
                                 (in thousands)


                                                 1997          1996        1995
                                              ----------    ----------   --------

Cash flows from operating activities:
Net income (loss)..........................   $ ( 2,097)    $ (20,256)   $  2,988
Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
    Depreciation and amortization..........       3,108         2,521       2,078
    Asset write-offs and other charges.....       3,902        24,164         ---
    Provision for doubtful accounts........       5,750         1,861       1,654
Changes in assets and liabilities, net
      of effects from acquisitions:
    Accounts and notes receivable..........     (12,590)       (2,320)     (2,171)
    Inventory..............................          17           180         (42)
    Prepaid and other current assets.......      (1,073)       (1,205)         31
    Deferred income taxes..................      (1,591)         (139)        573
    Accounts payable.......................       2,423        (1,015)        687
    Accrued expenses and minority interest.         988          (975)     (1,212)
                                               --------      --------    --------

           Net cash provided by
             operating activities..........      (1,163)        2,816       4,586
                                               --------      --------     -------

Cash flows from investing activities:
    Payments for purchase of property
      and equipment........................      (3,878)       (1,423)     (1,010)
    Additions to other assets..............      (2,750)         (426)       (411)
    Payments for acquisitions, net
      of cash acquired.....................      (9,210)       (4,636)         (7)
                                               --------      --------    --------

            Net cash used by
              investing activities.........     (15,838)       (6,485)     (1,428)
                                               --------      --------    --------

Cash flows from financing activities:
    Cash overdraft.........................         145           ---         ---
    Net (payments) borrowing under
      line-of-credit agreement.............      16,300         5,800      (1,920)
    Proceeds from (payments on) long-term
      debt and capitalized leases..........      (1,033)         (543)        340
    Repayments of notes payable............        (168)       (1,157)     (1,141)
Issuance (retirement) of common stock,
      net of related costs.................         534           367        (142)
    Distribution from S Corporation........         ---           (77)       (188)
                                               --------     ---------    --------
            Net cash provided (used) by
           financing activities.........         15,778         4,390      (3,051)
                                               --------     ---------    --------

Net increase (decrease) in cash and
  cash equivalents..........................     (1,223)          721         107

Cash and cash equivalents, beginning of year      1,223           502         395
                                               --------     ---------      ------

Cash and cash equivalents, end of year......    $   ---      $  1,223     $   502
                                               --------     ---------     -------


          See accompanying notes to consolidated financial statements.

                       Option Care, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies

         (a)  Description of Business

      Option Care, Inc. is a provider of infusion therapy and other home healthcare services with a supporting franchise network. The Company was incorporated in Delaware on July 9, 1991. The Company's predecessor was incorporated in California in January, 1984. As of December 31, 1997, 164 Optio Care locations, including satellite locations, were operating in assigned territories in 34 states. Existing locations include 138 locations owned and operated by franchise owners and 26 locations owned and operated by the Company.

          (b)  Consolidation

          The financial statements include Option Care, Inc. and its 50 percent or more owned subsidiaries. The Company uses the cost method to account for affiliates less than 20 percent owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

          (c)  Cash and Cash Equivalents

           The Company considers all highly liquid investments with an original maturity o three months or less to be cash equivalents.

          (d)  Financial Instruments

           The fair value of the Company's financial instruments approximates their carrying value.

          (e)  Inventory

           Inventory, which consists primarily of medical supplies and pharmaceuticals is stated at cost, which approximates market, on a first-in, first-out (FIFO) basis.

         (f)  Long-Lived Assets

          Property and equipment are stated at cost. Equipment purchased under capital leases is stated at the lower of the present value of minimum leas payments at the beginning of the lease term or fair value at the inception of the lease.

          Depreciation on equipment is calculated on the straight-line or double declining balance method over the estimated useful lives of the assets (3-7 years for equipment). Leasehold improvements and equipment purchased under capital leases are both amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset.

     Goodwill, which represents the excess of fair market value over the cost of net assets acquired, is amortized on a straight-line basis over 40 years. Accumulated amortization was $978,000 and $592,000 at December 31, 1997 and 1996, respectively.

         Long-lived assets and certain identifiable intangibles are reviewed fo impairment in value based upon undiscounted future cash flows, and appropriate losses are recognized, whenever the carrying amount of an asset may not be recovered. See Note 8 of Notes to Consolidated Financial Statements.

         (g)  Income Taxes

          The Company files a consolidated federal income tax return with all of its 8 percent or more owned subsidiaries. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (h)  Patient Care Services Revenues

         Patient care service revenues are recognized when service is provided. Billings to third party payors are net of contractual allowances. Payment from third-party payors is dependent upon the specific benefits provided in the patient's policy. The Company adjusts recognized revenues and the carrying value of patient receivables to provide for the difference between billed charges and expected collections.

         (i)  Royalty Fees and Other Revenues

          Royalty fees and other revenues consist primarily of initial franchise fees and royalty fees. Initial franchise fees are recognized when franchise training is completed and substantially all services have been provided. Royalty fees are recognized when cash is reported as received by the franchises. Franchise agreements provide for royalties to be paid to the Company based on either 9 percent of gross cash receipts (subject to certain minimums and discounts), or on a sliding scale ranging from 9 percent to 2 percent of gross cash receipts depending on the levels of such receipts and other factors.

         (j) Net Income (Loss) Per Common Share and per Common and Common Equivalent Share

         Net income (loss) per common share and per common and common equivalen share is based upon weighted average common and common equivalent shares outstanding. Common equivalent shares include the dilutive effect of stock options, if any.

         In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share (FASB 128). FASB 128 simplifie the standards for computing earnings per share and replaces the presentation of primary earnings per share with basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the consolidated statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted EPS computation. The reconciliation for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                     For the Year Ended December 31, 1997
                                     -------------------------------------
                                     Income      Shares          Per-Share
                                     -------------------------------------
 Basic EPS
     Net loss                        $  ( 2,097)    10,655,000   $ ( 0.20)
                                                                =========

     Effect of Dilutive
       Securities                           ---           ---

     Diluted EPS                     $  (20,356)    10,655,000   $ ( 0.20)
                                     ==========     ==========   ========


                                     For the Year Ended December 31, 1996
                                     -------------------------------------
                                     Income         Shares       Per-Share
                                     -------------------------------------
Basic EPS                            $ (20,256)     10,494,000   $ ( 1.93)
                                                                 ========
     Net loss

     Effect of Dilutive
      Securities                            ---            ---

     Diluted EPS                     $ (20,256)     10,494,000   $ ( 1.93)
                                     =========      ==========   ========


                                     For the Year Ended December 31, 1995
                                     ------------------------------------
                                     Income         Shares      Per-Share
                                     ------------------------------------

Basic EPS
    Net income                       $   2,988      10,431,000   $   0.29
                                                                 ========

    Effect of Dilutiv
        Securitie--
        Common stock options              ---           69,000

         Diluted EPS                 $   2,988      10,500,000   $   0.28
                                     =========      ==========   ========

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

         (l)  Reclassifications

         Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) Business Combinations

      At various dates during 1997, the Company purchased the assets of franchises located in Vista and Victorville, CA, Miami, FL, Ann Arbor and Grand Haven, MI and Lincoln and Grand Island, NE. The Company also purchased the assets of other healthcare related businesses in Victorville, CA and Miami, FL. The aggregate purchase price for these transactions was $10,689,000, of which $9,129,000 was paid in cash, $1,260,000 in short-term obligations and $300,000 in forgiveness of accounts receivable. The purchase method of accounting was used and $9,026,000 of goodwill was recorded. The accompanying financial statements include the results of operations of all acquired businesses from th date of acquisition. During 1997, the Company recorded an additional $1,758,000 of goodwill from earn-outs and various adjustments to the fair market value of assets acquired during 1996.

      The unaudited pro-forma results of operations, affected by the acquisitions accounted for as purchases as if they had occurred as of January 1
 1996, was as follows (in thousands, except per share data):

                                                    1997               1996
                                                --------------   ----------------
         Total revenues                         $ 104,008        $  90,668
         Net loss                                  (2,040)         (19,850)
         Net loss per common and
            common equivalent share                 (0.19)           (1.89)


     At various dates during 1996, the Company purchased the assets of franchises located in Bethel and Milford, OH, Everett, WA and Kennewick, WA as well as all the outstanding stock of the franchise located in Oklahoma City, OK The Company also purchased the outstanding minority interest in the Bullhead City, AZ location. The Company also purchased the assets of other healthcare related businesses in Bethel and Milford, OH, Kirksville, MO, Jefferson City, MO, Bullhead City, AZ, Grand Junction, CO, Little Rock, AR, Ontario, CA and Houston, TX. The aggregate purchase price for these transactions, except for the Oklahoma City acquisition was $7,220,000, of which $4,652,000 was paid in cash, $1,305,000 in short-term obligations, $471,000 in long-term obligations and $808,000 in forgiveness of accounts receivable. The purchase method of accounting was used and $2,518,000 of goodwill was recorded.

     The Oklahoma City franchise, which was acquired through the issuance of 500,000 shares of common stock, was accounted for as a pooling of interests, and the accompanying financial statements have been restated by immaterial amounts to reflect this transaction.

         The accompanying financial statements include the results of operations of all other acquired businesses from the date of acquisition. The unaudited pro-forma results of operations, affected by the acquisitions accounted for as purchases as if they had occurred as of January 1, 1995, was as follows (in thousands, except per share data):

                                                       1996            1995
                                                  ------------       ----------
         Total revenues                           $    77,502           $88,017
         Net income (loss)                        $   (20,233)            3,397
         Net income (loss) per common
           and common equivalent share                  (1.93)             0.32

                                       33

(3) Property and Equipment

    Property and equipment consisted of the following (in thousands):


                                                      1997          1996
                                                      ----          ----
         Equipment..............................  $ 10,787      $  8,604
      Leasehold improvements.................        1,064           748
                                                  --------      --------
                                                    11,851         9,352
Less accumulated depreciation and
        amortization.........................        5,986         5,030
                                                  --------      --------
                                                  $  5,865      $  4,322
                                                  ========      ========


 (4)  Long-Term Debt

     Long-term debt consisted of the following (in thousands):

                                                     1997             1996
                                                     ----             ----

   Payable under lines of credit.................. $ 28,200         $ 11,900
   Notes payable, secured by various assets,
     with maturities through 2005 at interest
     rates ranging from 6.0% to 10.5%.............      425            1,640
   Capitalized lease obligations..................      490              320
                                                   --------         --------
                                                     29,115           13,860
   Less current portion...........................      314            1,399
                                                   --------         --------
   Long-term debt................................. $ 28,801         $ 12,461
                                                   ========         ========


Maturities of long-term debt and capitalized lease obligations are as follows (in thousands):

                                                                     Capitalized
         Year Ending                                     Long-Term       Lease
         December 31,                                      Debt      Obligations
         ------------                                    ---------   -----------

         1998..........................................  $    103       $   258
         1999..........................................        86           205
         2000..........................................    28,239            93
         2001..........................................        42            12
         2002 and beyond...............................       155             0
                                                         ---------   ----------
                                                         $ 28,625           568
                                                         ========
         Less amounts representing interest............                      78
                                                                     ----------
         Present value of net minimum lease payments...              $      490
                                                                     ==========

         All equipment purchased under capital leases is pledged as collateral.

         In December 1996, the Company entered into a $30,000,000 revolving credit agreement ($15,000,000, $10,000,000 and $5,000,000 with PNC
         Bank, Harris Bank and The Northern Trust Company, respectively), of which there were outstanding borrowings of $28,200,000 and $11,900,000 at December 31, 1997 and 1996, respectively. The agreement was amended in February, 1997 to increase the maximum available amount to $35,000,000 and to add The First National Bank of Chicago to the lending syndicate. In March, 1998 the revolving credit agreement was extended to January, 2000. Borrowing under this revolving credit facility will be used to satisfy the Company's working capital requirements. The effective borrowing rate of interest under this facility as of December 31, 1997 averaged 7.93 percent and reflects interest at the higher of prime or 0.5 percent in excess of the Federal Funds rate plus a margin ranging from 0.0 percent to 0.75 percent. The Company may also elect an interest rate ranging from the Euro-Rate plus 1.50 percent to the Euro-Rate plus 2.25 percent. The margin is determined by the ratio of the Company's funded debt to cash flow from operations.

         The agreement provides that an annual commitment fee be paid by the Company based on 0.375 percent average daily unused amount of the facility. The agreement also requires the Company to maintain certain financial covenants including, but not limited to: maximum leverage ratio, minimum interest coverage ratio, minimum net worth and minimum capitalization. The agreement prohibits the Company from declaring any cash dividends on its common stock. The revolving credit facility is secured by all of the issued and outstanding common stock of the Company and its subsidiaries.


(5) Income Taxes

         The income tax provision (benefit) consisted of the following (in thousands):

                                        Current          Deferred        Total
                                        -------          --------        -----
                  1997:
                 Federal.......        $       0         $ (1,464)    $  (1,464)
                 State.........              482             (258)          224
                                       ---------        ---------    ----------
                                       $     482         $ (1,722)    $  (1,240)
                                       =========        =========    ==========
                  1996:
                 Federal.......        $   2,012        $    (108)    $   1,904
                 State.........              425              (31)          394
                                       ---------        ---------     ---------
                                       $   2,437        $    (139)    $   2,298
                                       =========        =========     =========
                 1995:
                 Federal.......        $   1,214        $     443     $   1,657
                 State.........              433              129           562
                                       ---------        ---------     ---------
                                       $   1,647        $     572     $   2,219
                                       =========        =========     =========

         Income tax expense (benefit) differs from the "expected" tax expense (benefit) for those years computed by applying the U.S. Federal corporate income tax rate of 35% for 1997 and 34% for 1996 and 1995 to earnings (loss) before income taxes as follows (in thousands):

                                               1997           1996              1995
                                             --------       --------          ------

Computed "expected" tax expense
    (benefit)..........................      $ (1,168)      $ (6,124)       $  1,669

Increase in income taxes resulting from:
      Amortization of goodwill..........           56          8,248             262
         State income taxes, net of federal
        income tax benefit..............         (143)           260             371
      Other, net........................           15            (86)            (83)
                                            ---------       --------         -------
 Total provision (benefit)..............    $  (1,240)      $  2,298        $  2,219
                                            =========       ========        ========

                                      35

         Deferred tax assets and (liabilities) at December 31, 1997 and 1996 include:

                                              1997                      1996
                                     ----------------------     ----------------
                                     Current     Noncurrent  Current  Noncurrent
                                     -------     ---------   -------  ----------
Deferred tax assets:
   Allowance for doubtful
     accounts                       $ 1,451       $   ---     $  939     $   ---
   Allowance for notes
     receivable                          65           ---         46         ---
   Intangible assets                    ---           ---        ---         160
   Accrued expenses                     137           ---        256         ---
   Severance accrual                    252           ---        ---         ---
   Capital loss carryforward            ---           590        ---         590
   Net operating loss
     carryforward                       ---           651        ---         ---
   Other, net                           286           ---         15         ---
                                    -------       -------     ------     -------
Total deferred tax assets             2,191         1,241      1,256         750
Valuation allowance                     ---         (590)        ---       (590)
 Net deferred tax assets              2,191           651      1,256         160

Deferred tax liabilities:
   Tax over book depreciation           ---         (103)        ---       (113)
   Intangible assets                    ---         (126)        ---         ---
   Tax accounting changes              (83)          (83)      (102)       (102)
   Other, net                           ---         (208)        ---       (582)
Total deferred tax                   ------        ------    -------    --------
    liabilities                    $   (83)      $  (520)   $  (102)    $  (797)
                                    -------        ------   --------    --------

Net deferred tax asset
(liability)                         $ 2,108       $   131    $ 1,154    $  (637)
                                    =======       =======    =======    ========


         The valuation allowance of $590,000 at December 31, 1997 and 1996 has not changed. The Company has a capital loss carryforward of $1,475,000, which expires in 2001 and a net operating loss carryforward of $1,628,000 that expires in 2012.


(6) Incentive Compensation Plan

         The Company's 1991 Stock Incentive Plan (the "Incentive Plan") was adopted by the Board and approved by the stockholders on September 11, 1991. The Incentive Plan provides for the award of cash, stock, and stock unit bonuses, and the grant of stock options and stock appreciation rights (SARs), to officers and certain employees of the Company and its subsidiaries and other persons who provide services to the Company on a regular and substantial basis. On February 21, 1997, the Company's Board approved an increase in the amount of shares reserved for the Incentive Plan to 2,000,000 shares of Common Stock. All options under the Incentive Plan must be exercised within ten years after the grant date. As of December 31, 1997, no stock, stock unit bonuses, or SARs have been granted pursuant to the Incentive Plan.

         The following schedule details the changes in the Company's Stock Incentive Plan for the three years ending December 31, 1997:


                                  1997                              1996                                    1995
                           ---------------------            --------------------                    ----------------
                                        Weighted-                      Weighted-                           Weighted-
                                         Average                        Average                             Average
                                         Exercise                      Exercise                            Exercise
     Options             Shares            Price            Shares       Price            Shares             Price
-------------           -------         ---------          -------    ----------         -------          ----------
Outstanding at
  beginning
  of year               965,447            $3.58           870,230       $3.52            868,730             $4.10
Granted                 527,250             5.34           197,350        4.47            665,050              3.49
Exercised              (160,748)            2.54           (42,428)       2.66            (24,625)             2.25
Terminated             (354,234)            5.11          ( 59,705)       2.88           (638,925)             3.60
                      ----------                         ----------                     ---------
Outstanding at
  end of year          977,715              4.16           965,447        3.58            870,230              3.52
                      ==========                         ==========                     =========
Options exercisable
  at year-end          354,514                             317,223                        139,490

Weighted Average
  fair value of
  options granted
  during the year        $2.53                               $1.71                          $1.33



         The following table summarizes information about the Company's Stock Incentive Plan and options outstanding at December 31, 1997:


                         Options Outstanding                                  Options Exercisable
            ------------------------------------------------        ---------------------------------
            Weighted-Avg.
Range of    Number              Remaining                           Number
Exercise   Outstanding         Contractual      Weighted-Avg.      Exercisable           Weighted-Avg.
 Prices    at 12/31/97            Life         Exercise Price     at 12/31/97           Exercise Price
--------   -----------         -----------     --------------     ------------          --------------
$2.25 to
  $3.38     178,440             6.9 years          $2.91             107,539                  $2.79

$3.75 to
  $4.31     484,950             8.0 years          $3.91             170,399                   $3.86

$4.38 to
  $7.50     314,325             8.6 years          $5.25              76,576                   $4.43
           --------                                                 --------

$2.25 to
  $7.50     977,715             8.0 years          $4.16             354,514                   $3.66
           ========                                                 ========


         The 1996 Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company's common stock through payroll deductions not exceeding 15% of base wages, at a 15% discount from market price on the grant date. During 1997, there were 43,795 shares issued that related to the plan.

         The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Incentive and Employee Stock Purchase Plans.

         Had compensation cost for the Company's stock-based compensations plans been determined based on FASB Statement No. 123, the Company's net income (loss) and income (loss) per common and common equivalent share in 1997, 1996 and 1995 would have been the pro forma amounts indicated below:


                                                    1997        1996      1995
                                                 ---------    ---------  -------

Net income (loss):         as reported           $  (2,097)$ (20,256)   $  2,988
                           pro forma             $  (2,520)$ (20,449)   $  2,848

Net income (loss) per
  common and common        as reported           $   (0.20)$   (1.93)   $   0.29
  equivalent share:        pro forma             $   (O.24)$   (1.95)   $   0.27


         The fair value of options granted under the Company's stock option plan during 1997, 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield, expected volatility of 45% for 1997 and 30% for 1996 and 1995, risk free interest rate of 5.75% for 1997 and 6.25% for 1996 and 1995, and expected lives of 5 years for 1997, 1996 and 1995.


(7)  Retirement Plan

         All employees who have attained the age of 20 1/2 with one year's service are eligible for participation in the Company's 401(k) Plan. The expense recognized in 1997, 1996, and 1995 related to this plan totaled $176,000, $298,000, and $421,000, respectively. The employer's matching contribution is a percentage of the amount contributed by each employee and is funded on an annual basis.


(8) Asset Write-offs and Other Charges

         During the fourth quarter of 1997, the Company evaluated its operations which resulted in the initiation of a cost reduction program and disposition of certain underperforming assets. In conjunction with its evaluation of the Company's operations, $3,902,000 was recorded in asset write-offs and other charges.

         During 1996, the Company recorded a $24,164,000 non-cash charge related to write-offs of various intangible assets. These write-offs primarily relate to goodwill recorded through pushdown accounting for a change of control in 1990, as well as goodwill related to prior years acquisitions. The write-off resulted from the Company's stated objective of purchasing existing franchises and from evaluation of estimated future undiscounted cash flows of acquired businesses.

(9)  Commitments and Contingencies

         The Company leases certain medical equipment under long-term lease agreements. Most of the lease agreements have a term of 36 months and are classified as capital leases.

         The Company leases office space under leases which are classified as operating leases. Operating lease expense for 1997, 1996 and 1995 was $3,286,000, $2,609,000, and $2,100,000, respectively. The future minimum lease payments for these leases are as follows:


Year Ending December 31,
               1998...............................................    $1,919,000
               1999...............................................     1,442,000
               2000...............................................     1,110,000
               2001...............................................       918,000
               2002 and beyond....................................       448,000
                                                                      ----------
                                                                      $5,837,000


         The Company may also be required, upon death or termination of employment, to purchase stock of certain minority shareholders of subsidiaries.

         The Company is involved in litigation in the ordinary course of business. Ultimate disposition of the matters will not be material to the financial position or results of operations of the Company.


(10)  Supplemental Cash Flow Information (in thousands)


                                               1997           1996          1995
                                            ---------      -------- -     ------
Interest and taxes paid:
Interest...........................          $  1,568     $    899     $     998
                                             ========      ========    =========
Income taxes.......................          $  2,085      $  2,105    $   1,298
                                             ========      ========    =========

Noncash investing and financing activities:
Stock issued for acquired franchise          $    ---      $    244     $    ---
Notes issued for franchise                   ========      ========    =========
   acquisitions....................          $  1,260      $  1,776    $     ---
                                             ========      ========    =========
Additions to obligations under
   capital leases..................          $    465      $     85    $      27
                                             --------      --------    ---------
Additions to subleases under
   direct financing leases.........          $    ---      $     45    $      22
                                             --------      --------    ---------

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                   PART III

Items 10. through 13.

         Information regarding executive officers is contained in Item 4(a) of
Part I of this Report and is incorporated herein by reference. Information on directors of the registrant, executive compensation, security ownership of certain beneficial owners and management and certain relationships and related transactions is set forth under the Election of Directors, Security Ownership of Certain Beneficial Owners and Management, Executive Compensation and Certain Transactions with Management and Directors captions of the Registrant's definitive proxy statement dated April 9, 1998 for its May 13, 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission in April 1998, and such information is incorporated herein by reference; provided, however the report of the compensation committee on executive compensation, the performance graph and the ten-year option repricing table shall not be deemed to be so incorporated by reference. The information under the caption " Beneficial Ownership Reporting Compliance" of the 1998 Proxy Statement is incorporated herein by reference.


                                  PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


         (a)(1) The following Consolidated Financial Statements of the Company and its subsidiaries and independent auditors' report thereon are included as pages 25 through 39 of this Annual Report on Form 10-K:

                                                                     Page
                                                                     ----

         Independent Auditors' Report..............................   24

         Consolidated Balance Sheets - December 31, 1997 and 1996..   25

         Consolidated Statements of Operations - Years Ended
           December 31, 1997, 1996 and 1995........................   27

         Consolidated Statements of Stockholders' Equity -
           Years Ended December 31, 1997, 1996 and 1995............   28

         Consolidated Statements of Cash Flows - Years Ended
           December 31, 1997, 1996 and 1995........................   29

         Notes to Consolidated Financial Statements................   30


         (a)(2) The following supporting financial statement schedule and independent auditors' report thereon are included as pages 45 through 46 of this Annual Report on Form 10-K:

                                                                      Page
                                                                      ----

         Independent Auditors' Report..............................   43

         Schedule II - Valuation and Qualifying Accounts...........   44

                  All other Schedules are omitted because the required information is not applicable or information is presented in the Consolidated Financial Statements or related notes.


         (a)(3)  Exhibits:

See exhibit index on page 45 hereto:

         (b)  Reports on Form 8-K:

         The Company did not file any Reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1997.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Option Care, Inc.:



Under date of March 26, 1998, we reported on the consolidated balance sheets of Option Care, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                           KPMG Peat Marwick LLP



Chicago, Illinois
March 26, 1998

                      Option Care, Inc. and Subsidiaries
                                  Schedule II
                       Valuation and Qualifying Accounts
                 Years Ended December 31, 1995, 1996 and 1997
                                (in thousands)




Allowance for Doubtful Accounts:

                 Balance                                               Balance
Year            Beginning       (A)          Charged        (B)          End
Ended           of Period   Acquisitions   to Expense   Deductions   of Period
-----           ---------   ------------   ----------   ----------   ----------

December 31, 1995  2,342          ---         1,653        (2,722)       1,273
                   =====     ===========     ========     ========     ========

December 31, 1996  1,273          306         1,861        (1,702)       1,738
                   =====     ===========     ========     ========     ========

December 31, 1997  1,738        1,049         5,715        (4,749)       3,753
                   =====     ==========      ========     ========     ========


Allowance for Uncollectible Notes Receivable:

                 Balance                                               Balance
Year             Beginning      (A)          Charged        (B)          End
Ended           of Period   Acquisitions   to Expense   Deductions   of Period
-----           ---------   ------------   ----------   ----------   ----------

December 31, 1995    671            ---          ---        (329)         342
                   ========     =========    =========    ==========    =======

December 31, 1996    342            ---           30        (256)         116
                   ========     =========    =========    ==========    =======

December 31, 1997    116            ---           35         ---          151
                   ========     =========    =========    ==========    =======


(A)      Represents balances related to companies acquired during the year.
(B)      Represents accounts written off.

                            SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Option Care, Inc.


                                                  By:      /S/ Erick E. Hanson
                                                     Erick E. Hanson
                                President, Chief Executive Officer and Director

                                                     Date:    March 26, 1998

         We, the undersigned officers and directors of Option Care, Inc., hereby severally and individually constitute and appoint Erick E. Hanson the true and lawful attorney and agent of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, said attorney and agent to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorney and agent to any and all such amendments and instruments.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.


         Signature                        Title                            Date


/s/ Erick E. Hanson             President, Chief Executive       March 26, 1998
----------------------------         Officer and Director        --------------
   Erick E. Hanson             (Principal Executive Officer)

/s/ James A. Hodges, Jr.            Senior Vice President and     March 26, 1998
----------------------------         Chief Financial Officer      --------------
   James A Hodges, Jr.           (Principal Accounting Officer
                                and Principal Financial Officer)

/s/ James G. Andress                      Director                March 26, 1998
----------------------------                                      --------------
   James G. Andress

/s/ John N. Kapoor                  Chairman and Director         March 26, 1998
-----------------------------                                     --------------
Dr. John N. Kapoor

/s/ Jerome F Sheldon                      Director                March 26, 1998
----------------------------                                      --------------
   Jerome F. Sheldon

/s/ Roger W. Stone                        Director                March 26, 1998
----------------------------                                      --------------
    Roger W. Stone

                                      Option Care, Inc.
                                        Exhibit Index

Exhibit
Number

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

10.2 1991 Stock Incentive Plan of the Registrant and related forms of Incentive and Nonqualified Stock Option Agreements. Filed as
            Exhibit 10(a) to the Company's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein. *

10.2(a) Amendment to the 1991 Stock Incentive Plan of the Registrant and related forms of Incentive and Nonqualified Stock Option Agreements, dated February 21, 1995. Filed as Exhibit 10.6(a) to the Company's Annual Report on Form 10-K for the year ending December 31, 1994 and incorporated by reference herein. *

10.2(b) Amendment to the 1991 Stock Incentive Plan of the Registrant, dated May 22, 1997. *

10.3 Option Care, Inc. 401(k) Profit Sharing Plan. Filed as Exhibit 10(b) to the Company's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein. *

10.3(a) Amendment to the 1992 401(k) Profit Sharing Plan of the Registrant dated January 1, 1996. *

10.4 Consulting Agreement dated as of September 27, 1990 between EJ Financial Enterprises and Michael Prime. Filed as Exhibit 10(h) to the Company's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein. *

10.5 Form of Franchise Agreement. Filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ending December 31, 1996 and incorporated by reference herein.

10.6 Lease dated as of October 23, 1996 between the Registrant and LaSalle National Trust, N.A., as Trustee. Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ending December 31, 1996 and incorporated by reference herein.

10.7 Consulting Agreement between the Registrant and EJ Financial Enterprises, Inc. Filed as Exhibit 10(o) to the Company's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.

10.8 Credit Agreement with ancillary documentation dated December 23, 1996, among Registrant, Option Care Enterprises, Inc. ("OCE"), Option Care, Inc. (California), and Option Care Capital Services and PNC Bank as agent and lender and Harris Bank and The Northern Trust Company as lenders re: $30,000,000 credit agreement. Filed as
            Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ending December 31, 1996 and incorporated by reference herein.

10.8(a) Amendment 1 to Credit Agreement dated February 5, 1997, among Registrant, Option Care Enterprises, Inc. ("OCE"), Option Care, Inc. California), and PNC Bank as agent and lender and Harris Bank and The Northern Trust Company as lenders re: Add The First National Bank of Chicago as lendee and increase lending limit to $35,000,000.

10.8(b) Amendment 5 to Credit Agreement dated March 25, 1998, among Registrant, Option Care Enterprises, Inc.("OCE"), Option Care, Inc. California), and PNC Bank as agent and lender and Harris Bank, The Northern Trust Company and First National Bank of Chicago as lenders re: An extension to the original revolving credit agreement to January, 2000.

10.9 Stock Sale Agreement, Franchise Agreement and Addendum to Franchise Agreement dated December 31, 1996 among the Registrant and J. Harris Morgan, Jr. Filed as Exhibit 10.9 to the Company's Annual Report on form 10-K for the year ending December 31, 1996 and incorporated by reference herein.

10.10 Promissory Note between Convention Center Drug, Inc. and Option Care, Inc., dated November 15, 1996. Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ending December 31, 1996 and incorporated by reference herein.

10.11 Security Agreement between Convention Center Drug, Inc. and Option Care, Inc., dated November 15, 1996. Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ending December 31, 1996 and incorporated by reference herein.

10.12 Promissory Notes between Home I.V., Inc. and Option Care, Inc., dated March 17, 1995. Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ending December 31, 1995 and incorporated by reference herein.

10.13 Promissary Note between Home Pharmacy Inc. and Option Care, Inc., dated February 1, 1997.

10.14 Management Agreement between Pinecrest Healthcare Consultants, Inc., and Option Care, Inc., dated April, 1997. *

10.15 Amended Option Care, Inc. 1996 Employee Stock Purchase Plan, dated January 1, 1996. Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ending December 31, 1995 and incorporated by reference herein. *

10.16 Renewal, dated May 2, 1997, of the Executive Severance Agreement between Erick E. Hanson and Option Care, Inc., dated June 28, 1996. *

10.17 Executive Severance Agreement between James A. Hodges, Jr. and Option Care, Inc., dated December 19, 1997. *

10.18 Executive Severance Agreement between Cathy Bellehumeur and Option Care, Inc., dated November 12, 1997. *

10.19 Promissory Note between Felice, Inc., and Option Care, Inc., dated March 11, 1997.

10.20 Promissory Note between C.R. I.V. Service, Inc., and Option Care, Inc., dated April 24, 1997.

10.21 Promissory Note between Eugene and Susan Lutz, and Option Care, Inc., dated April 24, 1997.

10.22 Promissory Note between East Coast Optioncare, Inc., and Option Care, Inc., dated November 1, 1997.

10.23 Promissory Note between Brooks Home I.V., Inc., and Option Care, Inc., dated December 8, 1997.

10.24 Facility Provider Agreement between Foundation Health Corporation Affiliate(s) and Option Care, Inc. dated June 1, 1997.

10.25 Amendment to the Facility Provider Agreement between Foundation Health Corporation Affiliate(s) and Option Care, Inc. dated March 23, 1998.

11          Statement re:  Computation of Per Share Earnings.

21          Subsidiaries of the Registrant.

23          Consent of KPMG Peat Marwick LLP.

27          Financial Data Schedule.



*        Management contracts and compensatory plans and arrangements.