Form 10-Q
period 1998-03-31
OPTION CARE INC/DE
filed 1998-05-15
CIK 884064

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the first quarter ended March 31, 1998
                                              --------------

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

                           YES    X         NO  ___
                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                   Outstanding as of April 30, 1998
----------------------------       --------------------------------
Common Stock - .01 par value                  10,822,068

                                     INDEX
                       OPTION CARE, INC. & SUBSIDIARIES


PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                             PAGE NO.
           --------------------

           Condensed Consolidated Balance Sheets - March 31, 1998
           and December 31, 1997.....................................         3

           Condensed Consolidated Statements of Operations -
           Three Months Ended March 31, 1998 and 1997................         4

           Consolidated Statement of Stockholders' Equity -
           Three Months Ended March 31, 1998.........................         5

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1998 and 1997................         6

           Notes to Condensed Consolidated Financial Statements......         7

Item 2.    Management's Discussion and Analysis of
           ---------------------------------------
           Financial Condition and Results of Operations.............         8
           ---------------------------------------------


PART II    OTHER INFORMATION

Item 6.    Exhibits..................................................        10
           --------

                         PART I. FINANCIAL INFORMATION
                       OPTION CARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                     ASSETS

                                                         March 31,  December 31,
                                                         ---------  ------------
                                                           1998         1997
                                                           ----         ----
Current assets:
  Cash and cash equivalents...........................    $   ---     $   ---
  Accounts receivable, net............................     31,453      34,138
  Inventories.........................................      2,180       2,289
  Deferred income taxes...............................      2,108       2,108
  Prepaid assets......................................      1,363       2,473
  Other current assets................................      1,388       1,044
                                                          -------     -------
      Total current assets............................     38,492      42,052

Property and equipment, net...........................      6,191       5,865
Goodwill..............................................     19,000      18,271
Other assets..........................................      2,237       2,451
                                                          -------     -------
      Total assets....................................    $65,920     $68,639
                                                          =======     =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft.......................................   $ 1,187     $   145
  Current portion of long-term debt....................       436         314
  Trade accounts payable...............................     5,825       8,206
  Accrued wages & related employee benefits............     3,015       2,999
  Accrued expenses.....................................     6,223       6,182
                                                          -------     -------
      Total current liabilities........................    16,686      17,846

Long-term debt, excluding current portion..............    26,319      28,801
Minority interest......................................        15          15
                                                          -------     -------
      Total liabilities................................    43,020      46,662

Stockholders' equity:
  Common stock, $.01 par value, 30,000,000
    shares authorized, 10,822,000 and
    10,732,000 shares issued and outstanding
    at March 31, 1998 and December 31, 1997............       108         108
  Additional paid-in capital...........................    42,107      42,049
  Accumulated deficit..................................   (19,315)    (20,180)
                                                          -------     -------
      Total stockholders' equity.......................    22,900      21,977
                                                          -------     -------
      Total liabilities and stockholders'
        equity.........................................   $65,920     $68,639
                                                          =======     =======

    See accompanying notes to condensed consolidated financial statements.

                       OPTION CARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                     (In thousands, except per share data)
                                  (Unaudited)

                                            THREE MONTHS ENDED
                                                 March 31,
                                                 ---------
                                             1998       1997
                                           -------     -------
     Revenues:
       Company-owned locations             $23,651     $14,737
       Royalty fees and other                2,243       2,912
       Product sales                           724       2,275
                                           -------     -------
       Total revenues                       26,618      19,924

     Cost of revenues                       21,291      14,867
                                           -------     -------
           Gross profit                      5,327       5,057

     Selling, general and
       administrative expenses               2,721       2,972
     Provision for doubtful accounts           488         432
     Amortization of goodwill                  144          54
                                           -------     -------
         Total operating expenses            3,353       3,458

     Operating income                        1,974       1,599
     Other income (expense), net              (389)        (12)
                                           -------     -------

     Income before income taxes              1,585       1,587
     Income tax expense                        720         665
                                           -------     -------
     Net income                            $   865     $   922
                                           =======     =======


     Net income per common shares
       outstanding (basic EPS)             $  0.08     $  0.09
                                           =======     =======

     Net income per common and common
       equivalent shares (diluted EPS)     $  0.08     $  0.09
                                           =======     =======

     Weighted average common shares
       outstanding                          10,808      10,563
                                           =======     =======

     Weighted average common and common
       equivalent shares outstanding        10,870      10,798
                                           =======     =======


     See accompanying notes to condensed consolidated financial statements.

                       OPTION CARE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                       (In thousands, except share data)
                                  (Unaudited)

                                          Additional                  Total
                                 Common    Paid-in    Accumulated  Stockholders'
                                  Stock     Capital     Deficit       Equity
                                 ------   ----------  -----------  -------------
Balances, December 31, 1997..     $108     $42,049     $(20,180)      $21,977

Net income...................      ---         ---          865           865

Issuance of common stock.....      ---          58          ---            58
                                  ----     -------     --------       -------

Balances, March 31, 1998.....     $108     $42,107     $(19,315)      $22,900
                                  ====     =======     ========       =======

     See accompanying notes to condensed consolidated financial statements.

                       OPTION CARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (In thousands)
                                  (Unaudited)

                                                                1998      1997
                                                              -------   -------

Cash flows from operating activities:
  Net income................................................  $   865   $   922
  Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
    Depreciation and amortization...........................      663       543
    Provision for doubtful accounts.........................      488       432
    Change in assets and liabilities net of effects
       from purchase of businesses..........................
                                                                1,155    (3,550)
       Net cash provided (used) by operating activities.....  -------   -------
                                                                3,171    (1,653)
                                                              -------   -------

Cash flows from investing activities:
  Additions to other assets.................................      (98)   (6,231)
  Payments for purchases of property and equipment..........
                                                                 (633)     (684)
  Net cash used in investing activities.....................  -------   -------
                                                                 (731)   (6,915)
                                                              -------   -------

Cash flows from financing activities:
  Net borrowings (repayments) on revolving credit facility..   (2,400)    8,300
  Net (payments) borrowing of other long-term debt..........      (98)      (40)
  Proceeds from issuance of stock...........................
                                                                   58        70
  Net cash provided (used) by financing activities..........  -------   -------
                                                               (2,440)    8,330
                                                              -------   -------

Net increase (decrease) in cash.............................      ---      (238)

Cash and cash equivalents, beginning of period..............      ---     1,223
                                                              -------   -------

Cash and cash equivalents, end of period....................  $   ---   $   985
                                                              =======   =======


     See accompanying notes to condensed consolidated financial statements.

                       OPTION CARE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                            March 31, 1998 and 1997


1.   Basis of Presentation
     ---------------------

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.


2.   Recent Accounting Pronouncement
     -------------------------------

  In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The standard requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The Company adopted the standard as of January 1, 1998. As of March 31, 1998, the Company has no items of other comprehensive income and, accordingly, is not required to report comprehensive income.

  In June, 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is required to adopt this new standard for the period ended December 31, 1998; however, adoption is not required for interim financial reporting. This statement establishes standards for the way companies are to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has evaluated the impact of the disclosure requirements of this standard and has concluded that the standard does not to have any material impact on the financial position of the Company or results of its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


Discussion of Results of Operations for the First Quarter Ended March 31, 1998.

For the quarter ended March 31, 1998, total revenues were $26.6 million, an increase of $6.7 million or 33.6 percent over the comparable period last year. Company-owned revenue was $23.7 million, an $8.9 million or 60.5 percent increase over the comparable quarter in 1997. Royalty fees were $2.2 million in the first quarter of 1998, a $0.7 million or 23.0 percent decrease over the comparable quarter last year. Product sales for the first quarter were $0.7 million, a $1.6 million or 68.2 percent decrease over the comparable period last year.

The growth in Company-owned revenue was primarily attributed to a full quarter's operations of the Company's first quarter, 1997 acquisitions as well as an increase in same-store growth. The decline in royalty fees and other revenue was primarily the result of the acquisition of several large franchises in the first quarter of 1997. Product sales revenue decreased due to management's continued transition to direct billing of franchisees by selected manufacturers, which is expected to be completed by the end of the second quarter in 1998. Management expects this transition to continue to have a negative effect on gross profit but an immaterial impact on net income. The administrative fees realized from purchase contracts are recorded as other income rather than as revenue.

Gross profit for the first quarter of fiscal 1998 increased $0.3 million or 5.3 percent from gross profit for the same period in fiscal 1997. As a percentage of revenues, gross profit decreased from 25.4 percent to 20.0 percent in the first quarter of fiscal 1998. The decline in gross margin is due primarily to changes in the Company's revenue mix, specifically the decline in royalty fees coupled with growth in Company-owned location revenue. Revenues from Company-owned locations have a higher cost of revenue than the Company's franchise business, which consists of revenues from royalty and other fees.

Total operating expenses for the quarter ended March 31, 1998 were $3.4 million, a decrease of $0.1 million or 3.0 percent over the comparable period last year. Selling, general and administrative expenses were $2.7 million, a decrease of $0.3 million or 8.4 percent over the comparable period last year. This decrease was primarily the result of increased personnel productivity and the result of restructuring corporate operations. The Company's provision for doubtful accounts increased in the first quarter of 1998 due to the overall increase in Company-owned revenue. Operating expenses as a percentage of revenue were 12.6 percent for the first quarter of 1998 compared to 17.4 percent for the comparable period last year.

Other expense for the quarter ended March 31, 1998 was approximately $389,000. This consisted of interest expense of approximately $661,000 which was primarily offset by vendor administrative fee income of $250,000. The $661,000 in interest expense for the quarter ended March 31, 1998 compares with $292,000 of interest expense in the comparable period last year. The $369,000 increase in interest expense is due to borrowings under the Company's line of credit to fund acquisitions and related working capital requirements.

Pretax income for the first quarter of fiscal 1998 did not materially change over the comparable period last year. This outcome was a result of the increase in net revenue which was offset by the decrease in gross profit coupled with the increase in interest expense.

Net income for the quarter ended March 31, 1998, was $865,000, a 6.2 percent decrease compared with net income for the similar period in 1997. The decrease was caused by the same factors described in the discussion regarding pretax income.

The effective combined federal and state income tax rate was 45.4 percent in the first quarter of fiscal 1998 versus 41.9 percent for the first quarter of fiscal 1997. The effective tax rate is higher than the federal statutory tax rate of 35% due to state income taxes and non-tax deductible expenses, primarily goodwill amortization.

Liquidity and Capital Resources

As of March 31, 1998, the Company had no cash and cash equivalents. The Company's working capital at that date was $21,806,000, compared with $24,206,000 on December 31, 1997. The Company attempts to manage its cash balances to minimize interest expense on its line of credit borrowing. The Company has implemented strict policies and procedures for controlling cash collections and disbursements.

In December 1996, the Company entered into a $30.0 million revolving credit arrangement, subject to certain financial covenants. The agreement was amended during the first quarter of 1997 to increase the maximum available amount to $35.0 million. As of March 31, 1998 there were outstanding borrowings of $25.8 million. Management believes that cash flow from operations, in conjunction with borrowing availability under its credit facility, will be sufficient to meet the cash needs of the business for the immediate future. Additional long-term financing may be needed to refund the current bank revolving credit agreement and meet possible Company acquisitions. There are no guarantees that such financing will be available or available at an acceptable cost. The total outstanding principal balance is payable in full in January, 2000.

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



                                           OPTION CARE, INC.



                                     By:   /S/ Kevin Harris
                                           -------------------------

                                           Kevin Harris
                                           Senior Vice President and
                                           Chief Financial Officer


                                     Date: May 13, 1998