Form 10-Q
period 1998-06-30
OPTION CARE INC/DE
filed 1998-08-14
CIK 884064

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the second quarter ended June 30, 1998
                                                -------------


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

                           YES    X         NO
                                -----           -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                 Outstanding as of July 31, 1998
--------------------------------                 -------------------------------
  Common Stock - .01 par value                              10,971,204

                                     INDEX
                        OPTION CARE, INC. & SUBSIDIARIES



 PART I                      FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                             PAGE NO.
           Condensed Consolidated Balance Sheets - June 30, 1998
           and December 31, 1997.....................................         3

           Condensed Consolidated Statements of Operations -
           Three and Six Months Ended June 30, 1998 and 1997.........         4

           Condensed Consolidated Statement of Stockholders' Equity -
           Six Months Ended June 30, 1998............................         5

           Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1998 and 1997...................         6

           Notes to Condensed Consolidated Financial Statements......         7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............         8

PART II   OTHER INFORMATION

Item 6.   Exhibits...................................................         11

                         PART I. FINANCIAL INFORMATION
                       OPTION CARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                     ASSETS

                                                June 30,  December 31,
                                                  1998        1997
                                                --------  ------------
Current assets:
  Cash and cash equivalents...................  $     --   $     --
  Accounts receivable, net....................    28,417     34,138
  Inventories.................................     2,274      2,289
  Deferred income taxes.......................     2,108      2,108
  Prepaid expenses............................     1,745      2,473
  Other current assets........................     1,976      1,044
                                                --------   --------
      Total current assets....................    36,520     42,052

Property and equipment, net...................     6,243      5,865
Goodwill......................................    18,538     18,271
Other assets..................................     2,505      2,451
                                                --------   --------
      Total assets............................  $ 63,806   $ 68,639
                                                ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft..............................  $    990   $    145
  Current portion of long-term debt...........       427        314
  Trade accounts payable......................     6,033      8,206
  Accrued wages & related employee benefits...     3,373      2,999
  Accrued expenses............................     1,912      6,182
                                                --------   --------
      Total current liabilities...............    12,735     17,846

Long-term debt, excluding current portion.....    27,735     28,801
Minority interest.............................        15         15
                                                --------   --------
      Total liabilities.......................    40,485     46,662

Stockholders' equity:
  Common stock, $.01 par value, 30,000,000
    shares authorized, 10,971,000 and
    10,732,000 shares issued and outstanding
    at June 30, 1998 and December 31, 1997....       110        108
  Additional paid-in capital..................    43,111     42,049
  Accumulated deficit.........................   (19,900)   (20,180)
                                                --------   --------
      Total stockholders' equity..............    23,321     21,977
                                                --------   --------
      Total liabilities and stockholders'
        equity................................  $ 63,806   $ 68,639
                                                ========   ========

      See accompanying notes to condensed consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                     (In thousands, except per share data)
                                  (Unaudited)

                                        Three Months Ended        Six Months Ended
                                             June 30,                 June 30,
                                        ------------------      --------------------
                                          1998       1997         1998         1997
                                        -------    -------      --------     -------
Revenues:
  Company-owned locations               $25,783    $18,923      $ 49,433     $33,660
  Royalty fees and other                  2,002      2,474         4,246       5,385
  Product sales                             556      2,353         1,280       4,629
                                        -------    -------      --------     -------
  Total revenues                         28,341     23,750        54,959      43,674

Cost of revenues                         24,076     18,937        45,368      33,805
                                        -------    -------      --------     -------
     Gross profit                         4,265      4,813         9,591       9,869

Selling, general and
  administrative expenses                 3,441      3,262         6,161       6,235
Provision for doubtful accounts           1,290        531         1,778         962
Amortization of goodwill                    113        118           257         172
                                        -------    -------      --------     -------
     Total operating expenses             4,844      3,911         8,196       7,369

Operating income (loss)                    (579)       902         1,395       2,500
Other income (expense), net                (309)      (151)         (698)       (163)
                                        -------    -------      --------     -------
Income (loss) before income taxes          (888)       751           697       2,337
Income tax provision (benefit)             (303)       317           417         981
                                        -------    -------      --------     -------
Net income (loss)                       $  (585)   $   434      $    280       1,356
                                        =======    =======      ========     =======
Net income (loss) per common
  shares outstanding (basic)            $ (0.05)   $  0.04      $   0.03     $  0.13
                                        =======    =======      ========     =======
Net income (loss) per common
  and common equivalent
  shares (diluted)                      $ (0.05)   $  0.04      $   0.03     $  0.13
                                        =======    =======      ========     =======
Weighted average common shares
  outstanding                            10,847     10,638        10,828      10,601
                                        =======    =======      ========     =======
Weighted average common and
  common equivalent shares
  outstanding                            10,847     10,788        10,864      10,768
                                        =======    =======      ========     =======

    See accompanying notes to condensed consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                     (In thousands, except per share data)
                                  (Unaudited)

                                                   Additional                         Total
                                       Common       Paid-in       Accumulated     Stockholders'
                                       Stock        Capital         Deficit           Equity
                                      -------     -----------     -----------     -------------
Balances, December 31, 1997.......     $  108       $  42,049      $  (20,180)       $  21,977
Net income........................        ---             ---             280              280
Issuance of common stock..........          2           1,062             ---            1,064
                                       ------       ---------      ----------        ---------
Balances, June 30, 1998...........     $  110       $  43,111      $  (19,900)       $  23,321
                                       ======       =========      ==========        =========



    See accompanying notes to condensed consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                           1998          1997
                                                                          -------       -------
Cash flows from operating activities:
  Net income..........................................................    $   280      $  1,356
  Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
     Depreciation and amortization....................................      1,341         1,182
     Provision for doubtful accounts..................................      1,778           962
     Change in assets and liabilities net of effects
       from purchase of businesses....................................      1,224        (4,053)
                                                                          -------      --------
Net cash provided (used) by operating activities......................      4,623          (553)
                                                                          -------      --------
Cash flows from investing activities:
  Additions to other assets...........................................     (1,182)       (1,707)
  Payments for purchases of property and equipment....................     (1,035)       (1,775)
  Payments for acquisitions, net of cash acquired.....................     (1,584)       (9,018)
                                                                          -------      --------
Net cash used in investing activities.................................     (3,801)      (12,500)

Cash flows from financing activities:
  Net (payments) borrowings on line of credit agreement...............     (1,100)       12,900
  Net borrowings (payments) of other long-term debt...................         48          (379)
  Proceeds from issuance of stock.....................................        230           269
                                                                          -------      --------
Net cash provided (used) by financing activities......................       (822)       12,790

Net increase (decrease) in cash.......................................        ---          (263)

Cash and cash equivalents, beginning of period........................        ---         1,223
                                                                          -------      --------
Cash and cash equivalents, end of period..............................    $   ---      $    960
                                                                          =======      ========

    See accompanying notes to condensed consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                            June 30, 1998 and 1997



1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. Certain reclassifications were made to the prior periods' financial statements in order to conform with the 1998 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

2.   Recent Accounting Pronouncements
     --------------------------------

     In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The standard requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The Company adopted the standard as of January 1, 1998. As of June 30, 1998, the Company has no items of other comprehensive income and, accordingly, is not required to report comprehensive income.

     In June, 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company was required to adopt this new standard for periods ending after December 31, 1997; however, adoption is not required for interim financial reporting. This statement establishes standards for the way companies are to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has evaluated the impact of the disclosure requirements of this standard and has concluded that the standard does not to have any material impact on the financial position of the Company or results of its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Any forward looking statements in the following discussion relating to acquisitions or other business development activities and to future competition or regulation involve risks and uncertainties that could significantly affect anticipated results in the future. These risks and uncertainties include, but are not limited to, uncertainties relating to acquisitions and divestitures, availability of capital to fund operations and acquisitions, sales and renewals of franchises, government and regulatory policies, general economic conditions and change in the competitive environment in which the Company operates.


Discussion of Results of Operations for the Second Quarter Ended June 30, 1998.

For the quarter ended June 30, 1998, total revenues were $28.3 million, an increase of $4.6 million or 19.3 percent over the comparable period last year. Company-owned location revenue was $25.8 million for the quarter, a $6.9 million or 36.3 percent increase over the comparable quarter in 1997. Royalty fees were $2.0 million in the second quarter of 1998, a $0.5 million or 19.1 percent decrease over the comparable quarter last year. Product sales for the second quarter were $0.6 million, a $1.8 million or 76.4 percent decrease over the comparable period last year.

The growth in Company-owned location revenue was attributed primarily to: (a) a full quarter's operations of the Company's second quarter, 1997 acquisitions,
(b) the start-up on May 1, 1998 of a coordinated care center in Sacramento, California to operate as the exclusive provider/coordinator for Health Net, a subsidiary of Foundation Health Systems, Inc., and (c) a 14.0 percent increase in same-store growth. The decline in royalty fees and other revenue was primarily the result of the acquisition of several significant franchises during the second quarter of 1997. Product sales revenue decreased due to management's continued transition to direct billing of franchisees by selected manufacturers, which was completed during the second quarter. This transition has had a negative effect on gross profit but an immaterial impact on net income. The administrative fees realized from purchase contracts were not eliminated in this transition and are recorded as other income rather than as revenue. The balance of product sales is comprised of revenue from the Company's Management by Information division. The revenues associated with this operation for the second quarter did not materially change over the comparable quarter last year.

Gross profit for the second quarter of fiscal 1998 decreased $0.5 million or
11.4 percent from gross profit for the same period in fiscal 1997. As a percentage of revenue, gross profit decreased from 20.3 percent to 15.0 percent in the second quarter of 1998. The decline in gross margin is due primarily to:
(a) a shift in the Company's revenue mix from royalty fees to revenue from company-owned locations, as discussed above, (b) the coordinated care center, which started administering the Health Net contract May 1, 1998, and which generates lower margins than other company-owned locations, and (c) the creation of a drug replacement program, which generates high sales volume but lower margins.

Total operating expenses for the quarter ended June 30, 1998 were $4.8 million, an increase of $0.9 million or 23.9 percent over the comparable period last year. Selling, general and administrative expenses were $3.4 million, an increase of $0.2 million or 5.5 percent over the comparable period last year. This increase was due primarily to the incremental operating costs associated with the Sacramento coordinated care center. The Company's provision for doubtful accounts increased during the second quarter of 1998 due primarily to the overall increase in Company-owned location revenue and the adoption of a more conservative provision policy on aged receivables coupled with deterioration of certain of the Company's accounts receivable. Operating expenses as a percentage of revenue were 17.1 percent for the second quarter of 1998 compared to 16.5 percent for the comparable period last year.

Other expense for the quarter ended June 30, 1998 was $309 thousand. This consisted primarily of interest expense of $508 thousand, offset by vendor administrative fee income of $250 thousand. The $508 thousand of interest expense for the quarter compares with $447 thousand of interest expense in the comparable period last year. The $61 thousand increase in interest expense is due to increased borrowings under the Company's line of credit to fund acquisitions and related working capital requirements.

Pretax loss for the second quarter of fiscal 1998 was $0.9 million, which was a decrease of $1.6 million over the comparable period last year. This decrease was due primarily to the incremental costs associated with the coordinated care center startup and the increase in the provision for doubtful accounts receivable.

Net loss for the quarter ended June 30, 1998, was $0.6 million, a $1.0 million decrease compared with net income of $0.4 million for the similar period in 1997. The decrease was caused by the same factors described in the discussion regarding pretax income.

The effective combined federal and state income tax rate was 34.1 percent (benefit) in the second quarter of 1998 compared to 42.2 percent (expense) for the second quarter of 1997. The reduced benefit in 1998 is due to final settlement of federal and state tax audits, certain non-deductible charges, and adjustments needed to increase income tax payable balances to required levels.


Discussion of Results of Operations for the Six Months Ended June 30, 1998.

For the first six months ended June 30, 1998, total revenues were $55.0 million, an increase of $11.3 million or 25.8 percent over the comparable period last year. Company-owned location revenue was $49.4 million for the current year, a $15.8 million or 46.9 percent increase over the comparable period in 1997. Royalty fees were $4.2 million in the first six months of 1998, a $1.1 million or 21.2 percent decrease over the comparable period last year. Product sales for the first six months of 1998 were $1.3 million, a $3.3 million or 72.3 percent decrease over the comparable period last year.

The growth in Company-owned location revenue was attributed primarily to: (a) a full year's operations of the Company's first and second quarter 1997 acquisitions, (b) the start-up on May 1, 1998 of a coordinated care center in Sacramento, California to operate as the exclusive provider/coordinator for Health Net, a subsidiary of Foundation Health Systems, Inc., and (c) a 9.2% increase in same-store growth. The decline in royalty fees and other revenue was primarily the result of the acquisition of several significant franchises during the first and second quarters of 1997. Product sales revenue decreased due to management's continued transition to direct billing of franchisees by selected manufacturers, which was completed during the second quarter. This transition has had a negative effect on gross profit but an immaterial impact on net income. The administrative fees realized from purchase contracts were not eliminated in this transition and are recorded as other income rather than as revenue. The balance of product sales is comprised of revenue from the Company's Management by Information division. The revenues associated with this operation for the year did not materially change over the comparable period last year.

Gross profit for the first six months of fiscal 1998 decreased $0.3 million or
2.8 percent from gross profit for the same period in fiscal 1997. As a percentage of revenue, gross profit decreased from 22.6 percent to 17.5 percent in the first six months of 1998. The decline in gross margin is due primarily to: (a) a shift in the Company's revenue mix from royalty fees to revenue from company-owned locations, as discussed above, (b) the coordinated care center, which started administering the Health Net contract May 1, 1998, and which generates lower margins than other company-owned locations, and (c) the creation of a drug replacement program, which generates high volume but lower margins.

Total operating expenses for the first six months of 1998 were $8.2 million, an increase of $0.8 million or 11.2 percent over the comparable period last year. Selling, general and administrative expenses were $6.2 million, a slight decrease over the comparable period last year. The Company's provision for doubtful accounts increased during the first six months of 1998 due primarily to the overall increase in Company-owned location revenue and the adoption of a more conservative provision policy on aged receivables coupled with deterioration of certain of the Company's accounts receivable. Operating expenses as a percentage of revenue were 14.9 percent for the first six months of 1998 compared to 16.9 percent for the comparable period last year.

Other expense for the year ended June 30, 1998 was $698 thousand. This consisted primarily of interest expense of approximately $1.167 million, offset by vendor administrative fee income of $500 thousand. The $1.167 million of interest expense for the year compares with $739 thousand of interest expense in the comparable period last year. The $428 thousand increase in interest expense is due to increased borrowings under the Company's line of credit to fund acquisitions and related working capital requirements.

Pretax income for the first six months of fiscal 1998 was $0.7 million, which was a decrease of $1.6 million or 70.2 percent over the comparable period of last year. This decrease was due primarily to the incremental costs associated with the coordinated care center startup and the increase in the provision for doubtful accounts receivable.

Net income for the six months ended June 30, 1998, was $0.3 million, a $1.1 million decrease compared with net income of $1.4 million for the same period in 1997. The decrease was caused by the same factors described in the discussion regarding pretax income.

The effective combined federal and state income tax rate was 59.8 percent for the first six months of 1998 compared to 42.0 percent for the same period of 1997. The increased provision in 1998 is due to final settlement of federal and state tax audits, certain non-deductible charges, and adjustments needed to increase income tax payable balances to required levels.


Liquidity and Capital Resources

As of June 30, 1998, the Company had no cash and cash equivalents. The Company's working capital at that date was $23.8 million, compared with $24.2 million on December 31, 1997. The Company manages its cash balances to minimize interest expense on its line of credit borrowing. The Company has implemented strict policies and procedures for controlling cash collections and disbursements.

The Company is currently a party to a $35.0 million revolving credit arrangement, subject to certain financial covenants. As of June 30, 1998 the Company was out of compliance with the interest coverage covenant. The
Company is working with the bank group in an attempt to restructure its credit facility. Management anticipates that its efforts to restructure the debt will be successful, however, it can offer no guarantees or assurances. As of June 30, 1998 there were outstanding line of credit borrowings of $27.1 million. Management believes that cash flow from operations, in conjunction with limited borrowing under its credit facility, will be sufficient to meet the cash needs of the business for the immediate future, but that additional long-term financing may be needed to refund the current bank revolving credit agreement. There are no guarantees that such financing will be available or available at an acceptable cost.

There are currently various proposals under development to enact health care reform on a national, state and local level. It is not possible at this time to predict the cash flow impact, if any, which such changes may have on providers of home health care services and on the Option Care locations.

PART II        OTHER INFORMATION

Item 3         Defaults Upon Senior Securities
------         ----------------------------------------------------

               The Company is currently in violation of the interest coverage covenant on its $35 million revolving credit facility. There have been no defaults on principal or interest payments on the loan.


Item 4         Submissions of Matters to a Vote of Security Holders
------         ----------------------------------------------------

               At the annual meeting of stockholders on May 13, 1998, Jerome F. Sheldon was nominated and elected to continue as a member of the Company's Board of Directors for a three-year term expiring in 2001.


Item 6 (a)     Exhibits
----------     --------

     11.       Computations of Per Share Earnings


Item 6 (b)     Reports on Form 8-K or Form 8
----------     -----------------------------

               During the quarter the following reports on Form 8-K have been filed:

               Form 8-K, June 19, 1998
               -----------------------

               On June 19, 1998, the Company filed a Form 8-K Current Report, which included Item 7, reporting April 30, 1998 financial statements.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    OPTION CARE, INC.



                              By:   /s/ Kevin Harris

                                    Kevin Harris
                                    Senior Vice President and
                                    Chief Financial Officer


                              Date: August 13, 1998