Form 10-Q
period 1998-09-30
OPTION CARE INC/DE
filed 1998-11-13
CIK 884064

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

          For the third quarter ended September 30, 1998

                 Commission file number 80-19878

                         OPTION CARE, INC.
       (Exact name of registrant as specified in its charter)



         Delaware                                     36-3791193
-----------------------------------        ------------------------------------
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


100 Corporate North
Suite 212
Bannockburn, Illinois                                           60015
---------------------------------------                      ----------
(Address of principal executive office)                      (zip code)

Registrant's telephone number, including area code:        (847) 615-1690
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


                              YES    X         NO  _____
                                   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                    Outstanding as of October 31,1998
     ----------------------------       ----------------------------------
     Common Stock - .01 par value                   11,006,386

                                     INDEX

                       OPTION CARE, INC. & SUBSIDIARIES



PART I  FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)                             PAGE NO.

          Condensed Consolidated Balance Sheets - September 30, 1998
          and December 31, 1997........................................      3

          Condensed Consolidated Statements of Operations -
          Three and Nine Months Ended September 30, 1998 and 1997......      4

          Condensed Consolidated Statement of Stockholders' Equity -
          Nine Months Ended September 30, 1998.........................      5

          Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1998 and 1997................      6

          Notes to Condensed Consolidated Financial Statements.........      7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations................      8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...     10


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings............................................     11

Item 2.   Changes in Securities and Use of Proceeds....................     11

Item 3.   Defaults Upon Senior Securities..............................     11

Item 4.   Submission of Matters to a Vote of Security Holders..........     11

Item 5.   Other Information............................................     11

Item 6.   Exhibits and Reports on Form 8-K.............................     11


                         PART I. FINANCIAL INFORMATION
                      OPTION CARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except for share data)
                                  (Unaudited)

                                    ASSETS

                                                    September 30,    December 31,
                                                    -------------    ------------
                                                        1998             1997
                                                        ----             ----
Current assets:
  Cash and cash equivalents.....................      $  1,039         $    -
  Accounts receivable, net......................        25,096           34,138
  Inventories...................................         2,136            2,289
  Other current assets..........................         3,610            5,625
                                                      --------         --------
      Total current assets......................        31,881           42,052

Property and equipment, net.....................         5,868            5,865
Goodwill, net...................................        18,831           18,271
Other assets....................................         1,897            2,451
                                                      --------         --------

      Total assets..............................      $ 58,477         $ 68,639
                                                      ========         ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Trade accounts payable........................      $  6,664         $  8,351
  Revolving credit facility.....................        23,800              -
  Other current liabilities.....................         4,067            9,495
                                                      --------         --------
      Total current liabilities.................        34,531           17,846

Long-term debt, net of current portion..........           319           28,801
Other liabilities...............................           499              -
Minority interest...............................            70               15
                                                      --------         --------
      Total liabilities.........................        35,419           46,662

Stockholders' equity:
  Common stock, $.01 par value, 30,000,000
    shares authorized, 10,971,000 and
    10,732,000 shares issued and outstanding
    at September 30, 1998 and December 31, 1997.           110              108
  Additional paid-in capital....................        43,204           42,049
  Accumulated deficit...........................       (20,056)         (20,180)
                                                      --------         --------
      Total stockholders' equity................        23,058           21,977

      Total liabilities and stockholders'
        equity..................................      $ 58,477         $ 68,639
                                                      ========         ========

    See accompanying notes to condensed consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                     (in thousands, except per share data)
                                  (Unaudited)

                                          Three Months Ended          Nine Months Ended
                                            September 30,               September 30,
                                            -------------               -------------
                                          1998          1997           1998       1997
                                          ----          ----           ----       ----
Revenues                                $ 30,261      $ 27,690       $ 85,220    $71,364
Cost of revenues                          24,747        22,395         70,115     56,200
                                        --------      --------       --------    -------
    Gross profit                           5,514         5,295         15,105     15,164

Selling, general and
  administrative expenses                  4,082         3,354         10,243      9,589
Provision for doubtful accounts            1,390           612          3,168      1,574
Amortization of goodwill                     137           110            394        282
                                        --------      --------       --------    -------
    Total operating expenses               5,609         4,076         13,805     11,445

Operating (loss) income                      (95)        1,219          1,300      3,719
Other expense, net                          (525)         (414)        (1,223)      (577)
                                        --------      --------       --------    -------
Income (loss) before income taxes           (620)          805             77      3,142
Income tax expense (benefit)                (264)          352            153      1,333
                                        --------      --------       --------    -------
Net income (loss)                       $   (356)     $    453       $    (76)   $ 1,809
                                        ========      ========       ========    =======
Net income (loss) per common shares
 outstanding (basic EPS)                $  (0.03)     $   0.04       $  (0.01)   $  0.17
                                        ========      ========       ========    =======
Net income (loss) per common and common
 equivalent shares (diluted EPS)        $  (0.03)     $   0.04       $  (0.01)   $  0.17
                                        ========      ========       ========    =======
Weighted average common shares
 outstanding                              10,982        10,698         10,880     10,633
                                        ========      ========       ========    =======
Weighted average common and common
 equivalent shares outstanding            10,982        10,766         10,880     10,781
                                        ========      ========       ========    =======

    See accompanying notes to condensed consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                (In thousands)
                                  (Unaudited)

                                                Additional                      Total
                                      Common     Paid-in     Accumulated     Stockholders'
                                      Stock      Capital       Deficit          Equity
                                      ------     -------     -----------     -------------
Balances, December 31, 1997........   $108       $42,049      $(20,180)         $21,977
Net loss...........................    ---           ---           (76)             (76)
Issuance of common stock...........      2         1,155           ---            1,157
                                      ----       -------      ---------         --------
Balances, September 30, 1998.......   $110       $43,204      $(20,256)         $23,058
                                      ====       =======      =========         ========

    See accompanying notes to condensed consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (In thousands)
                                  (Unaudited)

                                                                       1998          1997
                                                                     --------      ---------
Cash flows from operating activities:

   Net income (loss).............................................    $   (76)      $  1,809

   Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
      Depreciation and amortization..............................      2,158          1,801
      Provision for doubtful accounts............................      3,167          1,574
      Change in assets and liabilities net of effects
       from purchases of businesses..............................      4,261         (7,761)
                                                                     --------      ---------
Net cash provided (used) by operating activities.................      9,510         (2,577)
                                                                     --------      ---------
Cash flows from investing activities:

   Payments for purchases of property and equipment, net.........     (1,079)        (2,290)
   Additions to other assets, net................................     (1,791)        (1,111)
   Payments for acquisitions, net of cash acquired...............     (1,374)       (10,141)
                                                                     --------      ---------
Net cash (used) in investing activities..........................     (4,244)       (13,542)

Cash flows from financing activities:

   Net borrowings (repayments) on revolving credit facility......     (4,400)        16,600
   Net (payments) of other long-term debt........................        (57)          (881)
   Proceeds from issuance of stock...............................        230            347
                                                                     --------      ---------
Net cash provided (used) by financing activities.................     (4,227)        16,066

Net increase (decrease) in cash and cash equivalents.............      1,039            (53)

Cash and cash equivalents, beginning of period...................        ---          1,223
                                                                     --------      ---------
Cash and cash equivalents, end of period.........................    $ 1,039       $  1,170
                                                                     ========      =========

See accompanying notes to condensed consolidated financial statements.

OPTION CARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 1998 and 1997



1.   Basis of Presentation
     ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

2.   Recent Accounting Pronouncements
     --------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130,"Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The standard requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The Company adopted the standard as of January 1, 1998. As of September 30, 1998, the Company has no items of other comprehensive income and, accordingly, is not required to report comprehensive income.

In June, 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is required to adopt this new standard for periods ending after fiscal 1997; however, adoption is not required for interim financial reporting. This statement establishes standards for the way companies are to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has evaluated the impact of the disclosure requirements of this standard and has concluded that the standard does not have any material impact on the financial position of the Company or results of its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Any forward looking statements in the following discussion relating to financial results and performance, acquisitions or other business development activities, and to future competition or regulation involve risks and uncertainties that could significantly affect anticipated results in the future. These risks and uncertainties include, but are not limited to, uncertainties relating to acquisitions and divestitures, availability of capital to fund operations and acquisitions, sales and renewals of franchisees, government and regulatory policies, general economic conditions and change in the competitive environment in which the Company operates.

Discussion of Results of Operations for the Third Quarter and Nine Months ended September 30, 1998

Revenues for the three months ended September 30, 1998 were $30.3 million, an increase of $2.6 million or 9.3% from the revenues of $27.7 million reported for the three months ended September 30, 1997. For the nine months ended September 30, 1998, revenues were $85.2 million compared to $71.4 million for the nine months ended September 30, 1997, an increase of $13.9 million or 19.4%. These increases were due primarily to a full period's operation from the acquisitions completed during the second quarter of 1997, year-to-date internal growth from company-owned locations of 11.1%, and the start-up on May 1, 1998 of a coordinated care center to operate as the exclusive provider/coordinator for Health Net, a subsidiary of Foundation Health Systems. These increases were partially offset by decreases in product sales of $5.2 million for the nine months ended September 30, 1998 due to management's continued transition to direct billing of franchisees by selected manufacturers. Revenues for patient care services through the company-owned locations for the nine months ended September 30, 1998 represented 90.1% of total revenues, while royalty fees and product sales represented 9.9% of total sales.

Gross profit as a percentage of revenue (gross margin) for the three months ended September 30, 1998 was 18.2% compared to 19.1% for the three months ended September 30, 1997. Gross margin was 17.7% for the nine months ended September 30, 1998 compared to 21.2% in the corresponding period in the prior year. These declines in gross margin for the three and nine month periods ended September 30, 1998 were due primarily to the start-up of the coordinated care center and a drug replacement program, which generate lower margin revenue.

Total operating expenses for the three months ended September 30, 1998 were $5.6 million, an increase of $1.5 million or 37.6% from operating expenses of $4.1 million for the three months ended September 30, 1997. During this period, operating expenses were 18.5% of revenue compared to 14.7% for the comparable period in the prior year. For the nine months ended September 30, 1998, total operating expenses increased $2.4 million, or 20.6%, to $13.8 million as compared to $11.4 million for the nine months ended September 30, 1997. During this period, operating expenses were 16.2% of revenue compared to 16.0% for the comparable period in the prior year. The increase resulted primarily from costs associated with the start-up of the coordinated care center, charges associated with the restructuring of the senior management team and additions to the Company's provision for doubtful accounts. Year-to-date, the provision for doubtful accounts percentage has increased to 3.7 % of revenues from 2.2% for the comparable period in 1997. This was primarily due to the Company's adoption in January, 1998, of a more conservative provision policy on aged receivables and a deterioration of certain of the Company's outstanding receivables. In the third quarter, new reporting procedures have been enacted by the Company to ensure reimbursement processes are being completed in a timely manner.

Interest expense increased to $0.7 million for the three months ended September 30, 1998 from $0.5 million for the corresponding period in the prior year. For the nine months ended September 30, 1998, interest expense increased to $1.8 million from $1.1 million for the corresponding period in the prior year. Interest expense for the three and nine months ended September 30, 1998 consisted primarily of interest on the Company's revolving credit facility. As of September 30, 1998 there were outstanding line of credit borrowings of $23.8 million.

The Company recorded an income tax benefit of $0.3 million for the three months ended September 30, 1998 as compared to income tax expense of $0.4 million for the comparable period in the prior year. Income tax expense was $0.2 million for the nine months ended September 30, 1998 and $1.3 million for the nine months ended September 30, 1997.

Net loss for the three months ended September 30, 1998 was $0.4 million compared to net income of $0.5 million for the three months ended September 30, 1997. Net loss for the nine months ended September 30, 1998 was $0.1 million compared to net income of $1.8 million for the nine months ended September 30, 1997. Net loss per common share for the three and nine months ended September 30, 1998 was $0.03 and $0.01, respectively, compared to net income per common share for the three and nine months ended September 30, 1997 of $0.04 and $0.17, respectively.

Liquidity and Capital Resources

The Company is a party to a $35 million revolving credit facility, which contains certain financial covenants. As of June 30, 1998, the Company is out of compliance with the interest coverage covenant. The Company is currently negotiating with its lenders to secure a forbearance with respect to such covenant and to modify the existing agreement. Also, the Company is not able to make draw downs on its facility for working capital purposes. Management believes that cash flow from operations, in conjunction with cash on hand, will be sufficient to meet the cash needs of the business for the immediate future, but there can be no assurances in this regard. As of September 30, 1998, the Company had cash on hand of $1.0 million. Net cash flow provided by operating activities for the nine months ended September 30, 1998 was $9.5 million.

In addition, the Company is currently negotiating with a new lender to secure a long-term financing facility to replace the existing credit agreement. Management anticipates that its efforts will be successful, however, it can offer no assurances that the Company will be able to secure such financing on acceptable terms and conditions. As of September 30, 1998, there were outstanding borrowings under the facility of $23.8 million, which have been classified as current liabilities.

Contingency Matters

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer equipment, software and devices with imbedded technology that are time sensitive may treat years as occurring between 1900 and the end of 1999 and may not self-convert to reflect the upcoming change in the century. If not corrected, this problem could result in system failures or miscalculations and erroneous results by, or at, Year 2000.

The Company has undertaken, but not yet completed, a program to understand the nature and extent of the work required to make its systems Year 2000 compliant. This program encompasses the Company's operating information and facilities systems, and the readiness of customers, third-party payers, vendors and other third parties with which the Company does business. The program includes the following phases : awareness and inventory, detailed assessment and resolution, testing, deployment and contingency plan development for all areas.

To date, the Company has substantially completed an internal review of its computer equipment and software systems and other equipment with imbedded technology, and is in the early stages of completion of the other phases of its program, including the implementation of remediation measures for certain identified systems, ordinary course replacement of equipment and software with replacements which are Year 2000 complaint, and a comprehensive review of customers, vendors and other third parties to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues. The Company's objective is to become Year 2000 compliant with its critical systems during 1999, with substantial time for further testing, verification and conversion of less important activities and systems.

The total cost of the Year 2000 project to date has not been material. Based on the program to date, the Company does not expect that future costs of modifications will have a material adverse effect on the Company's financial position or results of operations and that currently anticipated costs to be incurred by the Company with respect to Year 2000 issues will be funded from operating cash flows. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

Because the Company expects that its internal systems will become Year 2000 in a timely manner, the Company believes that the most likely worst case scenario would result from vendors or other third parties failing to achieve Year 2000 compliance. Depending upon the number of third parties, their identity and the nature of the noncompliance, the Year 2000 issue could have a material adverse effect on the Company's financial position or results of operations. The Company has not yet developed full contingency plans for any critical problems which may occur in any of the assessment areas noted above, but anticipates that such plans will be completed in 1999.

In addition, there are currently various proposals under development to enact health care reform on a national, state and local level. It is not possible at this time to predict the cash flow impact, if any, which such changes may have on providers of health care services and on the Option Care locations.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable.

PART II        OTHER INFORMATION


Item 1         Lease Proceedings
------         -----------------

               Not Applicable.

Item 2         Changes in Securities and Use of Proceeds
------         -----------------------------------------

               Not Applicable.

Item 3         Defaults Upon Senior Securities
-------        -------------------------------

               The Company is currently in violation of the interest coverage covenant on its $35 million revolving credit facility. There have been no defaults on principal or interest payments under the facility. See "Liquidity and Capital Resources".

Item 4         Submission of Matters to a Vote of Security Holders
------         ---------------------------------------------------

               Not Applicable.

Item 5         Other Information
------         -----------------

               Not Applicable.

Item 6 (a)     Exhibits
----------     --------

    11         Computations of Per Share Earnings
    27         Financial Data Schedule

Item 6 (b)     Reports on Form 8-K or Form 8
----------     -----------------------------

               No reports on Form 8-K were filed by the Registrant for the quarter ended September 30, 1998.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    OPTION CARE, INC.



                                    _____________________
                               By:  /s/ Michael A. Siri


                                    Michael A. Siri
                                    Chief Financial Officer


                               Date:  November 12, 1998