Form 10-K405
period 1998-12-31
OPTION CARE INC/DE
filed 1999-03-31
CIK 884064

                                           [LOGO]

            1998 ANNUAL REPORT

                             LETTER TO SHAREHOLDERS

    I am pleased to announce that, for the year-ended December 31, 1998, Option Care generated record revenues of $114.4 million--a 14.4 percent increase over the prior year. In addition, the Company reported operating income for 1998 of $1.5 million, compared to an operating loss of $2.2 million for 1997.

    Still, 1998 was a year of CHALLENGES for the Company and the industry in general.

    - We continued with the integration process of the numerous acquisitions completed in late 1997. Although a great deal of management time and Company resources were spent on these operations, the effort paid off. ALL COMPANY-OWNED LOCATIONS WERE CASH FLOW POSITIVE IN THE 4(TH) QUARTER.

    - We reported a net loss for the year of $691,000, or $0.06 per share. Two primary factors that contributed to the loss were: a $739,000 settlement related to an IRS audit of prior years; along with almost $2.0 million of operating and shutdown costs resulting from the administration of a capitation agreement out of our West Coast Coordinated Care Center. Neither of these items will have an impact on future earnings. In addition, DURING THE 4(TH) QUARTER THE COMPANY HAS ENDED ITS PARTICIPATION IN THIS AND OTHER NON-PROFITABLE CONTRACTS. Without these two items the Company would have reported net income for the year of $1.1 million, or $0.10 per share.

    - We incurred an out of compliance situation with our former bank group when we did not meet an interest coverage covenant at the end of the second quarter. We successfully ended the search for a replacement facility--and new banking partner--with the signing of A $25 MILLION AGREEMENT WITH BANKAMERICA BUSINESS CREDIT in February 1999. Our new partner understands the complexities of our industry and will be an asset to the Company going forward.

    Our new management team was put into place during the last half of the year to address these challenges, and through their efforts, as highlighted above, we conquered them one-by-one. In the process, we built a solid foundation that will prepare the Company for 1999 and allow us to lead the industry to a new paradigm and into the new millennium.

    In looking forward, the Team adopted a twofold strategy--

                           1.) RETURN TO THE BASICS.

    To ensure that the foundation we have rebuilt remains strong, we will continue to focus our attention on the key areas of revenue management, cash collections, contract reviews, and internal and external communication. In addition, in order to compete successfully in a rapidly changing market, we will build valuable client relationships through aggressive sales efforts.

    The results are already being seen. Vigorous billing and collection efforts in the last half of 1998 generated $9 million of operating cash flow. Existing contracts were evaluated, and where necessary, renegotiated or discontinued. New agreements have been established, which will add to both our top line growth and bottom line profit. And new relationships were formed--i.e. banking, auditing, investor relations--with companies that understand the dynamics of our industry, and will add value to our efforts.

    From this foundation of solid, basic business fundamentals, we are positioned to--

                       2.) BUILD UPON OUR CORE STRENGTHS.

    As the need and desire increases for alternatives to acute-care setting treatment, Option Care will respond. We will continue to be a leader in the infusion industry through our network of locally owned franchises and Company owned operations, our commitment to service and our clinical expertise.

    We will build upon the economies of scale of a geographically diverse organization, yet maintain the importance of local relationships. We will maintain our high standards for quality, demonstrated by the fact that substantially all of our locations are accredited by Joint Commission for Accreditation--over one third with commendation. We will also expand our existing disease management programs, and continually analyze the value added of our other home healthcare services, such as durable medical equipment, nursing and respiratory therapy.

    In summary, Option Care's new management team is looking forward to the opportunities we see in the dynamic home and alternate site health care market. With our foundation, our dedication to quality and our vision for the future, we continue to believe that, when it comes to home and alternate site I.V. therapy,
--

                        THE BEST OPTION IS OPTION CARE.

                                           Sincerely

                                                    [SIGNATURE]

                                           Michael A. Rusnak
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 0-19878
                            ------------------------

                               OPTION CARE, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             36-3791193
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

      100 CORPORATE NORTH, SUITE 212,                     60015
           BANNOCKBURN, ILLINOIS
  (Address of principal executive offices)             (Zip Code)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                 (847) 615-1690

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                              Title of Each Class
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__X__]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 19, 1999 was approximately $9,684,072 (based on closing sale price of $2.00 per share as reported by the Nasdaq National Market and published in the Wall Street Journal.) Solely for purposes of the foregoing calculation of aggregate market value of voting stock held by non-affiliates, the registrant has assumed that all Directors and executive officers of the registrant are affiliates of the registrant. Such assumption shall not be deemed as determination by the registrant that such persons are affiliates of the registrant for any purposes.

    The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 19, 1999 was approximately 11,124,966.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the 1999 Annual Shareholders Meeting are incorporated by reference into Items 10-13 in Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               OPTION CARE, INC.
                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               -----
PART I:
Item 1.      Business.....................................................................................           3
Item 2.      Properties...................................................................................           9
Item 3.      Legal proceedings............................................................................          10
Item 4.      Submission of matters to a vote of security holders..........................................          10
Item 4(a).   Executive officers of registrant.............................................................          10

PART II:
Item 5.      Market for registrant's common equity and related stockholder matters........................          12
Item 6.      Selected financial data......................................................................          12
Item 7.      Management's discussion and analysis of financial condition and results of operations........          14
Item 7(a).   Quantitative and qualitative disclosures about market risk...................................          18
Item 8.      Financial statements and supplementary data..................................................          18
Item 9.      Changes in and disagreements with accountants on accounting and financial disclosure.........          18

PART III:
Item 10.     Directors and executive officers of the registrant...........................................          20
Item 11.     Executive compensation.......................................................................          20
Item 12.     Security ownership of certain beneficial owners and management...............................          20
Item 13.     Certain relationships and related transactions...............................................          20

PART IV:
Item 14.     Exhibits, financial statement schedules, and reports on Form 8-K.............................          21

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures and the effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting businesses of the Company and its franchisees relating to acquisitions and divestitures (including continuing obligations with respect to completed transactions), sales and renewals of franchises, government and regulatory policies (including federal, state and local efforts to reform the delivery of and payment for healthcare services), general economic conditions (including economic conditions affecting the healthcare industry in particular), the pricing and availability of equipment and services, technological developments and changes in the competitive environment in which the Company operates.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Option Care, Inc. (together with its subsidiaries, collectively "the Company") provides infusion therapy and other ancillary home healthcare services through its owned locations and through its supporting franchise network. In addition, the Company operates a wholly-owned subsidiary that supplies state of the art data management products and services to the home and alternate site healthcare industry. The Company was incorporated in Delaware on July 9, 1991. The Company's predecessor was incorporated in California in January 1984.

    The Company has established a nationwide presence with a strong brand identity and broad accessibility for managed care payors and customers. As of December 31, 1998, 145 Option Care infusion therapy locations, including satellite locations, were operating in 35 states. Existing locations include 121 locations owned and operated by franchise owners and 24 locations owned and operated by the Company. Certain of the Company-owned locations also operate other ancillary healthcare businesses which provide nursing, respiratory therapy and durable medical equipment. Aggregate gross billings for patient care services for all owned and franchised Option Care locations were approximately $271 million for the year ended December 31, 1998.

    The Company and its franchises have formed networks to provide managed care companies and payors with nursing services, infusion therapy, respiratory services and durable medical equipment. Many referral sources, such as hospitals, physicians, third-party payors and case management companies, may prefer making patient referrals to multi-office companies or systems, such as the Option Care system. Under the Company's OPTIONET program, the Company has contracted with certain regional and national third-party payors and case management companies to refer patients to participating Company locations.

    The Company is committed to the provision of quality care and believes that an important measure of quality in the home healthcare industry is accreditation by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") or similar organizations. As of December 31, 1998, 96% of the Company's franchised locations were accredited and 26% received commendations. In addition, 100.0% of the Company's owned infusion therapy locations were accredited and 41% received commendations. All new franchises since April 1, 1990 have been required by the Company to apply for accreditation within their first year of operation. The Company's goal is for all Option Care locations to become accredited.

    The Company plans to investigate expanding and developing its business through (i) selective entry into new market places through alliances, acquisition or start-ups, (ii) entering into strategic alliances with outpatient services providers, hospitals, physicians and payors, and (iii) increasing the volume of current therapies and adding new therapies and services. To meet the Company's objectives, additional financing sources may be required, for which the Company can give no guarantees that such financing will be available or available at an acceptable cost.

THE HOME AND ALTERNATE SITE HEALTHCARE MARKET

    Home and alternate site healthcare principally involves the in-home or non-hospital provision of nursing services, infusion therapy, respiratory services and durable medical equipment. These services often begin during hospitalization and continue in the home or other non-acute care setting, but may also be provided following outpatient surgery or in connection with the treatment of conditions not requiring hospitalization.

    The market for home and alternate site healthcare services has experienced significant growth. The Company believes that the following factors have contributed to this growth: (i) cost containment efforts by third-party payors promoting use of relatively less expensive home healthcare therapy rather than more expensive hospital stays; (ii) increased awareness and acceptance among physicians and third-party payors of alternatives to in-hospital treatment; (iii) the desire of patients to be treated at home; and
(iv) improved technology facilitating the delivery of complete therapies and care outside the hospital.

HEALTHCARE SERVICES

    The Company is a direct provider of in-home or alternate site infusion therapy and other healthcare services through its owned locations and supporting franchise network. The Option Care locations compound, dispense and administer pharmaceuticals, sell medical supplies, sell or rent associated durable medical equipment, provide skilled nursing services, train patients and their care givers, consult with attending physicians, and process reimbursement claims. The decision to proceed with alternate site therapies is generally made jointly by the patient, the attending physician and a representative of the Option Care location involved. The decision involves obtaining and evaluating information about the patient's medical history, care environment and insurance coverage, as well as discussing the patient's, or care giver's, willingness and ability to participate in the management of care in an alternate site setting.

    Approximately 84% of the Company's patient care service revenue is derived from home or alternate site infusion therapy related services either through it's owned locations or payment of royalties from it's franchise network. The principal home infusion therapies include the following:

    TOTAL PARENTERAL NUTRITION ("TPN")

    TPN involves the intravenous administration of life sustaining nutrients to patients whose digestive tracts are unable to function normally due to severe gastrointestinal illness or injury. In many cases the TPN patient's underlying condition is chronic in nature and he or she may require TPN for life.

    ANTI-INFECTIVE THERAPY

    Anti-infective therapy involves the parenteral administration of antibiotics, antiviral and antifungals to treat a variety of serious infections such as those associated with AIDS, osteomyelitis, endocarditis, urinary tract infection or wounds. Anti-infective therapy is generally administered in the patient's home as a continuation of therapy initiated on an outpatient basis or during hospitalization.

    PAIN MANAGEMENT THERAPY

    Pain management therapy is the parenteral administration of analgesic drugs to patients suffering from acute or chronic pain. Specialized infusion devices permit patients to control the administration of analgesic drugs to respond to the severity of their pain.

    ENTERAL NUTRITION

    Enteral patients are usually unable to receive adequate nutrition orally due to disorders including stroke, intestinal obstruction or cancer. Patients receive nutritional formulae via a tube placed directly into the stomach or small intestine, thereby bypassing the dysfunctional portion of the patient's digestive tract.

    CHEMOTHERAPY

    Chemotherapy is the parenteral administration of drugs to treat patients suffering from cancer. As chemotherapy is commonly administered periodically for several weeks or months, patients may receive their therapy regimen in alternate settings.

    OTHER THERAPIES

    Other therapies provided by the Company's locations may include: (i) hydration therapy; (ii) blood components (packed red blood cells, Factor VIII and immune globulin); (iii) human growth hormone; (iv) aerosolized anti-infectives; (v) intradialytic parenteral nutrition; (vi) deferoxamine; and
(vii) anticoagulation therapy and hematopoietic agents.

    Approximately 11% of the Company's patient care service revenue is derived from nursing services. The Company's nursing services include providing support for infusion therapies, providing traditional home health nursing services, skilled nursing services and private duty services. These nursing services include patient assessment, training, monitoring, documentation and physician communication.

    In addition to the services mentioned above, the Company derives approximately 5% of its patient care service revenue from the sale and rental of durable medical equipment and respiratory therapy.

FRANCHISING PROGRAM

    As of December 31, 1998, the Company had 121 franchise locations. The Company's current franchise agreement grants the franchise owner the authority to own and operate an Option Care franchise within a granted territory for up to a 20-year term. The initial franchise fee for start-up franchises is payable by the franchise owner upon execution of the franchise agreement. The exact amount of the initial franchise fee is determined by the Company based on the population in the territory granted to the franchise owner. Conversion franchise fees are lower than those for start-ups.

    The Company's franchise agreements generally provide for royalties on a sliding scale ranging from a high of 9% to a low of 2% of annual gross cash receipts depending on the levels of such receipts, whether the franchise owner conducted a similar business prior to the execution of the franchise agreement, and other factors.

    Each franchised location is required to maintain a licensed pharmacy equipped to prepare sterile patient medications and parenteral solutions as prescribed by the patient's physician. Each location operates under a confidential, proprietary system developed by the Company which includes procedures for quality assurance, office administration, patient care, consistency and uniformity of pharmaceuticals and offered services, initial training and ongoing assistance.

    Key employees of each franchised location, including the director of pharmacy, director of nursing, and general manager, must complete initial training programs provided by the Company. In addition to required initial training, the Company offers advanced training in selected topics to franchise owners and their employees. The Company's initial training and ongoing support provided to its owned and franchised locations stresses the importance of responsive service. In addition, the Company makes available to franchisees marketing, operating support services and state-of-the-art data management products.

    The Company's franchise agreements require, among other things, that franchise owners meet the Company's policies on quality assurance, clinical services and local marketing and to obtain specified liability insurance protecting the franchise owner against claims arising out of the operation of the franchised business.

    The Company conducts an annual meeting for franchise owners and their key employees to offer information and training on new and existing Option Care programs and procedures. The Company also works with its franchise owners' National Advisory Council to discuss and communicate recommendations for changes and improvements to the Option Care system.

    The following table indicates the number of Option Care franchise locations at the beginning of the year, the number of new franchises sold, the number of franchises terminated, consolidated or purchased and the number of franchises at the end of each year in the three-year period ended December 31, 1998:

                                                                                                  1998         1997         1996
                                                                                                  -----        -----        -----
Number of franchise locations at beginning of year...........................................         138          164          166
New franchises opened........................................................................           3            4           13
Franchises terminated, consolidated or purchased.............................................         (20)         (30)         (15)
                                                                                                      ---          ---          ---
Number of franchise locations at end of year.................................................         121          138          164
                                                                                                      ---          ---          ---
                                                                                                      ---          ---          ---

REIMBURSEMENT FOR SERVICES

    Most of the patient care revenues of owned Option Care locations are derived from third-party payors, such as insurance companies, health maintenance organizations, self-insured employers, Medicare and state Medicaid programs. Where permitted by law or contract, patients are billed for amounts not reimbursed by third-party payors. Private third-party payors typically reimburse more for a given service and reimburse for a broader range of benefits than government sponsored programs.

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

    The following table sets forth the approximate percentages of revenues attributable to private and government reimbursement sources for Company-owned locations for the periods indicated:

                                                                                                            YEAR ENDED
                                                                                                           DECEMBER 31,
                                                                                               -------------------------------------
                                                                                                  1998         1997         1996
                                                                                                  -----        -----        -----
Private insurance and other private payors...................................................          75%          60%          55%
Medicare, Medicaid and other governmental programs...........................................          25           40           45
                                                                                                      ---          ---          ---
    Total....................................................................................         100%         100%         100%
                                                                                                      ---          ---          ---
                                                                                                      ---          ---          ---

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

    The Company has established a program called OPTIONET, through which the Company contracts with certain regional and national third-party payors (e.g., insurance companies, health maintenance organizations and large self-insured employers) to refer patients to participating Option Care locations. Under OPTIONET agreements, each participating Option Care location provides local services for covered patients. Based on payor preference or requirements, Option Care locations bill the payor directly for services rendered, or the Company arranges for a third-party billing service to bill the payor for a billing fee.

    The Company maintains a National Advertising and Education Fund for marketing the services of Option Care locations to patient referral sources such as physicians, hospitals, nursing agencies, third-party payors and case management companies, and for the cost of educational programs for franchise owners. Franchised Option Care locations are required to contribute at various rates up to 1 1/2% of gross receipts to this fund.

SUPPLIERS

    Option Care offices must purchase pharmaceuticals, supplies, equipment and services relating to their businesses from suppliers which satisfy certain standards and possess adequate quality controls. The Company may derive revenue through administrative fees received from contracted manufacturers.

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

    To the extent Option Care locations provide services under the Medicare, Medicaid and other governmental programs, they are subject to a broad body of laws regulating those programs, including federal "fraud and abuse" laws. Among other things, these laws prohibit any bribe, kickback or rebate in return for the referral of Medicare or Medicaid patients. In addition, many of the states in which Option Care locations operate have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Several states restrict or prohibit referrals where a physician has a financial relationship with the provider. In addition, some states restrict certain business relationships between physicians and pharmacies. State laws vary from state to state. The Company exercises care in structuring its arrangements with health care providers and referral sources to comply with the relevant statutes, but there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company or the franchise owners.

    Other state and federal laws and regulations could also adversely affect existing or future financial relationships between physicians and health care businesses, including franchised businesses. The Omnibus Reconciliation Act of 1993 ("Act") prohibits physicians, subject to certain exceptions, who have a "financial relationship" with an entity from referring patients to that entity for the provision of "designated health services" which may be reimbursed by Medicare or Medicaid. The eleven "designated health services" include parenteral and enteral nutrients; equipment and supplies; outpatient prescription drugs; and durable medical equipment. With certain exceptions, this Act also requires entities seeking payment from the Medicare and Medicaid programs to report any ownership and compensation arrangements with physicians. This federal law bars, with limited exceptions, physician ownership of an Option Care franchised business.

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

    The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") requires the Company to furnish prospective franchise owners with a uniform franchise offering circular containing information prescribed by the FTC Rule. At least 12 states presently regulate the offer and sale of franchises and, in almost all cases, require registration of the franchise offering with state authorities.

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

COMPETITION

    The home healthcare market is intensely competitive and varies by market location. Although the market is somewhat fragmented, there are several major providers of home healthcare services and increasing pressures toward market consolidation. There are certain other national competitors who are larger and have greater resources than those of the Company. Option Care's competitors include numerous small, local companies and physician groups, major national and regional companies, hospital-based programs, and nursing agencies. To the extent that the Company acquires or otherwise enters new areas, the Company may face additional competition.

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

SERVICE MARKS

    The Company has registered with the federal government OPTION
CARE-Registered Trademark-, among others, as a service mark. The Company believes that this service mark is becoming increasingly recognized by many referral sources as representing a reliable, cost-effective source of home healthcare services. The Company believes that its use of this service mark does not violate or otherwise infringe on the rights of others.

EMPLOYEES

    As of December 31, 1998, the Company employed 607 persons on a full-time basis and 510 persons on a part-time basis. Of the Company's full-time employees, 68 were corporate management and administrative personnel and the remaining 539 were employees of Company owned locations, primarily in clinical, management and administrative positions.

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

ITEM 2. PROPERTIES

    The Company maintains executive offices at 100 Corporate North, Suite 212, Bannockburn, IL, consisting of approximately 18,845 square feet of leased space.

    At December 31, 1998, the Company owned operations located in Little Rock, AR, Bullhead City, AZ, Chico, Sacramento, Victorville and Vista, CA, Grand Junction and Denver, CO, Brandon and Miami, FL, Ann Arbor and Grand Haven, MI, Columbia, MO, Grand Island, Lincoln and Omaha, NE, Milford, OH, Oklahoma City, OK, Bethlehem and Horsham, PA, Houston, TX, Bellingham, Everett, Kennewick and Seattle, WA. These locations consist of approximately 164,291 square feet in total.

    All of the Company's locations are leased by the Company with remaining lease terms ranging from one month to five years. All of the Company's locations are in good condition and well maintained, and are adequate to fulfill the operational needs of the Company for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    The Company is party to certain legal proceedings incidental to its business. The Company does not believe that the outcome of such legal proceedings will have a material adverse impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders through the solicitation of proxies, or otherwise during the fourth quarter of the fiscal year ended December 31, 1998.

ITEM 4(A). EXECUTIVE OFFICERS

    The names, ages and positions of the executive officers of the Company are set forth below. Executive officers of the Company serve at the discretion of the Board of Directors.

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------

Dr. John N. Kapoor...................................          55   Chairman of the Board and Director

Michael A. Rusnakul                                            43   President, Chief Executive Officer and Director

Cathy Bellehumeur....................................          48   Senior Vice President, General Counsel and Secretary

Michael A. Siri......................................          44   Vice President and Chief Financial Officer

    All executive officers are elected annually and serve for a one-year term. There are no family relationships between any of the Company's executive officers and Directors and there are no arrangements or understandings between any of the executive officers and any other person pursuant to which the executive officer was selected as an officer.

    John N. Kapoor, Ph.D., is currently the Company's Chairman of the Board. He has been Chairman of the Board of Directors since October 1990. He served as the Company's Chief Executive Officer from August 1993 to April 1996 and served as President from August 1993 through October 1993 and from January 1995 through February 1996. Dr. Kapoor also served as Chief Executive Officer and President from March 1991 to May 1991. In addition, Dr. Kapoor is President of E. J. Financial Enterprises, Inc., a position he has held since April 1990. From June 1982 to April 1990, Dr. Kapoor held several positions with Lyphomed, Inc., including Chairman, Chief Executive Officer and President. Dr. Kapoor is also a Director of Integrated Surgical Systems, Inc. and the Chairman of the Board and Director for each of the following companies: Akorn, Inc., NeoPharm, Inc. and UniMed, Inc. Dr. Kapoor received his Ph.D. in medicinal chemistry from the State University of New York and a B.S. in pharmacy from Bombay University.

    Mr. Michael A. Rusnak has been the Company's President and Chief Executive Officer and a member of the Board of Directors since October 1998. From June 1998 to October 1998, Mr. Rusnak was Executive Vice President and Chief Operating Officer. Prior to such time he was Senior Vice President of Option Care Inc. and President of Option Care Enterprises, Inc. from May 1998 to June 1998. Mr. Rusnak was also the Company's Vice President-Franchise Services from November 1997 to May 1998. Prior to joining the Company, he was employed by Columbia Home Care Group, a division of Columbia HCA, from October 1996 to October 1997 as the Senior Vice President of Operations. From 1992 to 1997 he was the Vice President of Operations for Staff Builders Services, Inc. From 1982 to 1992 he was the Operations Manager for Interim Systems Corporation. He has a B.S. degree from St. Francis University and a Nursing and Respiratory degree from Northwestern University/Wesley Passavant School of Nursing.

    Ms. Cathy Bellehumeur has been General Counsel since February 1994, a Vice President since March 1994, and Senior Vice President since January 1997. Prior to joining the Company, Ms. Bellehumeur was an attorney in private practice with Ross & Hardies, Chicago, Illinois from August 1991 to January 1994. Ms. Bellehumeur graduated Magna Cum Laude from Marquette University Law School and also has a Masters Degree in Education.

    Mr. Michael A. Siri has been Vice President and Chief Financial Officer since October, 1998. Prior to such time, Mr. Siri was the Company's Vice President--Finance from July 1998 to October 1998. From November 1986 to January 1998, Mr. Siri was employed by Culligan Water Technologies, Inc., where he was their Executive Director Finance and Treasurer. Mr. Siri has a B.S. in Accounting from Indiana University and a M.B.A. in Finance from the University of Chicago.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "OPTN". The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock.

CALENDAR QUARTER                                                                                     HIGH        LOW
-------------------------------------------------------------------------------------------------  ---------  ---------
1998
First Quarter....................................................................................  $    4.94  $    3.25
Second Quarter...................................................................................  $    4.38  $    2.69
Third Quarter....................................................................................  $    3.06  $    1.13
Fourth Quarter...................................................................................  $    2.00  $    0.75

1997
First Quarter....................................................................................  $    7.13  $    5.25
Second Quarter...................................................................................  $    6.38  $    4.25
Third Quarter....................................................................................  $    5.31  $    2.75
Fourth Quarter...................................................................................  $    4.75  $    2.63

    As of March 19, 1999, there were approximately 303 holders of record of the Company's Common Stock. The closing price of the Company's Common Stock on March 19, 1999 was $2.00 per share, as reported by the Nasdaq National Market.

    The Company did not pay cash dividends in 1998 or 1997. The payment of dividends by the Company is restricted under the Company's revolving credit facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Company's Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected consolidated financial data for the Company for each of the five years ended December 31, 1998. The selected consolidated financial data are affected for the Company's acquisitions, all of which were accounted for using the purchase method of accounting, except for the acquisition of Addison Home Care, Inc. on September 19, 1996, which was treated as a pooling of interests. This summary should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, contained elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                                                          YEARS ENDED DECEMBER 31,
                                                           -------------------------------------------------------
                                                              1998       1997        1996       1995       1994
                                                           ----------  ---------  ----------  ---------  ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AND PER SHARE AMOUNTS)
Revenue:
  Patient care services..................................  $   96,119  $  81,104  $   49,035  $  41,989  $  34,703
  Product sales and network management...................       9,583      8,907       9,293     10,997     15,401
  Royalty fees and other.................................       8,700      9,966      12,193     12,517     11,915
                                                           ----------  ---------  ----------  ---------  ---------
    Total revenue........................................     114,402     99,977      70,521     65,503     62,019
                                                           ----------  ---------  ----------  ---------  ---------
Cost of revenue:
  Patient care services operations.......................      41,695     42,268      29,038     24,838     19,947
  Products and network management
    services sold........................................      51,904     36,875      22,160     22,275     23,401
                                                           ----------  ---------  ----------  ---------  ---------
    Total cost of revenue................................      93,599     79,143      51,198     47,113     43,348
                                                           ----------  ---------  ----------  ---------  ---------
Gross profit.............................................      20,803     20,834      19,323     18,390     18,671
Operating expenses:
  Selling, general and administrative....................      13,868     12,989      10,676     10,709     12,112
  Provision for doubtful accounts........................       4,936      5,750       1,861      1,653      1,899
  Amortization of goodwill...............................         504        386         960        914        825
  Asset write-offs and other charges.....................          --      3,902      24,164         --      6,536
                                                           ----------  ---------  ----------  ---------  ---------
    Total operating expenses.............................      19,308     23,027      37,661     13,276     21,372
                                                           ----------  ---------  ----------  ---------  ---------
Operating income (loss)..................................       1,495     (2,193)    (18,338)     5,114     (2,701)
Other income (expense), net..............................      (1,344)    (1,144)        380         93        130
                                                           ----------  ---------  ----------  ---------  ---------
Income (loss) before income taxes........................         151     (3,337)    (17,958)     5,207     (2,571)
Provision (benefit) for income taxes.....................         842     (1,240)      2,298      2,219       (593)
                                                           ----------  ---------  ----------  ---------  ---------
Net income (loss)........................................  $     (691) $  (2,097) $  (20,256) $   2,988  $  (1,978)
                                                           ----------  ---------  ----------  ---------  ---------
                                                           ----------  ---------  ----------  ---------  ---------
Net income (loss) per common share:
  Basic..................................................  $    (0.06) $   (0.19) $    (1.93) $    0.29  $   (0.19)
                                                           ----------  ---------  ----------  ---------  ---------
                                                           ----------  ---------  ----------  ---------  ---------
  Diluted................................................  $    (0.06) $   (0.19) $    (1.93) $    0.28  $   (0.19)
                                                           ----------  ---------  ----------  ---------  ---------
                                                           ----------  ---------  ----------  ---------  ---------
Shares used in computing net income (loss) per common
  share:
  Basic..................................................      11,070     10,879      10,494     10,431     10,435
                                                           ----------  ---------  ----------  ---------  ---------
                                                           ----------  ---------  ----------  ---------  ---------
  Diluted................................................      11,070     10,879      10,494     10,500     10,435
                                                           ----------  ---------  ----------  ---------  ---------
                                                           ----------  ---------  ----------  ---------  ---------

CONSOLIDATED BALANCE SHEETS DATA:

                                                                                 DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1998       1997       1996       1995       1994
                                                             ---------  ---------  ---------  ---------  ---------
                                                                                (IN THOUSANDS)
Trade accounts receivable, net.............................  $  23,544  $  34,138  $  20,558  $  16,558  $  16,575
Working capital............................................     19,796     25,901     21,458     16,131     16,614
Intangible assets, net.....................................     20,060     19,895      9,832     30,328     30,554
Total assets...............................................     58,892     68,639     44,041     58,997     59,525
Total long-term debt.......................................     22,358     29,115     12,461      6,696      9,517
Stockholders' equity.......................................     23,739     23,402     23,540     43,506     40,847

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Option Care, Inc. (together with its subsidiaries, collectively "the Company") provides infusion therapy and other ancillary home healthcare services through its owned locations and its supporting franchise network. In addition, the Company operates a wholly-owned subsidiary that supplies state of the art data management products and services to the home and alternate site healthcare industry.

RESULTS OF OPERATIONS

    The Company's revenues are derived primarily from three sources: (i) patient care services from Company-owned locations,(ii) product sales and network management services and (iii) royalty fees from franchise owners. The following table sets forth the percentage relationships that certain items from the Company's Consolidated Statements of Operations bear to total revenue for the years ended December 31, 1998, 1997, and 1996, and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto contained elsewhere in this Annual Report on Form 10-K:

                                                                                          1998       1997       1996
                                                                                        ---------  ---------  ---------
Revenue
  Patient care services...............................................................       84.0%      81.1%      69.5%
  Product sales and network management................................................        8.4        8.9       13.2
  Royalty fees and other..............................................................        7.6       10.0       17.3
                                                                                        ---------  ---------  ---------
Total revenue.........................................................................      100.0      100.0      100.0
Gross profit margin...................................................................       18.2       20.8       27.4
Selling, general & administrative expenses............................................       12.1       13.0       15.1
Provision for doubtful accounts.......................................................        4.3        5.8        2.6
Operating income (loss)...............................................................        1.3       (2.2)     (26.0)
Net loss..............................................................................       (0.6)%      (2.1)%     (28.7)%
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

1998 COMPARED TO 1997

    Revenue for the year ended December 31, 1998 was $114.4 million, an increase of $14.4 million or 14.4 percent over 1997. The $14.4 million increase in revenue is due to: $9.6 million of internal growth from the Company's owned operations; $8.6 million from a full year of results from the Company's 1997 acquisitions; $6.0 million of network management revenue from the Company's administration of the Health Net contract at the Company's West Coast Coordinated Care Center; offset by a net $9.8 million decline in other revenues. Other revenues declined primarily due to reductions in product sales as a result of management's decision during the second quarter of 1998 to end its program of product distribution to the franchise network. Revenues from patient care services for 1998 were $96.1 million, representing an increase of 18.5% over 1997. Product sales and network management revenue of $9.6 million increased 7.6% due to the Company's administration of the Health Net contract in 1998, which more than offset the decline in products sales. Royalty fees and other revenue of $8.7 million in 1998 declined 12.7% from the 1997 period due to replacement of royalty fees with patient care services revenue due to the acquisition by the Company of several large franchises during 1997. Gross profit of $20.8 million for 1998 declined slightly from the prior year due to increased costs of revenue associated with both the processing costs from the administration of the Health Net contract and the replacement of royalty fees with patient care services revenue. As a result, gross profit margin declined from 20.8% in 1997 to 18.2% for 1998.

    Operating expenses declined by $3.7 million to $19.3 million for 1998 due in part to the inclusion of a $3.9 million asset write-off and other charges taken by the Company in 1997. Excluding such charge, the

Company's operating expenses increased by $0.2 million, largely due to increased administrative costs and goodwill amortization which were offset by a decline in the provision for doubtful accounts of $0.8 million. In addition, during the fourth quarter of 1998, the Company ended it's participation under the Health Net contract and accrued $0.4 million of expenses for the run-off costs associated with such close-out.

    Interest expense for 1998 increased by 39.8% or $0.7 million over the 1997 period as a result of higher interest rates incurred by the Company during the third and fourth quarters of 1998 due to the Company's default under certain interest coverage covenant in the revolving credit facility. Other income increased by 84.8% or $0.5 million during 1998 over 1997, due in part to the collection of a early termination fee with one of its franchises.

    Income tax expense recognized in fiscal 1998 includes the recognition of $0.7 million of expense due to tax adjustments and changes in reserves related to the settlement of an IRS audit of prior years tax returns for the 1992 through 1995 periods.

    As a result of the forgoing, the Company recorded a net loss of $0.7 million in 1998 compared to a net loss of $2.1 million in 1997.

1997 COMPARED TO 1996

    For 1997, total revenue rose 41.8% to $100 million from $70.5 million in 1996. Patient care services revenue rose 65.4% to $81.1 million, primarily reflecting the results of 1997 acquisitions as well as a full year's operations of the Company's 1996 acquisitions. Product sales and network management revenues decreased 4.2% to $8.9 million, due primarily to management's continued transition to direct billing of franchisees by selected manufacturers. Management expects this transition to continue to have a negative effect on gross profit but an immaterial impact on net income. The administrative fees that are recognized on such sales are recorded as other income rather than as revenue. Royalty fees and other revenue decreased 18.3 percent to $10 million, reflecting the acquisition of several large franchises in 1997. The Company sold four new franchises during 1997, and terminated, consolidated or purchased thirty franchises and joint ventures, continuing the trend towards consolidation.

    Gross profit increased 7.8% for the year to $20.8 million, primarily due to increased patient care services revenue. As a percentage of total revenue, gross profit declined to 20.8% in 1997 from 27.4% in 1996. The decline in gross margin is due primarily to changes in the Company's revenue mix, specifically the decline in royalty fees and product sales coupled with growth in patient care service revenue. Revenue from patient care services (derived from Company-owned locations) have a higher cost of revenue than royalty and other revenues derived from the Company's franchise business. One owned location was sold in Ft. Myers, FL and two locations (Jacksonville, FL and Gadsden, AL) were closed in 1997 due to population demographics and financial trends which limited the potential for long-term profitability.

    Total operating expenses decreased 38.9% to $23 million from $37.7 million in 1996. Selling, general and administrative expenses increased 21.7% due to increased patient care service revenue. The Company's provision for doubtful accounts increased 209% or $3.9 million, due to increased receivables resulting from a greater volume of revenues, acquisitions and a charge to write-off certain account receivables which became uncollectible in 1997. Amortization of goodwill decreased 59.8% due to the impact of the 1996 non-cash charge to write-off impaired goodwill recorded as a result of the 1990 change in control and prior years acquisitions.

    During the fourth quarter of 1997, the Company evaluated its operations, which resulted in the initiation of a cost reduction program and disposition of certain under-performing assets. In conjunction with its evaluation of the Company's operations, $3.9 million was recorded in asset write-offs and other charges. During 1996, the Company recognized $24.2 million in non-cash charges relating to the write-off of impaired goodwill. If the effect of the asset write-offs and other charges in 1997 and 1996 are excluded, total operating expenses increased 41.7% in 1997 compared to 1996.

    The effective combined federal and state income tax rate was 37.2% (benefit) and negative 12.8% for 1997 and 1996, respectively. The effective tax rate is higher than the federal statutory tax rate of 35% due to state taxes and to non-tax deductible expenses, primarily goodwill amortization. The 1996 negative effective tax rate is due to the non-deductible nature of certain components of the asset write-off and other charges. The Company had a net loss of $2.1 million in 1997 compared to a net loss of $20.3 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1998, the Company had $3.7 million of cash and cash equivalents, compared to no cash and cash equivalents at December 31, 1997. Because the Company was engaged in negotiations with its bank group at the end of fiscal 1998, and concurrently negotiating the terms of a replacement facility, the Company temporarily discontinued its policy of reducing its outstanding debt with its excess cash flow from operations. This generated a large cash balance at December 31, 1998 in relation to historical practices.

    During 1998, the Company was a party to a $35 million revolving credit facility, which contained certain financial covenants. As of June 30, 1998, the Company was out of compliance with the interest coverage covenant. As a result, the Company was not able to make draw downs on its facility for working capital purposes. The Company was in negotiations with its lenders to secure a forbearance with respect to such covenant as of December 31, 1998. The forbearance was secured on January 15, 1999.

    On February 5, 1999, the Company entered into a $25 million Loan and Security Agreement ("Agreement") with a bank that replaces the former facility. All amounts outstanding under the former facility were repaid using cash on hand and proceeds from the Agreement. The Agreement provides for borrowings up to $25 million and requires the Company to meet certain financial covenants including, but not limited to: fixed charge coverage ratio; debt ratio; and limitation on annual capital expenditures. The Agreement provides for, among other things, the ability to meet working capital needs and to retire in its entirety the Company's former facility. The Company is subject to an early termination fee if the loan is terminated prior to its natural expiration of February 2002. The Company paid a facility fee of $0.2 million at the time of signing the Agreement. The Agreement provides for an annual commitment fee paid by the Company of 0.25% on the average daily unused amount of the facility. The Agreement prohibits the Company from declaring any cash dividends on its common stock. The Company may elect interest rates ranging from various LIBOR periods plus a 2.125% margin, to the bank's reference rate.

    Availability under the facility is related to a percentage of the Company's net outstanding account receivable balances, less certain ineligible amounts, as defined in the Agreement. The facility is secured by all of the issued and outstanding Common Stock of each of the Company's subsidiaries. In addition to the Company's assets, the John N. Kapoor Trust, dated September 20, 1989, (the "Trust"), has pledged an irrevocable letter of credit totaling $7 million, in favor of the lending bank, to support borrowings, if any, that exceed the allowable collateral base as defined in the Agreement. Overall borrowings allowable under the Agreement are limited to the lessor of $25 million or, the total allowable collateral base plus amounts available that are supported by the letters of credit. The Company has entered into an agreement with the Trust which provides the monthly payment of a monitoring fee as well as all expenses related to the set up and maintenance of the letter of credit.

    In the case of a draw on the letter of credit pledged, the Company may elect, at its option, to issue to the Trust a Convertible Note (the "Note") for the amount of such draw. The Trust has the option, at any time up to and including January 31, 2000 or until the Note has been paid in full, to convert all or a portion of the unpaid amount of such Note into Common Stock of the Company, at a price equal to the average closing price per share of the Common Stock during the five days preceding the receipt of the Note.

    Management believes that cash flow from operations, in conjunction with cash on hand and amounts available under the new credit Agreement, will be sufficient to meet the cash needs of the business for the immediate future. In the event that additional capital is required, management cannot assure that such capital can be obtained on terms acceptable to the Company.

    There are currently various proposals under development to enact healthcare reform on a national, state and local level. It is not possible at this time to predict the cash flow impact, if any, which any such changes may have on providers of home healthcare services and on the Option Care locations.

YEAR 2000 ISSUE

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

    The Company has undertaken a program to understand the nature and extent of the work required to make its systems Year 2000 compliant. This program encompasses the Company's operating information and facilities systems, and the readiness of customers, third-party payers, vendors and other third parties with which the Company does business. The program includes the following phases: awareness and inventory, detailed assessment and resolution, testing, deployment and contingency plan development for all areas.

    To date, the Company has substantially completed an internal review of its computer equipment and software systems and other equipment with imbedded technology, and is in the early stages of completion of the other phases of its program, including the implementation of remediation measures for certain identified systems, ordinary course replacement of equipment and software with replacements which are Year 2000 complaint, and a comprehensive review of customers, vendors and other third parties to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues. The Company's objective is to become Year 2000 compliant with its critical systems by September 1999, with substantial time for further testing, verification and conversion of less important activities and systems.

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

    Because the Company expects that its internal systems will become Year 2000 in a timely manner, the Company believes that the most likely worst case scenario would result from vendors or other third parties failing to achieve Year 2000 compliance. Depending upon the number of third parties, their identity and the nature of the noncompliance, the Year 2000 issue could have a material adverse effect on the Company's financial position or results of operations. The Company has not yet developed full contingency plans for any critical problems which may occur in any of the assessment areas noted above, but anticipates that such plans will be completed by September 1999.

QUARTERLY INFORMATION

    Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended December 31, 1998 and 1997 (in thousands, except per share data):

                                    QUARTER

1998:                                                                     FIRST     SECOND      THIRD     FOURTH
----------------------------------------------------------------------  ---------  ---------  ---------  ---------
Total revenues........................................................  $  26,618  $  28,341  $  30,261  $  29,182
Gross profit..........................................................      5,325      4,265      5,514      5,699
Pretax income (loss)..................................................      1,584       (888)      (619)        74
Net income (loss).....................................................        864       (585)      (356)      (614)

Basic EPS.............................................................  $     .08  $    (.05) $    (.03) $    (.06)
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Diluted EPS...........................................................  $     .08  $    (.05) $    (.03) $    (.06)
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

1997:                                                                     FIRST     SECOND      THIRD     FOURTH
----------------------------------------------------------------------  ---------  ---------  ---------  ---------
Total revenues........................................................  $  19,924  $  23,750  $  27,690  $  28,613
Gross profit..........................................................      5,057      4,813      5,295      5,669
Pretax income (loss)..................................................      1,587        751        805     (6,480)
Net income (loss).....................................................        922        434        453     (3,906)(1)

Basic EPS.............................................................  $     .08  $     .04  $     .04  $    (.36)
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Diluted EPS...........................................................  $     .08  $     .04  $     .04  $    (.36)
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

(1) Includes asset write-offs and other charges of $3,902. See Footnote 8 of the Consolidated Financial Statements.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements of the Company and its subsidiaries and the Independent Auditors' Reports thereon are included at Item 14(a) (1) &
(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    As of December 1, 1998, the Board of Directors of Option Care, Inc. (the "Registrant"), upon recommendation of its Audit Committee, engaged Ernst & Young LLP ("E&Y") as the Registrant's independent auditors for the year ending December 31, 1998. The Board of Directors of the Registrant retained E&Y based upon the Board's determination that the Registrant would benefit from E&Y's competitive fee structure. The engagement of E&Y arose from the Registrant's decision to request proposals for audit services from multiple firms, including KPMG Peat Marwick LLP ("KPMG").

    The KPMG audit reports on the consolidated financial statements of the Registrant as of and for the two years ended December 31, 1997 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two year period ended December 31, 1997 and through the period ended December 1, 1998, there were no disagreements between the Registrant and KPMG on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of KPMG, would have caused it to make references to the subject matter of such disagreements in connection with its report.

    In its management letter to the audit committee of the Registrant, dated May 13, 1998, KPMG identified two reportable conditions: (1) excessive turnover in the Registrant's Chief Financial Officer position and (2) a lack of segregation of duties between the treasury function and the controllership function of the Registrant. The Registrant believes it has implemented steps to correct the deficiencies noted, including (1) the hiring of Michael A. Siri as Chief Financial Officer, who has 22 years experience in accounting and finance and (2) the Registrant's recent implementation of alternative internal controls to mitigate the risk of asset misappropriation.

    The Registrant has authorized KPMG to respond to any inquiries of E&Y concerning its audit. During the two years ended December 31, 1997 and through the dated appointment, E&Y did not provide any consultations to the Registrant regarding the application of accounting principles to specific transactions or the type of opinion that they may have rendered on the financial statements.

                                    PART III

ITEMS 10. THROUGH 13.

    Information regarding executive officers is contained in Item 4(a) of Part I of this Report and is incorporated herein by reference. Information on Directors of the registrant, executive compensation, security ownership of certain beneficial owners and management and certain relationships and related transactions is set forth under the Election of Directors, Security Ownership of Certain Beneficial Owners and Management, Executive Compensation and Certain Transactions with Management and Directors captions of the Registrant's definitive proxy statement dated April 2, 1999 for its May 4, 1999 Annual Shareholders Meeting, to be filed with the Securities and Exchange Commission in April 1999, and such information is incorporated herein by reference; provided, however the report of the compensation committee on executive compensation, the stock performance graph and the ten-year option/SAR repricings table shall not be deemed to be so incorporated by reference. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the 1999 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1) & (2) The Consolidated Financial Statements and Schedule of the Company and its subsidiaries and independent auditors' reports thereon are included on pages 22 through 39 of this Annual Report on Form 10-K:

                                                                                            PAGE
                                                                                            -----
Independent Auditors' Report--Ernst & Young LLP........................................          22

Independent Auditors' Report--KPMG LLP.................................................          23

Consolidated Balance Sheets--December 31, 1998 and 1997................................          24

Consolidated Statements of Operations--Years Ended
  December 31, 1998, 1997 and 1996.....................................................          25

Consolidated Statements of Stockholders' Equity --
  Years Ended December 31, 1998, 1997 and 1996.........................................          26

Consolidated Statements of Cash Flows--Years Ended
  December 31, 1998, 1997 and 1996.....................................................          27

Notes to Consolidated Financial Statements.............................................          28

Schedule II--Valuation and Qualifying Statements.......................................          39

    All other Schedules are omitted because the required information is not applicable or information is presented in the Consolidated Financial Statements or related notes.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors

Option Care, Inc.

    We have audited the accompanying consolidated balance sheet of Option Care, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Option Care, Inc. and subsidiaries at December 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

Chicago, Illinois
March 18, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Option Care, Inc.:

    We have audited the accompanying consolidated balance sheet of Option Care, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Option Care, Inc. and subsidiaries at December 31, 1997, and the consolidated results of its operations and its cash flows for the two-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          KPMG LLP

Chicago, Illinois
March 26, 1998

                       OPTION CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 AT DECEMBER 31

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                1998       1997
                                                                                              ---------  ---------
                                                      ASSETS
Current assets:
  Cash and cash equivalents.................................................................  $   3,665  $      --
  Trade accounts receivable, less allowance of $3,576 and $3,753, respectively..............     23,544     34,138
  Current portion of notes receivable, less allowance of $29 and $151, respectively.........        240        439
  Inventory, net............................................................................      2,097      2,289
  Deferred income tax benefit...............................................................      1,963      2,108
  Prepaid expenses..........................................................................        519      2,324
  Other current assets......................................................................        320        605
                                                                                              ---------  ---------
    Total current assets....................................................................     32,348     41,903
  Notes receivable, less current portion....................................................        168        296
  Equipment and other fixed assets, net.....................................................      6,085      6,014
  Goodwill, net.............................................................................     19,025     18,271
  Other intangible assets, net..............................................................      1,035      1,624
  Other long-term assets....................................................................        231        531
                                                                                              ---------  ---------
    Total assets............................................................................  $  58,892  $  68,639
                                                                                              ---------  ---------
                                                                                              ---------  ---------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft............................................................................  $      --  $     145
  Current portion of long-term debt.........................................................        262        314
  Trade accounts payable....................................................................      6,493      8,206
  Accrued wages and related employee benefits...............................................      2,665      2,834
  Accrued expenses..........................................................................      3,132      4,503
                                                                                              ---------  ---------
      Total current liabilities.............................................................     12,552     16,002
                                                                                              ---------  ---------
  Long-term debt, less current portion......................................................     22,096     28,801
  Other long-term liabilities...............................................................        450        419
  Minority interest.........................................................................         55         15
                                                                                              ---------  ---------
      Total liabilities.....................................................................     35,153     45,237
                                                                                              ---------  ---------
  Stockholders' equity:
    Common stock, $.01 par value, 30,000,000 shares authorized, 11,006,386 and 10,731,918
      shares issued and outstanding, respectively...........................................        110        108
    Common stock to be issued, 439,627 and 296,650 shares, respectively.....................      1,227      1,425
    Additional paid-in capital..............................................................     43,273     42,049
    Accumulated deficit.....................................................................    (20,871)   (20,180)
                                                                                              ---------  ---------
      Total stockholders' equity............................................................     23,739     23,402
                                                                                              ---------  ---------
      Total liabilities and stockholders' equity............................................  $  58,892  $  68,639
                                                                                              ---------  ---------
                                                                                              ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                       OPTION CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                    1998       1997        1996
                                                                                 ----------  ---------  ----------
Revenue:
  Patient care services........................................................  $   96,119  $  81,104  $   49,035
  Product sales and network management.........................................       9,583      8,907       9,293
  Royalty fees and other.......................................................       8,700      9,966      12,193
                                                                                 ----------  ---------  ----------
    Total revenue..............................................................     114,402     99,977      70,521
Cost of revenue:
  Patient care services operations.............................................      41,695     42,268      29,038
  Products and network management services sold................................      51,904     36,875      22,160
                                                                                 ----------  ---------  ----------
    Total cost of revenue......................................................      93,599     79,143      51,198
                                                                                 ----------  ---------  ----------
Gross profit...................................................................      20,803     20,834      19,323
Operating expenses:
  Selling, general and administrative expense..................................      13,868     12,989      10,676
  Provision for doubtful accounts..............................................       4,936      5,750       1,861
  Amortization of goodwill.....................................................         504        386         960
  Asset write-offs and other charges...........................................          --      3,902      24,164
                                                                                 ----------  ---------  ----------
    Total operating expenses...................................................      19,308     23,027      37,661
                                                                                 ----------  ---------  ----------
Operating income (loss)........................................................       1,495     (2,193)    (18,338)
Other income (expense), net:
  Interest expense.............................................................      (2,392)    (1,711)       (550)
  Other, net...................................................................       1,048        567         930
                                                                                 ----------  ---------  ----------
Total other income (expense), net..............................................      (1,344)    (1,144)        380
                                                                                 ----------  ---------  ----------
Income (loss) before income taxes..............................................         151     (3,337)    (17,958)
Provision (benefit) for income taxes...........................................         842     (1,240)      2,298
                                                                                 ----------  ---------  ----------
  Net loss.....................................................................  $     (691) $  (2,097) $  (20,256)
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------
Net loss per common share:
  Basic........................................................................  $    (0.06) $   (0.19) $    (1.93)
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------
  Diluted......................................................................  $    (0.06) $   (0.19) $    (1.93)
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------
Shares used in computing net loss per common share:
  Basic........................................................................      11,071     10,879      10,494
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------
  Diluted......................................................................      11,071     10,879      10,494
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                       OPTION CARE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            YEARS ENDED DECEMBER 31

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                      COMMON                    RETAINED
                                                                     STOCK TO    ADDITIONAL     EARNINGS/
                                                        COMMON          BE         PAID-IN    (ACCUMULATED   STOCKHOLDERS
                                                         STOCK        ISSUED       CAPITAL      DEFICIT)        EQUITY
                                                     -------------  -----------  -----------  -------------  ------------
December 31, 1995..................................          105            --       41,151         2,250         43,506
                                                             ---         -----   -----------  -------------  ------------
Net Loss...........................................           --            --           --       (20,256)       (20,256)
Distribution to Sub S Corporation..................           --            --           --           (77)           (77)
Common Stock to be issued..........................           --           126           --            --            126
Issuance of Common Stock...........................            1            --          366            --            367
                                                             ---         -----   -----------  -------------  ------------
December 31, 1996..................................          106           126       41,517       (18,083)        23,666
                                                             ---         -----   -----------  -------------  ------------
Net Loss...........................................           --            --           --        (2,097)        (2,097)
Common Stock to be issued, net.....................           --         1,299           --            --          1,299
Issuance of Common Stock...........................            2            --          532            --            534
                                                             ---         -----   -----------  -------------  ------------
December 31, 1997..................................          108         1,425       42,049       (20,180)        23,402
Net Loss...........................................           --            --           --          (691)          (691)
Common Stock to be issued, net.....................           --          (198)          --            --           (198)
Issuance of Common Stock...........................            2            --        1,224            --          1,226
                                                             ---         -----   -----------  -------------  ------------
December 31, 1998..................................          110         1,227       43,273       (20,871)        23,739
                                                             ---         -----   -----------  -------------  ------------
                                                             ---         -----   -----------  -------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                       OPTION CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                   1998        1997        1996
                                                                                 ---------  ----------  ----------
Cash flows from operating activities:
  Net loss.....................................................................  $    (691) $   (2,097) $  (20,256)
  Adjustments to reconcile net loss to net cash provided (used) by operating activities:
    Depreciation and amortization..............................................      3,473       3,108       2,521
    Provision for doubtful accounts............................................      4,936       5,750       1,861
    Asset write-offs and other charges.........................................         --       3,902      24,164
  Changes in assets and liabilities, net of effects from acquisitions:
    Trade accounts and notes receivable........................................      5,985     (12,590)     (2,320)
    Inventory..................................................................        192          17         180
    Deferred income taxes benefit..............................................        145      (1,591)       (139)
    Prepaid expenses and other current assets..................................      2,090      (1,073)     (1,205)
    Trade accounts payable.....................................................     (1,713)      2,423      (1,015)
    Accrued wages and related benefits.........................................       (169)        996
    Accrued expenses and minority interest.....................................     (1,331)     (1,852)       (975)
                                                                                 ---------  ----------  ----------
      Net cash provided (used) by operating activities.........................     12,917      (3,007)      2,816
                                                                                 ---------  ----------  ----------
Cash flows from investing activities:
  Purchases of equipment and other, net........................................     (2,120)     (3,878)     (1,423)
  Other assets, net............................................................         --      (2,331)       (426)
  Payments for acquisitions, net of cash acquired..............................     (1,258)     (9,210)     (4,636)
                                                                                 ---------  ----------  ----------
      Net cash used by investing activities....................................     (3,378)    (15,419)     (6,485)
                                                                                 ---------  ----------  ----------
Cash flows from financing activities:
  Cash overdraft...............................................................       (145)        145          --
  Net (payments) borrowings under revolving credit agreement...................     (6,400)     16,300       5,800
  Payments on capital leases...................................................       (142)     (1,033)       (543)
  Payments of notes payable....................................................       (215)       (168)     (1,157)
  Issuance of common stock.....................................................      1,028       1,959         367
  Distribution to S Corporation................................................         --          --         (77)
                                                                                 ---------  ----------  ----------
      Net cash provided (used) by financing activities.........................     (5,874)     17,203       4,390
                                                                                 ---------  ----------  ----------
Net increase (decrease) in cash and cash equivalents...........................      3,665      (1,223)        721
Cash and cash equivalents, beginning of year...................................         --       1,223         502
                                                                                 ---------  ----------  ----------
Cash and cash equivalents, end of year.........................................  $   3,665  $       --  $    1,223
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                       OPTION CARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) DESCRIPTION OF BUSINESS

    Option Care, Inc. (together with its subsidiaries, collectively "the Company") provides infusion therapy and other ancillary home and alternate site healthcare services through its owned locations and its supporting franchise network. In addition, the Company operates a wholly owned subsidiary that supplies state of the art data management products and services to the home and alternate site healthcare industry.

    The Company was incorporated in Delaware on July 9, 1991. The Company's predecessor was incorporated in California in January 1984. As of December 31, 1998, 145 Option Care locations, including satellite locations, were operating in assigned territories in 35 states. Existing locations include 121 locations owned and operated by franchise owners and 24 locations owned and operated by the Company.

    (B) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include Option Care, Inc. and its 50 percent or more owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    (C) USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

    (D) CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    (E) FINANCIAL INSTRUMENTS

    The fair value of the Company's financial instruments approximates their carrying value.

    (F) INVENTORY

    Inventory, which consists primarily of medical supplies and pharmaceuticals is stated at cost, which approximates market, on a first-in, first-out (FIFO) basis.

    (G) LONG-LIVED ASSETS

    Equipment and other fixed assets are stated at cost. Equipment purchased under capital leases is stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease.

    Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements and equipment purchased under capital leases are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset.

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Goodwill, which represents the excess of fair market value over the cost of net assets acquired, is amortized on a straight-line basis over 40 years. Accumulated amortization was $1,483 and $979 at December 31, 1998 and 1997, respectively.

    Long-lived assets and certain identifiable intangibles are reviewed for impairment in value based upon undiscounted future cash flows, and appropriate losses are recognized, whenever the carrying amount of an asset may not be recovered.

    (H) INCOME TAXES

    The Company files a consolidated federal income tax return with all of its 80 percent or more owned subsidiaries. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated financial statements in the period that includes the enactment date.

    (I) REVENUE RECOGNITION

    (i) Patient care service revenue is reported at the estimated realized amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and are adjusted in future periods as final settlements are determined.

    During 1998 and 1997, approximately 25% and 40%, respectively, of patient care service revenue and patient account receivables was from governmental programs. Governmental programs pay for services based on fee schedules and rates which are determined by the related governmental agency. The Company's concentration of credit risk relating to trade account receivables is limited due to the diversity of patients and payors.

    Laws and regulations governing government programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the government programs.

    (ii) Royalty fees are recognized when cash is reported as received by the franchises. Franchise agreements provide for royalties on either 9% of gross cash receipts (subject to certain minimums and discounts), or on a sliding scale ranging from 9% to 2% depending on the levels of such receipts and other certain factors. Initial franchise fees are recognized when franchise training and substantially all other services have been provided.

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (J) NET INCOME (LOSS) PER COMMON SHARE

    The reconciliation of net income (loss) per weighted average common share for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                              FOR THE YEAR ENDED DECEMBER 31, 1998
                                                                              -------------------------------------
                                                                                 LOSS        SHARES      PER SHARE
                                                                              ----------  ------------  -----------
Basic EPS
  Net loss..................................................................  $     (691)   11,070,820   $   (0.06)
  Effect of dilutive securities.............................................          --            --          --
                                                                              ----------  ------------  -----------
Diluted EPS.................................................................  $     (691)   11,070,820   $   (0.06)
                                                                              ----------  ------------  -----------
                                                                              ----------  ------------  -----------


                                                                              FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                              -------------------------------------
                                                                                 LOSS        SHARES      PER SHARE
                                                                              ----------  ------------  -----------
Basic EPS
  Net loss..................................................................  $   (2,097)   10,879,000   $   (0.19)
  Effect of dilutive securities.............................................          --            --          --
                                                                              ----------  ------------  -----------
Diluted EPS.................................................................  $   (2,097)   10,879,000   $   (0.19)
                                                                              ----------  ------------  -----------
                                                                              ----------  ------------  -----------

                                                                              FOR THE YEAR ENDED DECEMBER 31, 1996
                                                                              -------------------------------------
                                                                                 LOSS        SHARES      PER SHARE
                                                                              ----------  ------------  -----------
Basic EPS
  Net loss..................................................................  $  (20,256)   10,494,000   $   (1.93)
  Effect of dilutive securities.............................................          --            --          --
                                                                              ----------  ------------  -----------
Diluted EPS.................................................................  $  (20,256)   10,494,000   $   (1.93)
                                                                              ----------  ------------  -----------
                                                                              ----------  ------------  -----------

    (K) RECLASSIFICATIONS

    Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

(2) BUSINESS COMBINATIONS

    At various dates during 1997, the Company purchased the assets of franchises located in Vista and Victorville, CA, Miami, FL, Ann Arbor and Grand Haven, MI and Lincoln and Grand Island, NE. The Company also purchased the assets of other healthcare related businesses in Victorville, CA and Miami, FL. The aggregate purchase price for these transactions was $10,689, of which $9,129 was paid in cash, $1,260 in short-term obligations and $300 in forgiveness of accounts receivable. The purchase method of accounting was used and $9,026 of goodwill was recorded. The accompanying consolidated financial statements include the results of operations of all acquired businesses from the date of acquisition.

    The Company recorded an additional $1,257 and $1,758 of goodwill, in 1998 and 1997, respectively, from payments made under certain of the Company's purchase agreements due to the meeting of certain

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(2) BUSINESS COMBINATIONS (CONTINUED)
financial milestones. The obligations due to contractual commitments that will be paid in shares of the Company's Common Stock has been recorded as common stock to be issued in the equity section of the consolidated financial statements.

    The unaudited pro-forma results of operations, affected by the acquisitions accounted for as purchases as if they had occurred as of January 1, 1996, were as follows:

                                                                                               1997        1996
                                                                                            ----------  ----------
Net revenue...............................................................................  $  104,008  $   90,668
Net loss..................................................................................      (2,040)    (19,850)
Net loss per common share.................................................................       (0.19)      (1.89)

    At various dates during 1996, the Company purchased the assets of franchises located in Bethel and Milford, OH, Everett and Kennewick, WA as well as all the outstanding stock of the franchise located in Oklahoma City, OK. The Company also purchased the outstanding minority interest in the Bullhead City, AZ location. The Company also purchased the assets of other healthcare related businesses in Bethel and Milford, OH, Kirsksville, MO, Jefferson City, MO, Bullhead City, AZ, Grand Junction, CO, Little Rock, AR, Ontario, CA and Houston, TX. The aggregate purchase price for these transactions, except for the Oklahoma City acquisition was $7,220, of which $4,652 was paid in cash, $1,305 in short-term obligations, $471 in long-term obligations and $792 in forgiveness of accounts receivable. The purchase method of accounting was used and $2,518, of goodwill was recorded.

    The Oklahoma City franchise, which was acquired through the issuance of 500,000 shares of common stock, was accounted for as a pooling of interests, and the accompanying consolidated financial statements have been restated by immaterial amounts to reflect this transaction.

    The accompanying consolidated financial statements include the results of operations of all other acquired businesses from the date of acquisition. The unaudited pro-forma results of operations, affected by the acquisitions accounted for as purchases as if they had occurred as of January 1, 1995, was as follows:

                                                                                                1996       1995
                                                                                             ----------  ---------
Total revenues.............................................................................  $   77,502  $  88,017
Net income (loss)..........................................................................     (20,233)     3,397
Net income (loss) per common share.........................................................       (1.93)      0.32

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(3) EQUIPMENT AND OTHER FIXED ASSETS

    Equipment and other fixed assets consists of:

                                                                                                1998       1997
                                                                                              ---------  ---------
Equipment...................................................................................  $  12,189  $  10,787
Computer software...........................................................................        613        149
Leasehold improvements......................................................................      1,140      1,064
                                                                                              ---------  ---------
                                                                                                 13,942     12,000
Less accumulated depreciation and amortization..............................................      7,857      5,986
                                                                                              ---------  ---------
                                                                                              $   6,085  $   6,014
                                                                                              ---------  ---------
                                                                                              ---------  ---------

(4) LONG-TERM DEBT

    Long-term debt consists of:

                                                                                                1998       1997
                                                                                              ---------  ---------
Revolving credit facility...................................................................  $  21,800  $  28,200
Notes payable, secured by various assets, with maturities through 2005 at interest rates
  ranging from 8% to 10%....................................................................        210        425
Capital lease obligations...................................................................        348        490
                                                                                              ---------  ---------
                                                                                                 22,358     29,115
Less current portion........................................................................        262        314
                                                                                              ---------  ---------
Long-term debt..............................................................................  $  22,096  $  28,801
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    Maturities of long-term debt and capital lease obligations are:

                                                                                       CAPITAL
                             YEAR ENDING                                LONG-TERM       LEASE
                            DECEMBER 31,                                  DEBT       OBLIGATIONS
                         ------------------                            -----------  -------------
1999.................................................................   $      55     $     249
2000.................................................................      21,838(1)         144
2001.................................................................          34            28
2002.................................................................          26             5
2003 and beyond......................................................          57            --
                                                                       -----------        -----
                                                                        $  22,010           426
                                                                       -----------
                                                                       -----------
Less amounts representing interest...................................                        78
                                                                                          -----
Present value of net minimum lease payments..........................                 $     348
                                                                                          -----
                                                                                          -----

------------------------

(1) On February 5, 1999, the amount outstanding under the Company's revolving credit facility was refinanced as detailed below.

    At December 31, 1998 and 1997, the Company had a $35,000 revolving credit agreement, of which there were outstanding borrowings of $21,800 and $28,200, respectively. Borrowings under this revolving

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(4) LONG-TERM DEBT (CONTINUED)
credit facility were used to satisfy the Company's working capital requirements. The effective borrowing rate of interest under this facility as of December 31, 1998 averaged 9.6%, as a result of the non-compliance of the interest coverage covenant. The interest rate paid by the Company on its outstanding liability was 2% above the bank's reference rate plus an additional 0.25%. The Company retired its existing amount due in its entirety and terminated this facility on February 5, 1999.

    On February 5, 1999, the Company entered into a $25,000 Loan and Security Agreement ("Agreement") with BankAmerica Business Credit that replaces the former facility. The Agreement provides for borrowings up to $25,000 and requires the Company to meet certain financial covenants including, but not limited to: fixed charge coverage ratio; debt ratio; and limitation on annual capital expenditures. The Agreement provides for, among other things, the ability to meet working capital needs and to retire in its entirety the Company's existing facility. The Company is subject to an early termination fee if the loan is terminated prior to its natural expiration of February 2002. The Company paid a facility fee of $185 at time of signing the Agreement. The Agreement provides for an annual commitment fee paid by the Company of 0.25% on the average daily unused amount of the facility. The Agreement prohibits the Company from declaring any cash dividends on its common stock. The Company may elect interest rates ranging from various LIBOR periods plus a 2.125% margin, to the bank's reference rate.

    Availability under the facility is related to a percentage of the Company's net outstanding account receivable balances, as defined, less certain ineligible amounts, as defined in the Agreement. The facility is secured by all of the issued and outstanding Common Stock of the Company. In addition to the Company's assets, the John N. Kapoor Trust, dated September 20, 1989, (the "Trust"), has pledged an irrevocable letter of credit totaling $7,000 in favor of the lending bank to support borrowings, if any, that exceed the allowable collateral base as defined in the Agreement. Overall borrowings allowable under the Agreement are limited to the lessor of total allowable collateral base plus amounts available that are supported by the letter of credit or $25,000. The Company has entered into an agreement with the Trust which provides the monthly payment of a monitoring fee as well as all expenses related to the set up and maintenance of the letter of credit.

    In the case of a draw on the letter of credit pledged, the Company may elect, at its option, to issue to the Trust a Convertible Note (the "Note") for the amount of such draw. The Trust has the option, at any time up to and including January 31, 2000 or until the Note has been paid in full, to convert all or a portion of the unpaid amount of such Note into Common Stock of the Company, at a price equal to the average closing price per share of the Common Stock during the five days preceding the receipt of the Note.

    The Company leases certain medical equipment under long-term lease agreements. Most of these agreements have a term of 36 months and are classified as capital leases. The net book value of the medical equipment under capital leases were $298 and $162 for 1998 and 1997, respectively.

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(5) PROVISION FOR INCOME TAXES

    The income tax provision (benefit) consisted of the following (in thousands):

                                                                   CURRENT    DEFERRED     TOTAL
                                                                 -----------  ---------  ---------
1998:
Federal........................................................   $     493   $     233  $     726
State..........................................................          82          34        116
                                                                 -----------  ---------  ---------
                                                                  $     575   $     267  $     842
                                                                 -----------  ---------  ---------
                                                                 -----------  ---------  ---------
1997:
Federal........................................................   $      --   $  (1,464) $  (1,464)
State..........................................................         482        (258)       224
                                                                 -----------  ---------  ---------
                                                                  $     482   $  (1,722) $  (1,240)
                                                                 -----------  ---------  ---------
                                                                 -----------  ---------  ---------
1996:
Federal........................................................   $   2,012   $    (108) $   1,904
State..........................................................         425         (31)       394
                                                                 -----------  ---------  ---------
                                                                  $   2,437   $    (139) $   2,298
                                                                 -----------  ---------  ---------
                                                                 -----------  ---------  ---------

    A reconciliation between the income tax expense (benefit) recognized in the Company's Consolidated Statement of Operations and the income tax expense (benefit) computed by applying the U.S. Federal corporate income tax rate of 34%, 35% and 34% for 1998, 1997 and 1996, respectively, to earnings (loss) before income taxes follows:

                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
Computed "expected" tax expense (benefit)............................................  $      51  $  (1,168) $  (6,124)
Increase in income taxes resulting from:
  Amortization of goodwill...........................................................         55         56      8,248
  State income taxes, net of federal income tax benefit..............................          8       (143)       260
  Settlement of 1992-1995 IRS audit and adjustments..................................        739         --         --
  Other, net.........................................................................        (11)        15        (86)
                                                                                       ---------  ---------  ---------
Total provision (benefit)............................................................  $     842  $  (1,240) $   2,298
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(5) PROVISION FOR INCOME TAXES (CONTINUED)
    Deferred tax assets and (liabilities) at December 31, 1998 and 1997 include:

                                                                                 1998                      1997
                                                                       ------------------------  ------------------------
                                                                         CURRENT    NONCURRENT     CURRENT    NONCURRENT
                                                                       -----------  -----------  -----------  -----------
Deferred tax assets:
Allowance for doubtful accounts......................................   $   1,395    $      --    $   1,451    $      --
Allowance for notes receivable.......................................          11           --           65           --
Accrued expenses.....................................................          42           --          137           --
Severance accrual....................................................         103           --          252           --
Reserve for discontinued operations..................................         115           --           --           --
Capital loss carryforward............................................          --          575           --          590
Net operating loss carryforward......................................          --          718           --          651
Other, net...........................................................         378           --          286           --
                                                                       -----------  -----------  -----------  -----------
Total deferred tax assets............................................   $   2,044    $   1,293    $   2,191    $   1,241
Valuation allowance..................................................          --         (575)          --         (590)
                                                                       -----------  -----------  -----------  -----------
Net deferred tax asset...............................................   $   2,044    $     718    $   2,191    $     651
Deferred tax liabilities:
Tax over book depreciation...........................................          --         (172)          --         (103)
Intangible assets....................................................          --         (434)          --         (126)
Tax accounting change................................................         (81)          --          (83)         (83)
Other, net...........................................................          --         (103)          --         (208)
                                                                       -----------  -----------  -----------  -----------
Total deferred tax liabilities.......................................         (81)        (709)         (83)        (520)
                                                                       -----------  -----------  -----------  -----------
Net deferred tax asset...............................................   $   1,963    $       9    $   2,108    $     131
                                                                       -----------  -----------  -----------  -----------
                                                                       -----------  -----------  -----------  -----------

    The Company has a capital loss carryforward of $1,475, which expires in 2001. The valuation allowance of $575 and $590, for 1998 and 1997, respectively, has changed due to a reduction in the effective tax rate to 39%. The Company has a net operating loss carryforward of $1,839, of which $1,628 expires in 2012 and $211 expires in 2018. In 1998, the Company incurred additional expenses for taxes due to the settlement of an IRS audit for prior years and the corresponding adjustment to deferred taxes.

    The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

(6) STOCK INCENTIVE PLAN

    The Company's Amended and Restated Incentive Plan (1997) was originally adopted by the Board and approved by the shareholders on September 11, 1991 and amended on February 21, 1997 (the "Incentive Plan"). The Incentive Plan provides for the award of cash, stock, and stock unit bonuses, and the grant of stock options and stock appreciation rights ("SARs"), to officers and employees of the Company and its subsidiaries and other persons who provide services to the Company on a regular basis. On February 21, 1997, the Company's Board approved an increase in the amount of shares reserved for the Incentive Plan to 2,000,000 shares of Common Stock. All options under the Incentive Plan must be

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(6) STOCK INCENTIVE PLAN (CONTINUED)
exercised within ten years after the grant date. As of December 31, 1998, no cash, stock, stock unit bonuses or SARs have been granted pursuant to the Incentive Plan.

    The following schedule details the changes in options granted under the Company's Stock Incentive Plan for the three years ending December 31, 1998:

                                                               1998                     1997                     1996
                                                      -----------------------  -----------------------  ----------------------
                                                                   WEIGHTED-                WEIGHTED-               WEIGHTED-
                                                                    AVERAGE                  AVERAGE                 AVERAGE
                                                                   EXERCISE                 EXERCISE                EXERCISE
OPTIONS                                                 SHARES       PRICE       SHARES       PRICE      SHARES       PRICE
----------------------------------------------------  ----------  -----------  ----------  -----------  ---------  -----------
Outstanding at beginning of year....................     977,715   $    4.16      965,447   $    3.58     870,230   $    3.52
Granted.............................................     928,300        1.63      527,250        5.34     197,350        4.47
Exercised...........................................     (18,250)       3.28     (160,748)       2.54     (42,428)       2.66
Terminated..........................................    (462,925)       3.95     (354,234)       5.11     (59,705)       2.88
                                                      ----------               ----------               ---------
Outstanding at end of year..........................   1,424,840        1.95      977,715        4.16     965,447        3.58
                                                      ----------               ----------               ---------
                                                      ----------               ----------               ---------
Options exercisable at year-end.....................     435,123                  354,514                 317,223
Weighted Average fair value of options granted
  during the year...................................  $     0.89(1)            $     2.53               $    1.71

------------------------

(1) Includes an aggregate of 262,500 shares of options re-priced from exercise prices ranging from $3.375 to $6.00, to an exercise price of $.75.

    The following table summarizes information about the Company's Stock Incentive Plan and options outstanding at December 31, 1998:

                                                        OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                            -------------------------------------------  ----------------------------
                                                         WEIGHTED-AVG.
                 RANGE OF                     NUMBER       REMAINING                       NUMBER
                 EXERCISE                   OUTSTANDING   CONTRACTUAL    WEIGHTED-AVG.   EXERCISABLE   WEIGHTED-AVG.
                  PRICES                    AT 12/31/98      LIFE       EXERCISE PRICE   AT 12/31/98  EXERCISE PRICE
              -------------                 -----------  -------------  ---------------  -----------  ---------------
$0.75 to $1.00............................     877,600      9.5 years      $    0.76         59,226      $    0.75
$2.25 to $3.47............................     196,015      7.0 years      $    3.10        118,388      $    2.98
$3.75 to $4.38............................     305,962      6.5 years      $    4.04        233,198      $    4.05
$5.00 to $7.50............................      45,263      8.1 years      $    5.95         24,311      $    5.92
                                            -----------                                  -----------
$0.75 to $7.50............................   1,424,840                                      435,123
                                            -----------                                  -----------
                                            -----------                                  -----------

    The 1996 Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company's Common Stock through payroll deductions not exceeding 15% of base wages, at a 15% discount from market price on the grant date. During 1998, there were 108,580 shares issued that related to the plan.

    The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans.

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(6) STOCK INCENTIVE PLAN (CONTINUED)
    Had compensation cost for the Company's stock-based compensations plans been determined based on FASB Statement No. 123, the Company's net loss and loss per common share in 1998, 1997 and 1996 would have been the pro forma amounts indicated below:

                                                                                     1998       1997        1996
                                                                                   ---------  ---------  ----------
Net loss:
  as reported....................................................................  $    (691) $  (2,097) $  (20,256)
  pro forma......................................................................  $  (1,068) $  (2,520) $  (20,449)
Net loss per common and common equivalent share:
  as reported....................................................................  $   (0.06) $   (0.19) $    (1.93)
  pro forma......................................................................  $   (0.10) $   (0.24) $    (1.95)

    The fair value of options granted under the Company's stock option plan during 1998, 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 65% for 1998 and 45% for 1997 and 30% for 1996, risk free interest rate of 4.65% for 1998, 5.75% for 1997 and 6.25% for 1996, and expected lives of 5 years for all three years.

(7) RETIREMENT PLAN

    All employees who have attained the age of 20 1/2 with one year's service are eligible for participation in the Company's 401(k) Plan. The employer's matching contribution is a percentage of the amount contributed by each employee and is funded on a current basis. The expense recognized in 1998, 1997, and 1996 related to this plan totaled $106, $176 and $298, respectively.

(8) ASSET WRITE-OFFS AND OTHER CHARGES

    During the fourth quarter of 1997, the Company evaluated its operations which resulted in the initiation of a cost reduction program and disposition of certain underperforming assets. In conjunction with its evaluation of operations, the Company recorded $3,902 in asset write-offs and other charges. The charge consists of $1,395 of cash charges, of which payments of $759 were made in 1997 and $636 were made in 1998.

(9) COMMITMENTS AND CONTINGENCIES

    The Company may be required, upon death or termination of employment, to purchase stock of certain minority shareholders of subsidiaries.

    Certain of the Company's purchase agreements for acquisitions made in 1997 and 1996, obligate the Company, upon the acquired businesses meeting of determined milestones, the attainment of certain financial results or contractually, to pay additional consideration to former owners representing additional purchase price for these acquisitions. The contingency period for these payments is through December 31, 2001. Amounts to be paid out under these agreements, of which certain amounts will be paid out in Common Stock of the Company, will be recorded as additional goodwill in the year that the amounts become certain.

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(9) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company is subject to claims and legal actions that may arise in the ordinary course of business. However, the Company maintains professional liability and other insurance to protect against such claims or legal actions. The Company is not aware of any litigation either pending or filed that might have a potential impact on the Company's financial position and statement of operations.

    The Company leases office space under leases which are classified as operating leases. Operating lease expense for 1998, 1997 and 1996 was $2,980, $3,286, and $2,609, respectively. The future minimum lease payments for these leases are as follows:

YEAR ENDING DECEMBER 31,
-------------------------------------------------------------------------------------
        1999.........................................................................  $   1,979
        2000.........................................................................      1,621
        2001.........................................................................      1,386
        2002.........................................................................        859
        2003 and beyond..............................................................        533
                                                                                       ---------
                                                                                       $   6,378
                                                                                       ---------
                                                                                       ---------

(10) SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
Interest and taxes paid (refund):
Interest.............................................................................  $   3,125  $   1,568  $     899
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Income taxes (refund)................................................................  $    (876) $   2,085  $   2,105
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Noncash investing and financing activities:
Stock issued for franchise acquisitions..............................................  $      --  $   1,260  $     244
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Notes issued for franchise acquisitions..............................................  $      --  $      --  $   1,776
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Additions to obligations under capital leases........................................  $      23  $     465  $      85
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Additions to subleases under direct financing leases.................................  $      --  $      --  $      45
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

                       OPTION CARE, INC. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                 (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

                                                         BALANCE                                               BALANCE
                                                        BEGINNING        (A)         CHARGED        (B)          END
YEAR ENDED                                              OF PERIOD   ACQUISITIONS   TO EXPENSE   DEDUCTIONS    OF PERIOD
-----------------------------------------------------  -----------  -------------  -----------  -----------  -----------
December 31, 1996....................................       1,273           306         1,861       (1,702)       1,738
                                                            -----         -----         -----   -----------       -----
                                                            -----         -----         -----   -----------       -----
December 31, 1997....................................       1,738         1,049         5,715       (4,749)       3,753
                                                            -----         -----         -----   -----------       -----
                                                            -----         -----         -----   -----------       -----
December 31, 1998....................................       3,753            --         4,936       (5,113)       3,576
                                                            -----         -----         -----   -----------       -----
                                                            -----         -----         -----   -----------       -----

ALLOWANCE FOR UNCOLLECTIBLE NOTES RECEIVABLE:

                                                         BALANCE                                               BALANCE
                                                        BEGINNING        (A)         CHARGED        (B)          END
YEAR ENDED                                              OF PERIOD   ACQUISITIONS   TO EXPENSE   DEDUCTIONS    OF PERIOD
-----------------------------------------------------  -----------  -------------  -----------  -----------  -----------
December 31, 1996....................................         342            --            --         (226)         116
                                                            -----         -----         -----   -----------       -----
                                                            -----         -----         -----   -----------       -----
December 31, 1997....................................         116            --            35           --          151
                                                            -----         -----         -----   -----------       -----
                                                            -----         -----         -----   -----------       -----
December 31, 1998....................................         151            --            --         (122)          29
                                                            -----         -----         -----   -----------       -----
                                                            -----         -----         -----   -----------       -----

------------------------

(A) Represents balances related to companies acquired during the year.

(B) Represents accounts written off.

    (a)(3) Exhibits:

EXHIBIT
NUMBER
---------

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

10.2(b)    Amendment to the 1991 Stock Incentive Plan of the Registrant, dated May 22, 1997. Filed as Exhibit
           10.2(b) to the Company's Annual Report on Form 10-K for the year ending December 31, 1997 and incorporated by reference herein *

10.3       Option Care, Inc. 401(k) Profit Sharing Plan. Filed as Exhibit 10(b) to the Company's Registration
           Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein. *

10.3(a)    Amendment to the 1992 401(k) Profit Sharing Plan of the Registrant dated January 1, 1996. Filed as
           Exhibit 10.3(a) to the Company's Annual Report on Form 10-K for the year ending December 31, 1997 and incorporated by reference herein. *

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

EXHIBIT
NUMBER
---------
10.8       Credit Agreement with ancillary documentation dated December 23, 1996, among Registrant, Option Care
           Enterprises, Inc. ("OCE"), Option Care, Inc. (California), and Option Care Capital Services and PNC Bank
           as agent and lender and Harris Bank and The Northern Trust Company as lenders re: $30,000,000 credit agreement. Filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ending
           December 31, 1996 and incorporated by reference herein.

10.8(a)    Amendment 1 to Credit Agreement dated February 5, 1997, among Registrant, Option Care Enterprises, Inc.
           ("OCE"), Option Care, Inc. (California), and PNC Bank as agent and lender and Harris Bank and The
           Northern Trust Company as lenders. Filed as Exhibit 10.8(a) to the Company's Annual Report on Form 10-K
           for the year ending December 31, 1997 and incorporated by reference herein.

10.8(b)    Amendment 5 to Credit Agreement dated March 25, among Registrant, Option Care Enterprises, Inc. ("OCE"),
           Option Care, Inc. (California), and PNC Bank as agent and lender and Harris Bank, The Northern Trust
           Company and The First National Bank of Chicago as lenders re: an extension to the original revolving credit agreement to January 2000. Filed as Exhibit 10.8(b) to the Company's Annual Report on Form 10-K
           for the year ending December 31, 1997 and incorporated by reference herein.

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

10.13      Promissory Note between Home Pharmacy Inc. and Option Care, Inc., dated February 1, 1997. Filed as
           Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ending December 31, 1997 and incorporated by reference herein.

10.14      Management Agreement between Pinecrest Healthcare Consultants, Inc., and Option Care, Inc. dated April,
           1997. Filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ending December
           31, 1997 and incorporated by reference herein. *

10.15      Amended Option Care, Inc. 1996 Employee Stock Purchase Plan, dated January 1, 1996. Filed as Exhibit
           10.19 to the Company's Annual Report on Form 10-K for the year ending December 31, 1995 and incorporated by reference herein. *

10.16      Renewal, dated May 2, 1997, of the Executive Severance Agreement between Erick E. Hanson and Option
           Care, Inc., dated June 28, 1996 incorporated by reference herein. *

10.17      Executive Severance Agreement between James A. Hodges, Jr. and Option Care, Inc., dated December 19,
           1997. Filed as Exhibit 10.17 to the Company's Annual Report for the year ending December 31, 1997 and incorporated by reference herein.*

10.18      Executive Severance Agreement between Cathy Bellehumeur and Option Care, Inc., dated November 12, 1997.
           Filed as Exhibit 10.18 to the Company's Annual Report for the year ending December 31, 1997 and incorporated by reference herein.*

EXHIBIT
NUMBER
---------
10.19      Promissory Note between Felice, Inc., and Option Care, Inc., dated March 11, 1997. Filed as Exhibit
           10.19 to the Company's Annual Report for year ending December 31, 1997 and incorporated by reference herein.*

10.20      Promissory Note between C.R. I.V. Service, Inc., and Option Care, Inc., dated April 24, 1997. Filed as
           Exhibit 10.20 to the Company's Annual Report for year ending December 31, 1997 and incorporated by reference herein. *

10.21      Promissory Note between Eugene and Susan Lutz, and Option Care, Inc., dated April 24, 1997. Filed as
           Exhibit 10.20 to the Company's Annual Report for year ending December 31, 1997 and incorporated by reference herein. *

10.22      Promissory Note between East Coast Optioncare, Inc., and Option Care, Inc., dated November 1, 1997.
           Filed as Exhibit 10.21 to the Company's Annual Report for year ending December 31, 1997 and incorporated by reference herein.*

10.23      Promissory Note between Brooks Home I.V., Inc., and Option Care, Inc., dated December 8, 1997. Filed as
           Exhibit 10.22 to the Company's Annual Report for year ending December 31, 1997 and incorporated by reference herein.*

10.24      Facility Provider Agreement between Foundation Health Corporation Affiliate(s) and Option Care, Inc.
           dated June 1, 1997. Filed as Exhibit 10.24 to the Company's Annual Report for year ending December 31,
           1997 and incorporated by reference herein.

10.25      Amendment to the Facility Provider Agreement between Foundation Health Corporation Affiliate(s) and
           Option Care, Inc. dated March 23, 1998. Filed as Exhibit 10.25 to the Company's Annual Report for year ending December 31, 1997 and incorporated by reference herein.

10.26      Loan and Security Agreement with ancillary documentation dated February 5, 1999, among Registrant,
           Option Care Enterprises, Inc. ("OCE'), Option Care, Inc. (California) and BankAmerica Business Credit,
           Inc. as lender

10.27      Employment Agreement between Michael A. Rusnak and Option Care, Inc., dated October 1, 1998.*

10.28      Reimbursement and Security Agreement dated February 10, 1999, between Option Care, Inc. and the John N.
           Kapoor Trust dated September 20, 1989.

10.29      Letter Agreement dated January 15, 1999, among Registrant, Option Care Enterprises, Inc. ("OCE"), Option
           Care, Inc. (California), and PNC Bank as agent and lender and Harris Bank, the Northern Trust Company and The First National Bank of Chicago as lenders re: Forbearance Agreement.

16         Letter re Change in Certifying Accountant dated December 11, 1998 from KPMG, filed with Securities and
           Exchange Commission as an amendment to Form 8-K filed by Company on December 4, 1998 and incorporated by reference herein.

21         Subsidiaries of the Registrant.

23.1       Consent of Ernst & Young LLP.

23.2       Consent of KPMG LLP.

27         Financial Data Schedule

------------------------

*   Management contracts and compensatory plans and arrangements.

(d) Reports on Form 8-K.

    The Company on December 4, 1998, filed a Report on Form 8-K concerning the change in its certifying accountants.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OPTION CARE, INC.

                                BY:            /S/ MICHAEL A. RUSNAK
                                     -----------------------------------------
                                                 Michael A. Rusnak
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                      DIRECTOR

                                          Date: ______March 30, 1999____________

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
    /s/ MICHAEL A. RUSNAK       President, Chief Executive     March 30, 1999
------------------------------    Officer and Director
      Michael A. Rusnak           (Principal Executive
                                  Officer)

     /s/ MICHAEL A. SIRI        Vice President and Chief       March 30, 1999
------------------------------    Financial Officer
       Michael A. Siri            (Principal Accounting
                                  Officer and Principal
                                  Financial Officer)

     /s/ JAMES G. ANDRESS       Director                       March 30, 1999
------------------------------
       James G. Andress

      /s/ JOHN N. KAPOOR        Chairman and Director          March 30, 1999
------------------------------
      Dr. John N. Kapoor

    /s/ JEROME F. SHELDON       Director                       March 30, 1999
------------------------------
      Jerome F. Sheldon

      /s/ ROGER W. STONE        Director                       March 30, 1999
------------------------------
        Roger W. Stone

                          THE BEST OPTION IN COVERAGE

OPTION CARE, INC. IS A HOME AND ALTERNATE SITE HEALTHCARE COMPANY WITH 145 LOCATIONS IN 35 STATES, INCLUDING 24 COMPANY-OWNED LOCATIONS. THE COMPANY PROVIDES HOME INFUSION THERAPY, ITS CORE SERVICE, AS WELL AS NURSING SERVICES, RESPIRATORY SERVICES AND DURABLE MEDICAL EQUIPMENT THROUGH ITS OWNED LOCATIONS AND HOME INFUSION THERAPY THROUGH ITS SUPPORTING FRANCHISE NETWORK.

                                 [LOGO]

                            DIRECTORS AND MANAGEMENT

DIRECTORS
DR. JOHN N. KAPOOR
Chairman, Dr. Kapoor is President of
E.J. Financial, Inc.

JAMES G. ANDRESS
Director, Mr. Andress is President and Chief Executive Officer of Option Care, Inc.

MICHAEL A. RUSNAK
Director, Mr. Rusnak is President and Chief Executive Officer of Option Care,
Inc.

JEROME F. SHELDON
Director

ROGER W. STONE
Director

MANAGEMENT

DR. JOHN N. KAPOOR
Chairman

MICHAEL A. RUSNAK
President and Chief Executive Officer

CATHY BELLEHUMEUR
Senior Vice President, General Counsel and Secretary

MICHAEL A. SIRI
Chief Financial Officer

                         GENERAL CORPORATE INFORMATION

                            BANKS:
                            Bank of America
                            Chicago, Illinois

                            THE NORTHERN TRUST COMPANY
                            Chicago, Illinois

                            TRANSFER AGENT:
                            U.S. Stock Transfer Corporation
                            Glendale, California
                            Contact: Richard C. Brown
                            (818)502-1404

                            INDEPENDENT AUDITORS:
                            Ernst & Young LLP
                            Chicago, Illinois

                        OPTIONcare-Registered Trademark-

      100 CORPORATE NORTH, SUITE 212, BANNOCKBURN, IL 60015 (847)615-1690
                      WEB SITE: HTTP://WWW.OPTIONCARE.COM
  -C-1998 OPTION CARE, INC. -C-OPTION CARE IS A REGISTERED TRADEMARK OF OPTION
                              CARE, INC. MK98-006