Form 10-Q
period 1999-03-31
OPTION CARE INC/DE
filed 1999-05-17
CIK 884064

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the first quarter ended March 31, 1999
                                              --------------

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

                                YES X     NO
                                   ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                Issued and Outstanding as of April 30, 1999
     ----------------------------    -------------------------------------------
     Common Stock - .01 par value                     11,274,299

                                     INDEX

                       OPTION CARE, INC. & SUBSIDIARIES


PART I      FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS (Unaudited)                            PAGE NO.
            Condensed Consolidated Balance Sheets - March 31, 1999
            and December 31, 1998........................................      3

            Condensed Consolidated Statements of Operations -
            Three Months Ended March 31, 1999 and 1998...................      4

            Condensed Consolidated Statement of Stockholders' Equity -
            Three Months Ended March 31, 1999............................      5

            Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1999 and 1998...................      6

            Notes to Condensed Consolidated Financial Statements.........      7

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS................      8

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...     11


PART II     OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS............................................     12

Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS....................     12

Item 3.     DEFAULTS UPON SENIOR SECURITIES..............................     12

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........     12

Item 5.     OTHER INFORMATION............................................     12

Item 6(a).  EXHIBITS ....................................................     12

Item 6(b).  REPORTS ON FORM 8-K..........................................     13


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      OPTION CARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                    ASSETS

                                                                                 MARCH 31,   DECEMBER 31,
                                                                                   1999          1998
                                                                                (UNAUDITED)     (NOTE)
                                                                                -----------  ------------
Current assets:
  Cash and cash equivalents ................................................     $   --        $  3,665
  Accounts receivable, net .................................................       22,615        23,544
  Inventories, net .........................................................        1,961         2,097
  Other current assets .....................................................        2,874         3,042
                                                                                 --------      --------
         Total current assets ..............................................       27,450        32,348

Equipment and other fixed assets, net ......................................        5,635         6,085
Goodwill, net ..............................................................       19,782        19,025
Other assets ...............................................................        1,389         1,434
                                                                                 --------      --------

         Total assets ......................................................     $ 54,256      $ 58,892
                                                                                 --------      --------
                                                                                 --------      --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft ...........................................................     $  1,015      $   --
  Trade accounts payable ...................................................        6,420         6,493
  Other current liabilities ................................................        7,549         6,059
                                                                                 --------      --------
         Total current liabilities .........................................       14,984        12,552

Long-term debt, excluding current portion ..................................       14,105        22,096
Other liabilities ..........................................................          315           450
Minority interest ..........................................................           56            55
                                                                                 --------      --------
         Total liabilities .................................................       29,640        35,153

Stockholders' equity:
  Common stock, $.01 par value, 30,000,000 shares authorized, 11,274,299 and 11,165,719 shares issued and outstanding,
    respectively ...........................................................          111           110
  Common stock to be issued, 402,661 and 439,627
    shares, respectively ...................................................        1,315         1,227
  Additional paid-in capital ...............................................       43,478        43,273
  Accumulated deficit ......................................................      (20,108)      (20,871)
                                                                                 --------      --------
         Total stockholders' equity ........................................       24,796        23,739
                                                                                 --------      --------

         Total liabilities and stockholders'
           equity ..........................................................     $ 54,256      $ 58,892
                                                                                 --------      --------
                                                                                 --------      --------

Note : The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                             1999          1998
                                                             ----          ----
Revenue ..............................................     $ 28,904      $ 26,618

Cost of revenue ......................................       17,493        15,347
                                                           --------      --------

        Gross profit .................................       11,411        11,271

Selling, general and
     Administrative expenses .........................        8,792         8,415
Provision for doubtful accounts ......................          651           488
Amortization of goodwill .............................          131           144
                                                           --------      --------

        Total operating expenses .....................        9,574         9,047
                                                           --------      --------

Operating income .....................................        1,837         2,224
Interest expense .....................................         (329)         (616)
Other expense, net ...................................         (193)          (23)
                                                           --------      --------

Income before income taxes ...........................        1,315         1,585
Income tax expense ...................................          552           720
                                                           --------      --------

Net income ...........................................     $    763      $    865
                                                           --------      --------
                                                           --------      --------
Net income per common share :
     Basic ...........................................     $   0.07      $   0.08
                                                           --------      --------
                                                           --------      --------
     Diluted .........................................     $   0.07      $   0.08
                                                           --------      --------
                                                           --------      --------

Shares used in computing net income per common share :
     Basic ...........................................       11,395        10,967
                                                           --------      --------
                                                           --------      --------
     Diluted .........................................       11,691        11,029
                                                           --------      --------
                                                           --------      --------

                See notes to condensed consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                (IN THOUSANDS)


                                                                  COMMON
                                                                  STOCK            ADDITIONAL
                                                  COMMON          TO BE             PAID-IN         ACCUMULATED       STOCKHOLDERS'
                                                  STOCK           ISSUED            CAPITAL           DEFICIT            EQUITY
                                                  ------          ------           ----------       -----------       -------------
Balance, December 31, 1998...............          $110           $1,227            $43,273          $(20,871)           $23,739
                                                  ------          ------           ----------       -----------       -------------
Net income...............................                                                                 763                763
Common Stock to be issued, net...........                             88                                                      88
Issuance of Common Stock.................             1                                 205                                  206
                                                  ------          ------           ----------       -----------       -------------

Balance, March 31, 1999 (Unaudited)......          $111           $1,315            $43,478          $(20,108)           $24,796
                                                  ------          ------           ----------       -----------       -------------
                                                  ------          ------           ----------       -----------       -------------


                See notes to condensed consolidated financial statements.

                      OPTION CARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (IN THOUSANDS)


                                                                                                       3 Months Ended March 31,
                                                                                                       ------------------------
                                                                                                       1999                 1998
                                                                                                       ----                 ----
Cash flows from operating activities:
   Net income.......................................................................                    $763                 $865
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization..................................................                     651                  663
     Provision for doubtful accounts................................................                     651                  488
     Change in current assets and current liabilities...............................                   2,122                  741
                                                                                                     -------              -------
Net cash provided by operating activities...........................................                   4,187                2,757
                                                                                                     -------              -------
Cash flows from investing activities:
   Other assets, net................................................................                    (318)                 214
   Purchases of equipment and other, net............................................                     (52)                (844)
   Payments for acquisitions........................................................                    (757)                (874)
                                                                                                     -------              -------
Net cash used in investing activities...............................................                  (1,127)              (1,504)
                                                                                                     -------              -------
Cash flows from financing activities:
   Cash overdraft...................................................................                   1,015                1,187
   Retirement of previous facility..................................................                 (21,800)                ----
   Net borrowings(payments) on revolving credit agreement                                             13,824               (2,400)
   Payments on capital leases.......................................................                     (50)                 (93)
   Payments of other long-term debt.................................................                      (9)                  (5)
   Proceeds from issuance of stock..................................................                     295                   58
                                                                                                     -------              -------
Net cash used by financing activities...............................................                  (6,725)              (1,253)
                                                                                                     -------              -------
Net decrease in cash and cash equivalents...........................................                  (3,665)                ----

Cash and cash equivalents, beginning of period......................................                   3,665                 ----
                                                                                                     -------              -------
Cash and cash equivalents, end of period............................................                 $  ----              $  ----
                                                                                                     -------              -------
                                                                                                     -------              -------


                See notes to condensed consolidated financial statements.

OPTION CARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 1999

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 16 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.       RECLASSIFICATIONS

         Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.

3.       LONG-TERM DEBT

         On February 5, 1999, the Company entered into a $25 million Loan and Security Agreement ("Agreement") with a bank that replace the Company's former existing facility. The Agreement provides for borrowings up to $25 million and requires the Company to meet certain financial covenants including, but not limited to: fixed charge coverage ratio; debt ratio; and limitation on annual capital expenditures. The Agreement allowed the Company, among other things, to meet working capital needs and to retire in its entirety the Company's former facility. Under the Agreement, the Company is subject to an early termination fee if the loan is terminated prior to its natural expiration of February 2002. The Company paid a facility fee of $0.2 million at the time of signing of the Agreement. The Agreement provides for an annual commitment fee paid by the Company of 0.25% on the average daily unused amount of the facility. The Agreement prohibits the Company from declaring any cash dividends on its common stock. The Company may elect interest rates ranging from various LIBOR periods plus a 2.125% margin, to the bank's reference rate. The average interest rate for outstanding borrowings under the line was 7.2% at March 31, 1999.

         Borrowing availability under the facility is related to a percentage of the Company's net outstanding account receivable balances, less certain ineligible amounts, as defined in the Agreement. The facility is secured by all of the issued and outstanding Common Stock of the Company. In addition to the Company's assets, the John N. Kapoor Trust, dated September 20, 1989,
(the "Trust"), has pledged an irrevocable letter of credit totaling $5 million in favor of the lending bank to support borrowings, if any, that exceed the allowable collateral base as defined in the Agreement. Overall borrowings allowable under the Agreement are limited to the lessor of $25 million or, the total allowable collateral base plus amounts available that are supported by the letters of credit. The Company has entered into an agreement with the Trust which provides the monthly payment of a monitoring fee as well as all expenses related to the set up and maintenance of the letter of credit.

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

4.       NET INCOME PER COMMON SHARE

         The reconciliation of net income per weighted average common share for the quarters ended March 31, 1999 and 1998 is as follows (in thousands, except per share amounts):


                                                          For the Quarter Ended March 31, 1999
                                            ----------------------------------------------------------------

                                                 Income                Shares                 Per Share
                                            -----------------     -----------------      -------------------
Basis EPS

Net income                                               $763                11,395             $0.07
Effect of dilutive securities                            ----                   296              ----
                                            -----------------     -----------------      -------------------

Diluted EPS                                              $763                11,691             $0.07
                                            -----------------     -----------------      -------------------
                                            -----------------     -----------------      -------------------



                                                          For the Quarter Ended March 31, 1998
                                            ----------------------------------------------------------------

                                                 Income                Shares                 Per Share
                                            -----------------     -----------------      -------------------
Basis EPS
Net income                                               $865                10,967             $0.08
Effect of dilutive securities                            ----                    62              ----
                                            -----------------     -----------------      -------------------

Diluted EPS                                              $865                11,029             $0.08
                                            -----------------     -----------------      -------------------
                                            -----------------     -----------------      -------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Any forward looking statements in the following discussion relating to financial results, performance, acquisitions, business development activities, competition or future regulation, involve risks and uncertainties that could significantly affect anticipated results in the future. These risks and uncertainties include, but are not limited to, uncertainties relating to acquisitions and divestitures, availability of capital to fund operations and acquisitions, sales and renewals of franchisees, government and regulatory policies, general economic conditions and change in the competitive environment in which the Company operates.

DISCUSSION OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999

         Revenue for the three months ended March 31, 1999 was $28.9 million, an increase of $2.3 million or 8.6% from the $26.6 million reported for the three months ended March 31, 1998. Revenue from patient care services increased $3.4 million, offset by a $0.9 million decline in product and network management revenue and a $0.2 million decline in royalty fee revenue. The increase in patient care services is primarily attributable to a 14.7% increase in same store sales. The decline in product and network management revenue is largely the result of management's earlier decision to transition to direct billing of franchisees by selected manufacturers. Revenue for patient care services through the company-owned locations for the quarter ended March 31, 1999, represented 90.7% of total revenues, while royalty fees represented 6.9% and product and network management represented 2.4% of total revenue.

         Gross profit as a percentage of revenue (gross margin) for the three months ended March 31, 1999 was 39.5% compared to 42.3% for the three months ended March 31, 1998. The decline in gross margin is due primarily to the revenue mix as more revenue was generated in the first quarter of 1999 from lower margin revenue sources than in the first quarter of 1998. During the three months ended March 31, 1999, the Company changed its methodology for determining gross margin. The Company determined that the change in methodology was more appropriate and provided a better indication of the actual gross margin provided for by the revenue. Amounts from 1998 were reclassified to conform to the 1999 presentation.

         Total operating expenses for the three months ended March 31, 1999 were $9.6 million, an increase of $0.5 million or 6% from operating expenses of $9.1 million for the three months ended March 31, 1998. Total operating expenses as a percentage of revenue decreased to 33.1% for first quarter 1999 compared to 34.0% for the comparable period in the prior year. This decline is primarily due to better productivity of selling, general and administrative expenses which, as a percentage of revenue, declined to 30.4% in the first quarter of 1999 from 31.6% in 1998. The provision for doubtful accounts for the first quarter of 1999 remained relatively consistent with the first quarter of 1998 at approximately 2% of revenue.

         Interest expense decreased to $0.3 million for the three months ended March 31, 1999 from $0.6 million for the corresponding period in the prior year as the amount of debt outstanding was reduced by 46.4% from $26.8 million at March 31, 1998 to $14.3 million at March 31, 1999.

         The effective income tax rate for the first quarter of 1999 was 42.0%, resulting in net income of $0.8 million, or $0.07 per share (basic and diluted). For the first quarter of 1998 the effective tax rate was 45.4% and net income was $0.9 million or $0.08 per share (basic and diluted). As a percentage of revenue, net income for first quarter 1999 was 2.6% compared to 3.2% for first quarter 1998

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flow from operations increased $1.4 million or 51.9% for the first quarter of 1999 compared to the first quarter of 1998, due to increased cash collections of the Company's outstanding account receivable balances. Net cash flows used by investing activities decreased by $0.4 million for the first quarter of 1999 compared to the first quarter of 1998, mainly due to reductions in purchases of equipment. Net cash flow used by financing activities increased by $5.5 million in the first quarter of 1999 compared to the same period in 1998, due to the retirement in its entirety of the Company's former credit facility and reduced borrowings under the Company's new facility as excess cash and the Company's operating cash flow reduced the amount needed under the new facility.

         As of March 31, 1999, the Company had no cash and cash equivalents, compared to $3.7 million of cash and cash equivalents at December 31, 1998 as the Company, upon replacing its former debt facility on February 5, 1999, re-continued its policy of reducing its outstanding debt with its excess cash flow.

         Management believes that cash flow from operations, cash on hand and amounts available under the new Agreement, will be sufficient to meet the cash needs of the business for the immediate future. In the event that additional capital is required, management cannot assure that such capital can be obtained on terms acceptable to the Company.

         On February 5, 1999, the Company entered into a $25 million Loan and Security Agreement ("Agreement") with a bank that replaced a previous facility. The Agreement provides for borrowings up to $25 million and requires the Company to meet certain financial covenants including, but not limited to: fixed charge coverage ratio; debt ratio; and limitation on annual capital expenditures. The Agreement provides for, among other things, the ability to meet working capital needs and to retire in its entirety the Company's then existing facility. The Company is subject to an early termination fee if the loan is terminated prior to its natural expiration of February 2002. The Company paid a facility fee of $0.2 million at the time of signing the Agreement. The Agreement provides for an annual commitment fee paid by the Company of 0.25% on the average daily unused amount of the facility. The Agreement prohibits the Company from declaring any cash dividends on its common stock. The Company may elect interest rates ranging from various LIBOR periods plus a 2.125% margin, to the bank's reference rate.

         Availability under the facility is related to a percentage of the Company's net outstanding account receivable balances, less certain ineligible amounts, as defined in the Agreement. The facility is secured by all of the issued and outstanding Common Stock of the Company. In addition to the Company's assets, the John N. Kapoor Trust, dated September 20, 1989, (the "Trust"), has pledged an irrevocable letter of credit totaling $5 million in favor of the lending bank to support borrowings, if any, that exceed the allowable collateral base as defined in the Agreement. Overall borrowings allowable under the Agreement are limited to the lessor of $25 million or, the total allowable collateral base plus amounts available that are supported by the letters of credit. The Company has entered into an agreement with the Trust which provides the monthly payment of a monitoring fee as well as all expenses related to the set up and maintenance of the letter of credit.

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

         There are currently various proposals under development to enact healthcare reform on a national, state and local level. It is not possible at this time to predict the cash flow impact, if any, which any such changes may have on providers of home healthcare services and on Option Care locations.

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

         Currently, the Company is continuing its program to understand the nature and extent of the work required to make its systems Year 2000 compliant. This program encompasses the Company's operating information and facilities systems, and the readiness of customers, third-party payers, vendors and other third parties with which the Company does business. The program includes the following phases : awareness and inventory, detailed assessment and resolution, testing, deployment and contingency plan development for all areas.

         To date, the Company has completed an internal review of its computer equipment and software systems and other equipment with imbedded technology, and is in the early stages of completion of the other phases of its program, including the implementation of remediation measures for certain identified systems, ordinary course replacement of equipment and software with replacements which are Year 2000 complaint, and a comprehensive review of customers, vendors and other third parties to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues. The Company's objective is to become Year 2000 compliant with its critical systems prior to the end of the third quarter of 1999, with substantial time for further testing, verification and conversion of less important activities and systems.

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

         Because the Company expects that its internal systems will become Year 2000 compliant in a timely manner, the Company believes that the most likely worst case scenario would result from vendors or other third parties failing to achieve Year 2000 compliance. Depending upon the number of third parties, their identity and the nature of the noncompliance, the Year 2000 issue could have a material adverse effect on the Company's financial position or results of operations. The Company has not yet developed full contingency plans for any critical problems which may occur in any of the assessment areas noted above, but anticipates that such plans will be completed by September, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

PART II.  OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

          Not Applicable.

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

          The Company was a party to a $35 million revolving credit facility, which contained certain financial covenants. On February 5, 1999, the Company entered into a $25 million Loan and Security Agreement ("Agreement") with a bank that replaces the existing outstanding facility. The Agreement provides for borrowings up to $25 million and requires the Company to meet certain financial covenants including, but not limited to: fixed charge coverage ratio; debt ratio; and limitation on annual capital expenditures. Under the Agreement, the Company may not declare and pay dividends without the consent of the lenders.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its 1999 Annual Meeting of Shareholders on May 4, 1999. At the Annual Meeting, the shareholders voted on and approved the election of James G. Andress and Michael A. Rusnak as Directors to serve until the Annual Meeting of 2002. In addition, the shareholders voted to approve and ratify certain stock bonus awards made to certain officers of the Company for fiscal 1998. The votes cast at the Annual Meeting on such matters were as follows :

a.        Election of Directors :


                                         For                 Against          Abstain
                                         ---                 -------          -------
                  Mr. Andress         9,888,801                ---             62,353
                  Mr. Rusnak          9,888,771                ---             62,383

b.        Approval of 1998 Stock Bonus Awards :

                                      9,352,508              212,948          385,698


          The terms of Directors John N. Kapoor, Ph.D. and Roger W. Stone expire at the Annual Meeting in 2000 and for Jerome F. Sheldon at the Annual Meeting in 2001.

ITEM 5      OTHER INFORMATION

            Not Applicable.

ITEM 6 (a)  EXHIBITS

    27      Financial Data Schedule

ITEM 6 (b)  REPORTS ON FORM 8-K OR FORM 8

            The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OPTION CARE, INC.


                                            /s/ Michael A. Siri
                                            -------------------


                                       By : Michael A. Siri
                                            Vice President and Chief
                                            Financial Officer (Principal
                                            Accounting Officer and
                                            Principal Financial Officer)


                                       Date: May 17, 1999