Form 10-Q
period 1999-06-30
OPTION CARE INC/DE
filed 1999-08-16
CIK 884064

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the second quarter ended June 30, 1999
                                                -------------


                         Commission file number 80-19878
                                                --------


                                OPTION CARE, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                    36-3791193
-------------------------------------       ------------------------------------
   (State or other jurisdiction               (IRS Employer Identification No.)
 of incorporation or organization)


100 Corporate North
Suite 212
Bannockburn, Illinois                                              60015
-------------------------------------                          ------------
(Address of principal executive office)                         (zip code)

Registrant's telephone number, including area code:           (847) 615-1690
                                                             ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES    X         NO
                            -------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                  Issued and Outstanding as of July 31, 1999
  -----------------------------    --------------------------------------------
  Common Stock - .01 par value                      11,340,354

                                      INDEX
                        OPTION CARE, INC. & SUBSIDIARIES


PART I      FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS (Unaudited)                            PAGE NO.
            Condensed Consolidated Balance Sheets - June 30, 1999
            and December 31, 1998......................................        3

            Condensed Consolidated Statements of Operations -
            Three and Six Months Ended June 30, 1999 and 1998 .........        4

            Condensed Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1999 and 1998....................        5

            Notes to Condensed Consolidated Financial Statements.......        6

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............        7

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        11

PART II     OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS..........................................       11

Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS..................       11

Item 3.     DEFAULTS UPON SENIOR SECURITIES............................       11

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........       11

Item 5.     OTHER INFORMATION..........................................       12

Item 6(a).  EXHIBITS ..................................................       12

Item 6(b).  REPORTS ON FORM 8-K........................................       12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       OPTION CARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                     ASSETS

                                                      June 30,      Decmber 31,
                                                      --------      -----------
                                                        1999           1998
                                                       -----           ----
                                                    (Unaudited)      (Note 1)
                                                    -----------     -----------
Current assets:
  Cash and cash equivalents.....................       $   ---         $  3,665
  Accounts receivable, net......................        20,942           23,544
  Inventories, net..............................         1,637            2,097
  Other current assets..........................         3,919            3,042
                                                      ---------        ---------
         Total current assets...................        26,498           32,348

Equipment and other fixed assets, net...........         5,308            6,085
Goodwill, net...................................        20,394           19,025
Other assets....................................         1,182            1,434
                                                      ---------        ---------

         Total assets...........................       $53,382          $58,892
                                                      ---------        ---------
                                                      ---------        ---------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft................................       $ 1,100          $  ---
  Trade accounts payable........................         5,073            6,493
  Other current liabilities.....................         7,418            6,059
                                                      ---------        ---------
      Total current liabilities.................        13,591           12,552

Long-term debt, excluding current portion.......        13,221           22,096
Other liabilities...............................           238              450
Minority interest...............................            89               55
                                                      ---------        ---------
      Total liabilities.........................        27,139           35,153

Stockholders' equity:
  Common stock, $.01 par value, 30,000 shares
    authorized, 11,125 and 11,006 shares
    issued and outstanding, respectively........           111              110
  Common stock to be issued, 502 and 440 shares,
    respectively................................         1,681            1,227
  Other stockholders' equity....................        24,451           22,402
                                                      ---------        ---------
      Total stockholders' equity................        26,243           23,739
                                                      ---------        ---------

      Total liabilities and stockholders'
           equity...............................       $53,382          $58,892
                                                      ---------        ---------
                                                      ---------        ---------



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       OPTION CARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------    -------------------------
                                                       1999             1998            1999          1998
                                                      -----            -----            -----         -----
Revenue..........................................     $  29,447      $  28,341        $58,351         $54,959

Cost of revenue..................................        17,459         18,013         34,952          33,359
                                                      ---------       --------        -------         -------

     Gross profit................................        11,988         10,328         23,399          21,600

Selling, general and
   administrative expenses.......................         8,785          9,254         17,577          17,669
Provision for doubtful accounts..................           755          1,290          1,406           1,778
Amortization of goodwill.........................           138            113            269             257
                                                      ---------       --------        -------         -------

     Total operating expenses....................         9,678         10,657         19,252          19,704
                                                      ---------       --------        -------         -------

Operating income (loss)..........................         2,310           (329)         4,147           1,896
Interest expense.................................          (242)          (470)          (571)         (1,086)
Other expense, net...............................          (203)           (89)          (396)           (113)
                                                      ---------       --------        -------         -------

Income (loss) before income taxes................         1,865           (888)         3,180             697
Income tax provision (benefit)...................           784           (303)         1,336             417
                                                      ---------       --------        -------         -------


Net income (loss)................................     $   1,081      $    (585)       $ 1,844         $   280
                                                      ---------       --------        -------         -------
                                                      ---------       --------        -------         -------

Net income (loss) per common share :
   Basic.........................................     $    0.09      $   (0.05)       $  0.16         $  0.03
                                                      ---------       --------        -------         -------
                                                      ---------       --------        -------         -------

   Diluted.......................................     $    0.09      $   (0.05)       $  0.16         $  0.03
                                                      ---------       --------        -------         -------
                                                      ---------       --------        -------         -------

Shares used in computing net income (loss) per common share:

   Basic.........................................        11,509         10,847         11,452          10,828
                                                      ---------       --------        -------         -------
                                                      ---------       --------        -------         -------

   Diluted.......................................        11,867         10,847         11,784          10,863
                                                      ---------       --------        -------         -------
                                                      ---------       --------        -------         -------



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       OPTION CARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          -------------------------
                                                                              1999             1998
                                                                              ----             ----
Cash flows from operating activities:
   Net income............................................                 $  1,844        $     280
   Adjustments to reconcile net income to net cash
      provided by operating activities:
     Depreciation and amortization.......................                    1,295            1,341
     Provision for doubtful accounts.....................                    1,406            1,778
     Change in current assets and current liabilities....                      733            1,079
                                                                          --------        ---------
Net cash provided by operating activities................                    5,278            4,478
                                                                          --------        ---------

Cash flows from investing activities:
   Other assets, net.....................................                     (271)          (1,182)
   Purchases of equipment and other, net.................                     (164)          (1,035)
   Payments for acquisitions.............................                   (1,369)          (1,584)
                                                                          --------        ---------
Net cash used in investing activities....................                   (1,804)          (3,801)
                                                                          --------        ---------

Cash flows from financing activities:
   Cash overdraft.................................                           1,100             ----
   Retirement of previous debt facility..................                  (21,800)            ----
   Net borrowings(payments) on revolving credit agreement                   13,039           (1,100)
   Net borrowings(payments) on capital leases............                     (118)             287
   Payments of other long-term debt......................                      (20)            (239)
   Proceeds from issuance of stock.......................                      660              230
                                                                          --------        ---------
Net cash used by financing activities....................                   (7,139)            (677)
                                                                          --------        ---------

Net decrease in cash and cash equivalents................                   (3,665)            ----

Cash and cash equivalents, beginning of period...........                    3,665             ----
                                                                          --------        ---------

Cash and cash equivalents, end of period                                  $   ----        $    ----
                                                                          --------        ---------
                                                                          --------        ---------



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

OPTION CARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 1999

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 16 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.       RECLASSIFICATIONS

         Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.

3.       LONG-TERM DEBT

         On February 5, 1999, the Company entered into a $25 million Loan and Security Agreement ("Agreement") with a bank that replaced the Company's former existing facility. The Agreement provides for borrowings up to $25 million and requires the Company to meet certain financial covenants including, but not limited to: fixed charge coverage ratio; debt ratio; and limitation on annual capital expenditures. The Agreement allowed the Company, among other things, to meet working capital needs and to retire in its entirety the Company's former facility. Under the Agreement, the Company is subject to an early termination fee if the loan is terminated prior to its natural expiration of February 2002. The Company paid a facility fee of $0.2 million at the time of signing of the Agreement. The Agreement provides for an annual commitment fee paid by the Company of 0.25% on the average daily unused amount of the facility. The Agreement prohibits the Company from declaring any cash dividends on its common stock. The Company may elect interest rates ranging from various LIBOR periods plus a 2.125% margin, to the bank's reference rate. The average interest rate for the second quarter of 1999 on outstanding borrowings under the facility was 7.3%.

         Borrowing availability under the facility is related to a percentage of the Company's net outstanding account receivable balances, less certain ineligible amounts, as defined in the Agreement. The facility is secured by the Company's assets and a pledge of the stock of the Company's subsidiaries. In addition, the John N. Kapoor Trust, dated September 20, 1989, (the "Trust"), has pledged an irrevocable letter of credit totaling $5 million in favor of the lending bank to support borrowings, if any, that exceed the allowable collateral base as defined in the Agreement. There were no borrowings supported by the letter of credit as of June 30, 1999. Overall borrowings allowable under the Agreement are limited to the lessor of $25 million or, the total allowable collateral base plus amounts available that are supported by the letter of credit. The Company has entered into an agreement with the Trust that provides the payment of a monitoring fee monthly as well as all expenses related to the establishment and maintenance of the letter of credit.

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

4.       EARNINGS PER SHARE DATA

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                            Three Months Ended                     Six Months Ended
                                                 June 30,                              June 30,
                                         1999               1998               1999               1998
                                        -----              -----              -----              -----
                                                     (In Thousands, except per share data)
Basic :

Net income(loss)                     $    1,081        $      (585)        $    1,844         $      280
Average shares outstanding               11,509             10,847             11,452             10,828
                                   -------------   ----------------   ----------------   ----------------

Basic EPS                            $     0.09        $     (0.05)        $     0.16         $     0.03
                                   -------------   ----------------   ----------------   ----------------
                                   -------------   ----------------   ----------------   ----------------

Diluted :

Net income                           $    1,081        $      (585)        $    1,844         $      280
                                   -------------   ----------------   ----------------   ----------------
                                   -------------   ----------------   ----------------   ----------------


Average shares outstanding               11,509             10,847             11,452             10,828
Net effect of dilutive stock
options - based on the
      treasury stock method                 358               ----                332                 35
                                   -------------   ----------------   ----------------   ----------------

Total                                    11,867             10,847             11,784             10,863
                                   -------------   ----------------   ----------------   ----------------
                                   -------------   ----------------   ----------------   ----------------

Diluted EPS                          $     0.09        $     (0.05)        $     0.16         $     0.03
                                   -------------   ----------------   ----------------   ----------------
                                   -------------   ----------------   ----------------   ----------------

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

DISCUSSION OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

         Revenue for the three months ended June 30, 1999 was $29.4 million, an increase of $1.1 million or 3.9% from the $28.3 million reported for the three months ended June 30, 1998. Revenue from patient care services increased $3.6 million to $26.7 million, product and network management revenue decreased by $2.6 million to $0.7 million and royalty fee revenue remained at $2.0 million for the quarter. The increase in patient care services is primarily attributable to the 17.6% increase in same store sales for the quarter, which increase was driven in part by a 57.4% increase in revenue from the Company's drug replacement program. The decline in product and network management revenue is due to management's decision, made in the fourth quarter of 1998, to discontinue its participation under a capitated contact, representing $2.7 million of revenue for the second quarter of 1998. Revenue for patient care services through the company-owned locations for the quarter ended June 30, 1999, represented 90.8% of total revenue, while royalty fees and product and network management represented 6.8% and 2.4%, respectively, of total revenue.

         Revenue for the six months ended June 30, 1999, was $58.4 million, an increase of $3.4 million, or 6.2% over the same period in 1998. Revenue from patient care services increased 13.2% to $53.0 million from $46.8 million in 1998 due to increases in same store sales. Product sales and network management declined by $2.6 million from $4.0 million to $1.4 million, due to the discontinuation of the capitation contract in the first half of 1998. Royalty fees and other revenue declined by $0.2 million, from $4.2 to $4.0 million. For the six months ended June 30, 1999, patient care services, royalty fees and product and network management represented 90.8%, 6.8% and 2.4%, respectively, of total revenue.

         Gross profit as a percentage of revenue (gross margin) for the three months ended June 30, 1999 was 40.7% compared to 36.4% for the three months ended June 30, 1998. The increase in gross margin for the quarter is due primarily to the management's decision to discontinue the capitation contract due to significantly lower levels of margin realized under the contract. Excluding the impacts of the contract, gross margin for the second quarter increased 1% over the second quarter of 1998, due in part to improved pricing received under certain purchase agreements with key vendors. Gross margin for the six months ended June 30, 1999, was 40.1%, compared to 39.3% for the same period in 1998. The increase was due to the discontinuation of the capitation contract. Excluding the impacts of the contract, gross margin for the six months ended June 30, 1999 was equal to the gross margin for the six months ended June 30, 1998.

         During the first quarter of 1999, the Company changed its methodology for determining gross profit. The Company determined that the change in methodology was more appropriate and provided a better indication of the actual gross profit provided by revenue. Amounts from 1998 for both the quarter and year-to-date have been reclassified to conform to the 1999 presentation.

         Total operating expenses for the three months ended June 30, 1999 were $9.7 million, an decrease of $1.0 million or 9.3% from operating expenses of $10.7 million for the three months ended June 30, 1998. Total operating expenses as a percentage of revenue decreased to 32.9% for second quarter 1999 compared to 37.6% for the comparable period in the prior year. The decline was largely due to better productivity, which resulted in lower selling, general and administrative expenses, which declined $0.5 million or 5.1%, and a $0.5 million decline in provision for doubtful accounts as a result of the decrease in the Company's days sales outstanding from 97 to 65. The provision for doubtful accounts for the second quarter of 1999 declined to 2.6% of revenue compared to 4.6% for the second quarter of 1998. Total operating expenses of $19.3 million for the six months ended June 30, 1999 declined from the $19.7 million for the first six months of 1998. Total operating expenses as a percentage of revenue decreased to 33.0% for the six months ended June 30, 1999 compared to 35.9% for the comparable period in the prior year.

         Interest expense decreased to $0.2 million for the three months ended June 30, 1999 from $0.5 million for the corresponding period in the prior year, as the amount of debt outstanding was reduced by 52.1% from $28.2 million at June 30, 1998 to $13.5 million at June 30, 1999. Year-to-date interest expense declined by $0.5 million.

         The effective income tax rate for the second quarter of 1999 was 42.0%, resulting in net income of $1.1 million, or $0.09 earnings per share (basic and diluted). For the second quarter of 1998 the effective tax benefit rate was 34.1% and the net loss was $0.6 million or $0.05 loss per share. Year-to-date for the first six months ended June 30, 1999, the effective tax rate was 42.0%, resulting in net income of $1,844, or $0.16 earnings per share (basic and diluted). For the first six months of 1998, the effective tax rate was 59.8%, resulting in net income of $280, or $0.03 earnings per share (basic and diluted).

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flow from operations of $5.3 million increased $0.8 million or 17.9% for the first six months of 1999 compared to the first six months of 1998, due to increased cash collections of the Company's outstanding account receivable balances and reduced inventory balances. Net cash flow used by investing activities of $1.8 million decreased by $2.0 million for the first six months of 1999 compared to the first six months of 1998, mainly due to reductions in purchases of equipment. Net cash flow used by financing activities of $7.1 million increased by $6.5 million in the first six months of 1999 compared to the same period in 1998, due to the retirement in its entirety of the Company's former credit facility and reduced borrowings under the Company's new facility.

         As of June 30, 1999, the Company had no cash and cash equivalents, compared to $3.7 million of cash and cash equivalents at December 31, 1998. The decline in cash and cash equivalents is due to the Company's policy during 1999 of using excess cash balances to retire debt under its revolver agreement.

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

         Availability under the facility is related to a percentage of the Company's net outstanding account receivable balances, less certain ineligible amounts, as defined in the Agreement. The facility is secured by the Company's assets and a pledge of the stock of the Company's subsidiaries. In addition, the John N. Kapoor Trust, dated September 20, 1989, (the "Trust"), has pledged an irrevocable letter of credit totaling $5 million in favor of the lending bank to support borrowings, if any, that exceed the allowable collateral base as defined in the Agreement. Overall borrowings allowable under the Agreement are limited to the lessor of $25 million or, the total allowable collateral base plus amounts available that are supported by the letter of credit. The Company has entered into an agreement with the Trust which provides the monthly payment of a monitoring fee as well as all expenses related to the establishment and maintenance of the letter of credit.

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

         Management believes that cash flow from operations, cash on hand and availability under the Agreement, will be sufficient to meet the cash needs of the business for the immediate future. In the event that additional capital is required, management cannot assure that such capital can be obtained on terms acceptable to the Company.

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

         To date, the Company has completed an internal review of its computer equipment and software systems and other equipment with imbedded technology, and is in the final stages of completion of the other phases of its program, including the implementation of remediation measures for certain identified systems, ordinary course replacement of equipment and software with replacements which are Year 2000 complaint, and a comprehensive review of customers, vendors and other third parties to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues. The Company's objective is to become Year 2000 compliant with its critical systems prior to the end of the third quarter of 1999, with substantial time for further testing, verification and conversion of less important activities and systems.

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

         Because the Company expects that its internal systems will become Year 2000 compliant in a timely manner, the Company believes that the most likely worst case scenario would result from vendors or other third parties failing to achieve Year 2000 compliance. Depending upon the number of third parties, their identity and the nature of the noncompliance, the Year 2000 issue could have a material adverse effect on the Company's financial position or results of operations. The Company is in the process of developing contingency plans for any critical problems which may occur in any of the assessment areas noted above, and anticipates that such plans will be completed by September, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable.

PART II.  OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

          Not Applicable.

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not Applicable.


ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          The Company held its 1999 Annual Meeting of Shareholders on May 5, 1999. At the Annual Meeting, the stockholders voted on and approved the election of James G. Andress and Michael A. Rusnak as Directors to serve until the Annual Meeting of 2002. In addition, the stockholders voted to approve and ratify certain stock bonus awards made to certain officers of the Company for fiscal 1998. The votes cast at the Annual Meeting on such matters were as follows :

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

ITEM 5    OTHER INFORMATION


          At the August 6, 1999 meeting of the Board of Directors, the Board expanded the number of Directors from five(5) to six(6). In addition, the Board elected James M. Hussey, President and Chief Executive Officer of NeoPharm Pharmaceuticals, Inc. to serve on the Board until the 2000 Annual Meeting.



ITEM 6 (a) EXHIBITS

           27 - Financial Data Schedule


ITEM 6 (b) REPORTS ON FORM 8-K

           The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

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


                                      Date:    August 16, 1999