Form 10-Q
period 1999-09-30
OPTION CARE INC/DE
filed 1999-11-15
CIK 884064

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the third quarter ended September 30, 1999

Commission file number 80-19878

OPTION CARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3791193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
100 Corporate North, Suite 212 Bannockburn, Illinois (Address of principal executive offices)	60015 (zip code)

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

 Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Issued and Outstanding as of October 29, 1999
Common Stock—.01 par value	11,422,359

INDEX

OPTION CARE, INC. & SUBSIDIARIES

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets—September 30, 1999 and December 31, 1998
Condensed Consolidated Statements of Operations— Three and Nine Months Ended September 30, 1999 and 1998
Condensed Consolidated Statements of Cash Flows— Nine Months Ended September 30, 1999 and 1998
Notes to Condensed Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6(a).	Exhibits
Item 6(b).	Reports on Form 8-K

PART I.
FINANCIAL INFORMATION

Item 1.  Financial Statements

OPTION CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 1999	December 31, 1998
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,665
Accounts receivable, net	21,712	23,544
Inventories, net	1,823	2,097
Other current assets	3,530	3,042

Total current assets	27,065	32,348
Equipment and other fixed assets, net	5,088	6,085
Goodwill, net	20,482	19,025
Other assets	1,039	1,434

Total assets	$53,674	$58,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft	$1,851	$—
Trade accounts payable	4,762	6,493
Other current liabilities	7,884	6,059

Total current liabilities	14,497	12,552
Long-term debt, excluding current portion	11,047	22,096
Other liabilities	236	450
Minority interest	118	55

Total liabilities	25,898	35,153
Stockholders' equity:
Common stock, $.01 par value, 30,000 shares authorized, 11,422 and 11,006 shares issued and outstanding, respectively	114	110
Common stock to be issued, 281 and 440 shares, respectively	996	1,227
Other stockholders' equity	26,666	22,402

Total stockholders' equity	27,776	23,739

Total liabilities and stockholders' equity	$53,674	$58,892

See notes to condensed consolidated financial statements.

OPTION CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Revenue	$30,072	$30,261	$88,423	$85,220
Cost of revenue	17,637	18,842	52,576	52,202

Gross profit	12,435	11,419	35,847	33,018
Selling, general and administrative expenses	9,062	9,754	26,652	27,423
Provision for doubtful accounts	582	1,390	1,988	3,168
Amortization of goodwill	138	137	407	394

Total operating expenses	9,782	11,281	29,047	30,985

Operating income (loss)	2,653	138	6,800	2,033
Interest expense	(239)	(672)	(810)	(1,758)
Other expense, net	(96)	(86)	(492)	(198)

Income (loss) before income taxes	2,318	(620)	5,498	77
Income tax provision (benefit)	982	(264)	2,318	153

Net income (loss)	$1,336	$(356)	$3,180	$(76)

Net income (loss) per common share:
Basic	$0.12	$(0.03)	$0.28	$(0.01)

Diluted	$0.11	$(0.03)	$0.27	$(0.01)

Shares used in computing net income (loss) per common share:
Basic	11,590	10,982	11,545	10,880

Diluted	12,034	10,982	11,922	10,880

See notes to condensed consolidated financial statements.

OPTION CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	1999	1998
Cash flows from operating activities:
Net income (loss)	$3,180	$(76)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,468	2,158
Provision for doubtful accounts	1,988	3,167
Change in current assets and current liabilities	(258)	4,261

Net cash provided by operating activities	7,378	9,510

Cash flows from investing activities:
Other assets, net	(391)	(1,791)
Purchases of equipment and other, net	(436)	(1,079)
Payments for acquisitions	(1,851)	(1,374)

Net cash used in investing activities	(2,678)	(4,244)

Cash flows from financing activities:
Cash overdraft	1,851	—
Retirement of previous debt facility	(21,800)	—
Net borrowings (payments) on revolving credit agreement	10,942	(4,400)
Net borrowings (payments) on capital leases	(163)	287
Payments of other long-term debt	(52)	(344)
Proceeds from issuance of stock	857	230

Net cash used by financing activities	(8,365)	(4,227)

Net increase(decrease) in cash and cash equivalents	(3,665)	1,039
Cash and cash equivalents, beginning of period	3,665	—

Cash and cash equivalents, end of period	$—	$1,039

See notes to condensed consolidated financial statements.

OPTION CARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 1999

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 16 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.  Reclassifications

    Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.

3.  Long-Term Debt

    On February 5, 1999, the Company entered into a $25 million Loan and Security Agreement ("Agreement") with a bank that replaced the Company's former credit facility. The Agreement provides for borrowings up to $25 million and requires the Company to meet certain financial covenants including, but not limited to: fixed charge coverage ratio, debt ratio and limitation on annual capital expenditures. The Agreement allowed the Company, among other things, to meet working capital needs and to retire in its entirety the Company's former facility. Under the Agreement, the Company is subject to an early termination fee if the loan is terminated prior to its natural expiration of February 2002. The Company paid a facility fee of $0.2 million at the time of signing of the Agreement. The Agreement prohibits the Company from declaring any cash dividends on its common stock. The Company may elect interest rates ranging from various LIBOR periods plus a 2.125% margin, to the bank's reference rate. The average interest rate for the third quarter of 1999 on outstanding borrowings under the facility was 7.7%.

    Effective November 1, 1999, borrowing availability under the facility is related to a percentage of the Company's net outstanding account receivable and inventory balances, less certain ineligible amounts, as defined in the Agreement. The facility is secured by the Company's assets and a pledge of the stock of the Company's subsidiaries. Overall borrowings allowable under the Agreement are limited to the lessor of $25 million or the total allowable collateral base.

4.  Earnings Per Share Data

    The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
	(In thousands, except per share data)
Basic:
Net income(loss)	$1,336	$(356)	$3,180	$(76)
Average shares outstanding	11,590	10,982	11,545	10,880

Basic earnings per share	$0.12	$(0.03)	$0.28	$(0.01)

Diluted:
Net income(loss)	$1,336	$(356)	$3,180	$(76)

Average shares outstanding	11,590	10,982	11,545	10,880
Net effect of dilutive stock options—based on the treasury stock method	444	—	377	—

Total	12,034	10,982	11,922	10,880

Diluted earnings per share	$0.11	$(0.03)	$0.27	$(0.01)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Any forward looking statements in the following discussion relating to financial results, performance, acquisitions, business development activities, competition or future regulation, involve risks and uncertainties that could significantly affect anticipated results in the future. These risks and uncertainties include, but are not limited to: uncertainties relating to acquisitions and divestitures; availability of capital to fund operations and acquisitions; sales and renewals of franchisees; government and regulatory policies; general economic conditions; changes in the competitive environment in which the Company operates; and other risks set forth in the Company's filings with the Securities and Exchange Commission.

Discussion of Results of Operations for the Third Quarter and Nine Months ended September 30, 1999

    Revenue for the three months ended September 30, 1999 was $30.1 million, which was $0.2 million lower than the $30.3 million reported for the three months ended September 30, 1998. Revenue from patient care services increased $3.2 million to $27.1 million, while product and network management revenue declined by $3.1 million and royalty fee revenue declined by $0.3 million for the quarter. The increase in patient care services revenue is primarily attributable to the 11.7% increase in same-store sales for the quarter, with eight of the Company's twenty-two locations registering double digit increases. In addition, the Company's disease state management program grew by over 100% for the quarter. Product and network management revenue declined due to the Company's decision in the third quarter of 1998 to discontinue its participation under a capitated contract, representing $3.4 million of revenue for the third quarter of 1998. This decline was offset by higher revenue from the Company's Management by Information subsidiary resulting from the rollout of its MBI Home IV Manager software V5.0. Revenue for patient care services through the company-owned locations for the quarter ended September 30, 1999, represented 90.2% of total revenue, while royalty fees and product and network management represented 7.3% and 2.5%, respectively, of total revenue.

    Revenue for the nine months ended September 30, 1999, was $88.4 million, an increase of $3.2 million, or 3.8% over the same period in 1998. Revenue from patient care services increased $10.2 million to $80.1 million from $69.9 million or 14.6% year over year as same-store sales increased 13.9% and the Company's disease state management program increased by over 100%. Product sales and network management declined by $6.5 million from $8.6 million to $2.1 million, due to the discontinuation of the capitation contract in 1998. Royalty fees and other revenue declined by $0.5 million, from $6.7 to $6.2 million. For the nine months ended September 30, 1999, patient care services, royalty fees and product and network management represented 90.6%, 7.0% and 2.4%, respectively, of total revenue.

    Gross profit as a percentage of revenue (gross margin) for the three months ended September 30, 1999 improved to 41.3% compared to 37.7% for the three months ended September 30, 1998, due in part to the discontinuance of the capitation contract which contributed lower margins than the Company's other revenue sources. Excluding the impact of such contract, gross margin for the third quarter declined from the 1998 adjusted level of 43.2%, as a significant portion of the 1999 sales growth was under the Company's drug replacement program which realizes lower margins. Gross margin for the nine months ended September 30, 1999, was 40.5% compared to 38.7% for the same period in 1998, also due largely to the discontinuation of the capitation contract. Excluding the impacts of the capitation contract, gross margin for the nine months ended September 30, 1999 of 40.5% declined 1.4% from the 41.9% gross margin for the nine months ended September 30, 1998.

    During the first quarter of 1999, the Company changed its methodology for determining gross profit. The Company determined that the change in methodology was more appropriate and provided a better indication of the actual gross profit provided by revenue. Amounts from 1998 for both the quarter and year-to-date have been reclassified to conform to the 1999 presentation.

    Total operating expenses for the three months ended September 30, 1999 were $9.8 million, a decrease of $1.5 million or 13.3% from operating expenses of $11.3 million for the three months ended September 30, 1998. Total operating expenses as a percentage of revenue decreased to 32.5% for third quarter 1999 compared to 37.3% for the comparable period in the prior year. The decline was largely due to better productivity, which resulted in $0.7 million of lower selling, general and administrative expenses and an $0.8 million decline in provision for doubtful accounts as a result of the decrease in the Company's days sales outstanding due to improved collection procedures. The provision for doubtful accounts for the third quarter of 1999 declined to 1.9% of revenue compared to 4.6% for the third quarter of 1998. Total operating expenses of $29.0 million for the nine months ended September 30, 1999 declined from the $31.0 million for the first nine months of 1998. Total operating expenses as a percentage of revenue decreased to 32.9% for the nine months ended September 30, 1999 compared to 36.4% for the comparable period in the prior year.

    Interest expense decreased to $0.2 million for the three months ended September 30, 1999 from $0.7 million for the corresponding period in the prior year, as the amount of debt outstanding was reduced by 53.1% from $24.1 million at September 30, 1998 to $11.3 million at September 30, 1999. Year-to-date interest expense declined by $0.9 million as overall debt has decreased by $11.1 million from $22.4 million at December 31, 1998.

    The effective income tax rate for the third quarter of 1999 was 42.3%, resulting in net income of $1.3 million, or $0.11 diluted earnings per share. For the third quarter of 1998, the effective tax benefit rate was 42.6% and the net loss was $0.6 million or $0.03 loss per share. Year-to-date for the first nine months ended September 30, 1999, the effective tax rate was 42.2%, resulting in net income of $3.2 million, or $0.27 diluted earnings per share. For the first nine months of 1998, the effective tax rate was 198.7%, resulting in net loss of $0.1 million, or $0.01 loss per share (basic and diluted).

Liquidity and Capital Resources

    Net cash flow from operations of $7.4 million declined $2.1 million for the first nine months of 1999 compared to the first nine months of 1998. The decline is due in part to significant cash collections by the Company on outstanding account receivable balances during the third quarter of 1998 and payments of $1.6 million of federal income tax estimates in 1999. Net cash flow used by investing activities of $2.7 million decreased by $1.6 million for the first nine months of 1999 compared to the first nine months of 1998, due to reductions in purchases of equipment. Net cash flow used by financing activities of $8.4 million increased by $4.1 million in the first nine months of 1999 compared to the same period in 1998, due to the net impact of reduced borrowings under the Company's borrowing facility.

    As of September 30, 1999, the Company had no cash and cash equivalents, compared to $3.7 million of cash and cash equivalents at December 31, 1998. The decline in cash and cash equivalents is due to the Company's policy during 1999 of using excess cash balances to retire debt under its revolver agreement.

    On February 5, 1999, the Company entered into a $25 million Loan and Security Agreement ("Agreement") with a bank that replaced a previous facility. The Agreement provides for borrowings up to $25 million and requires the Company to meet certain financial covenants including, but not limited to: fixed charge coverage ratio; debt ratio; and limitation on annual capital expenditures. The Agreement provides for, among other things, the ability to meet working capital needs and to retire in its entirety the Company's former credit facility. The Company is subject to an early termination fee if the loan is terminated prior to its natural expiration of February 2002. The Company paid a facility fee of $0.2 million at the time of signing the Agreement. The Agreement prohibits the Company from declaring any cash dividends on its common stock. The Company may elect interest rates ranging from various LIBOR periods plus a 2.125% margin, to the bank's reference rate.

    Effective November 1, 1999, availability under the facility is related to a percentage of the Company's net outstanding account receivable and inventory balances, less certain ineligible amounts, as defined in the Agreement. The facility is secured by the Company's assets and a pledge of the stock of the Company's subsidiaries. Overall borrowings allowable under the Agreement are limited to the lessor of $25 million or the total allowable collateral base.

    Prior to November 1, 1999, the John N. Kapoor Trust, dated September 20, 1989, (the "Trust"), had pledged an irrevocable letter of credit ranging from $7 million to $2.5 million in favor of the lending bank to support borrowings that exceed the allowable collateral base as defined in the Agreement. In addition, the Company had entered into an agreement with the Trust which provided the payment of fees and expenses related to the establishment and maintenance of the letter of credit. Effective November 1, 1999, the Agreement was amended to eliminate the irrevocable letter of credit.

    Management believes that cash flow from operations and availability under the Agreement, will be sufficient to meet the cash needs of the business for the immediate future. In the event that additional capital is required, management cannot assure that such capital can be obtained on terms acceptable to the Company.

    There are currently various proposals under development to enact healthcare reform on a national, state and local level. It is not possible at this time to predict the cash flow impact, if any, which any such changes may have on providers of home healthcare services and on the Company's locations.

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

    The Company has finished its assessment program of the Company's operating information and facilities systems and is in the last stages of finalizing corrective measures to make all of its systems Year 2000 compliant. The program encompasses the Company's systems and the readiness of customers, third-party payers, vendors and other third parties with which the Company does business. The program included the following phases : awareness and inventory, detailed assessment and resolution, testing, deployment and contingency plan development for all areas.

    To date, the Company has completed an internal review of its computer equipment and software systems and other equipment with imbedded technology, the implementation of remediation measures for certain identified systems, ordinary course replacement of equipment and software with replacements which are Year 2000 complaint and is in the process of completing its comprehensive review of customers, vendors and other third parties to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues.

    To date, the Company's has substantially meet its objective to become Year 2000 compliant with its critical systems in the third quarter of 1999. The fourth quarter will be devoted to final testing, verification and conversion of non-essential systems.

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

    Because the Company believes that its critical systems are substantially Year 2000 compliant, the Company believes that the most likely worst case scenario would result from vendors or other third parties failing to achieve Year 2000 compliance. Depending upon the number of third parties, their identity and the nature of the noncompliance, the Year 2000 issue could have a material adverse effect on the Company's financial position or results of operations. The Company is in the process of developing contingency plans for any critical problems which may occur in any of the assessment areas noted above, and anticipates that such plans will be completed by December, 1999.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Not Applicable.

PART II.
OTHER INFORMATION

Item 1  Legal Proceedings

    Not Applicable.

Item 2  Changes in Securities and Use of Proceeds

  a. Effective September 1, 1999, the Company signed an amendment to the Agreement which provided for the inclusion, subject to certain ineligible amounts, of the Company's inventory into the collateral base. In addition, the annual commitment fee of 0.25% on the average daily unused amount of the facility was eliminated.

  b. Effective November 1, 1999, the Company signed an amendment to the Agreement which eliminated the letter of credit pledged by the John N. Kapoor Trust.

Item 3  Defaults Upon Senior Securities

    Not Applicable.

Item 4  Submission of Matters to a Vote of Security Holders

    Not Applicable.

Item 5  Other Information

    Not Applicable.

Item 6 (a)  Exhibits

    27—Financial Data Schedule

Item 6 (b)  Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTION CARE, INC.
By:	/s/ MICHAEL A. SIRI Michael A. Siri Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)
Date: November 15, 1999

QuickLinks

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION
Item 1 Legal Proceedings
Item 2 Changes in Securities and Use of Proceeds
Item 3 Defaults Upon Senior Securities
Item 4 Submission of Matters to a Vote of Security Holders
Item 5 Other Information
Item 6 (a) Exhibits
Item 6 (b) Reports on Form 8-K

SIGNATURE