Form 10-K405
period 1999-12-31
OPTION CARE INC/DE
filed 2000-03-30
CIK 884064

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                          COMMISSION FILE NO. 0-19878
                            ------------------------

                               OPTION CARE, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     36-3791193
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

    100 CORPORATE NORTH, SUITE 212,                           60015
         BANNOCKBURN, ILLINOIS                              (Zip Code)
    (Address of principal executive
               offices)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 17, 2000 was approximately $34,006,921 (based on closing sale price of $6.50 per share as reported by the Nasdaq National Market and published in the Wall Street Journal.) Solely for purposes of the foregoing calculation of aggregate market value of voting stock held by non-affiliates, the registrant has assumed that all Directors and executive officers of the registrant are affiliates of the registrant. Such assumption shall not be deemed as determination by the registrant that such persons are affiliates of the registrant for any purposes.

    The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 17, 2000 was approximately 11,686,658.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the 2000 Annual Shareholders Meeting are incorporated by reference into Items 10-13 in Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               OPTION CARE, INC.
                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                          --------
PART I:
Item 1.     Business....................................................      3
Item 2.     Properties..................................................      8
Item 3.     Legal proceedings...........................................      8
Item 4.     Submission of matters to a vote of security holders.........      8
Item 4(A).  Executive officers of registrant............................      9

PART II:
Item 5.     Market for registrant's common equity and related
            stockholders matters........................................     11
Item 6.     Selected financial data.....................................     11
Item 7.     Management's discussion and analysis of financial condition
            and results of operations...................................     13
Item 7(A).  Quantitative and qualitative disclosures about market
            risk........................................................     18
Item 8.     Financial statements and supplementary data.................     18
Item 9.     Changes in and disagreements with accountants on accounting
            and financial disclosure....................................     18

PART III:
Item 10.    Directors and executive officers of the registrant..........     19
Item 11.    Executive compensation......................................     19
Item 12.    Security ownership of certain beneficial owners and
            management..................................................     19
Item 13.    Certain relationships and related transactions..............     19

PART IV:
Item 14.    Exhibits, financial statement schedule, and reports on Form
            8-K.........................................................     20

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

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Option Care, Inc. (together with its subsidiaries, collectively "the Company") is a provider of specialty pharmaceutical products and services for intravenous delivery. The Company contracts with managed care organizations and other third party payors to provide pharmaceutical products and complex compounded solutions through its national network of 140 offices for administration to patients in alternative site settings. In addition, the Company markets specialty drugs and pharmacy consulting services directly to physicians and patients. The Company also supplies state-of-the-art data management products and services to the home healthcare industry. The Company was incorporated in Delaware on July 9, 1991. The Company's predecessor was incorporated in California in January 1984.

    The Company has an established nationwide presence with a strong brand identity and broad accessibility for managed care payors and customers. As of December 31, 1999, 140 Option Care offices were operating in 34 states, with 117 offices owned and operated by franchise owners and 23 offices owned and operated by the Company. Certain of the Company-owned offices also operate other ancillary healthcare businesses, which provide nursing, respiratory therapy and durable medical equipment. Revenue generated from patient care services from all 140 Option Care offices grew by $14 million to $285 million in 1999 from $271 million realized in 1998.

    The Company and its franchises have formed networks to provide managed care companies and payors with infusion therapy, respiratory services, nursing services and durable medical equipment. Many referral sources, such as hospitals, physicians, third-party payors and case management companies, may prefer making patient referrals to multi-office companies or systems, such as the Option Care system. Under the Company's Optionet-Registered Trademark-program, the Company has contracted with certain regional and national third-party payors and case management companies to refer patients to Company and franchise offices.

    The Company is committed to the providing of superior quality care and believes that an important measure of quality in the healthcare industry is accreditation by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") or similar organizations. As of December 31, 1999, over 90% of the franchise and Company owned offices were accredited and a total of 24 or 17% received commendations. Since 1990, all new franchises have been required by the Company to apply for accreditation within their first year of operation. The Company's goal is for all Option Care offices to become accredited.

    The Company's business consists of the following components:

-  HEALTHCARE SERVICES

    The Company is a direct provider of alternate site infusion therapy, specialty pharmacy and drug distribution and other healthcare services. Option Care offices compound, dispense and administer pharmaceuticals, sell medical supplies, sell or rent associated durable medical equipment, provide skilled nursing services, train patients and their caregivers, consult with attending physicians, and process reimbursement claims. The decision to proceed with alternate site therapies is generally made jointly by the patient, the attending physician and a representative of the Option Care office involved. The decision involves obtaining and evaluating information about the patient's medical history, care environment and insurance coverage, as well as discussing the patient's or caregiver's willingness and ability to participate in the management of care in an alternate site setting.

    Through its owned offices in Florida and Michigan, the Company contracts with managed care organizations and physician groups to provide biotech injectable drugs for administration to patients in physicians' offices and other alternative sites. The Company also markets injectable drugs and provides pharmacy consulting services directly to physicians and patients. In January 2000, the

    Company repositioned the specialty pharmacy and drug distribution business into a separate division doing business as OptionMed-TM-.

    The Company's nursing services include providing support for infusion therapies, providing traditional home health nursing services, skilled nursing services and private duty services. These nursing services include patient assessment, training, monitoring, documentation and physician communication.

-  FRANCHISING PROGRAM

    As of December 31, 1999, the Company had 117 franchise offices that also are providers of in-home or alternative site infusion therapy and other healthcare services. Effective January 1, 1999 any new franchise granted by the Company provides the franchise owner the authority to own and operate an Option Care office within a granted territory for up to a 10-year term. The initial franchise fee for start-up franchises is payable by the franchise owner upon execution of the franchise agreement. The exact amount of the initial franchise fee is determined by the Company based on the population in the territory granted to the franchise owner. The Company's franchise agreements generally provide for royalties on a sliding scale ranging from a high of 9% to a low of 2% of annual gross cash receipts.

    Each franchise office is required to maintain a licensed pharmacy equipped to compound sterile patient medications and parenteral solutions as prescribed by the patient's physician. Each location operates under a confidential, proprietary system developed by the Company, which includes procedures for quality assurance, patient care, consistency and uniformity of pharmaceuticals and offered services, initial training and ongoing assistance.

    Key employees of each franchise office, including the director of pharmacy, director of nursing, and general manager, must complete initial training programs provided by the Company. In addition to required initial training, the Company may offer additional programs on selected topics to franchise owners and their employees. The Company's initial training stresses the importance of responsive service. In addition, the Company may make available to franchisees additional programs for marketing and operating support services.

    The Company's franchise agreements require, among other things, that franchise owners meet the Company's policies on quality assurance, clinical services and local marketing and to obtain specified liability insurance protecting the franchise owner against claims arising from the operation of the franchised business.

    The Company conducts an annual meeting for franchise owners and their key employees to offer information on new and existing Option Care programs and procedures. The Company works with a National Advisory Council to discuss and communicate recommendations concerning the franchise system.

    The following table indicates the number of Option Care franchise offices at the beginning of the year, the number of new franchises sold, the number of franchises terminated, consolidated or purchased and the number of franchises at the end of each year for the three-year period ended
    December 31, 1999:

                                                                    1999       1998       1997
                                                                  --------   --------   --------
    Number of franchise offices at beginning of year............    121        138        164
    New franchises opened.......................................      4          3          4
    Franchises terminated, consolidated or purchased............     (8)       (20)       (30)
                                                                    ---        ---        ---
    Number of franchise offices at end of year..................    117        121        138
                                                                    ===        ===        ===

-  DATA MANAGEMENT SYSTEMS

    Management by Information, Inc. (MBI) supplies state-of-the-art data management products and services to the healthcare industry through such products as MBI HomeCare V5.0, which was introduced in 1999. MBI specializes in home infusion and home medical equipment software products which are designed with the ability to integrate with other key information systems to provide a seamless business solution to healthcare companies.

    The Company plans to continue to investigate expanding, growing and developing its business through (i) selective entry into new geographic markets through alliances, acquisition or start-ups, (ii) expanding the specialty pharmacy and distribution division, OptionMed-TM-, into additional geographic markets, and (iii) increasing the volume of current therapies and expanding coverage of new therapies and services. To meet the Company's objectives, additional financing sources may be required, for which the Company can give no guarantees that such financing will be available or available at an acceptable cost.

REIMBURSEMENT FOR SERVICES

    Most patient care service revenue of Company-owned offices are derived from third-party payors, such as insurance companies, health maintenance organizations, self-insured employers, Medicare and state Medicaid programs. Where permitted by law or contract, patients are billed for amounts not reimbursed by third-party payors. Reimbursement from Medicare and Medicaid programs is subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments and governmental funding restrictions, all of which may materially affect payments to home healthcare providers.

    The following table sets forth the approximate percentages of revenue attributable to private and government reimbursement sources for Company-owned offices for the three year period as indicated:

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               1999       1998       1997
                                                             --------   --------   --------
Private insurance and other private payors.................     82%        75%        60%
Medicare, Medicaid and other governmental programs.........     18         25         40
                                                               ---        ---        ---
    Total..................................................    100%       100%       100%
                                                               ===        ===        ===

SALES AND MARKETING

    Generating patient referrals is vital to the success of any alternative site healthcare business. Option Care offices are required to employ sales personnel whose primary responsibility is to market Option Care services to potential referral sources. Marketing efforts focus on area hospitals, physicians, managed-care and other payors and case management companies. The active role which general managers and franchise owners typically play in the operation of the business also helps create a focused effort on developing the market for each location.

    The Company has established a program called Optionet-Registered Trademark-, through which the Company contracts with certain regional and national third-party payors (e.g., insurance companies, health maintenance organizations and large self-insured employers) to receive referrals of their covered members to participating Option Care offices. Based on payor preference or requirements, Option Care offices bill the payor directly for services rendered, or Optionet-Registered Trademark- arranges for a third-party billing service to bill the payor for a billing fee.

SUPPLIERS

    Option Care offices purchase pharmaceuticals and supplies relating to their Option Care business from suppliers specified by the Company. The Company may derive revenue through administrative fees received from contracted manufacturers.

    Neither the Company nor its franchises have experienced significant difficulty in purchasing pharmaceuticals, supplies or equipment. In the event that current suppliers cease or are unable to sell pharmaceuticals and supplies to the Company or its franchises, the Company believes that alternate sources can be located which would adequately meet their needs without undue burden.

GOVERNMENT REGULATION

    HEALTH CARE REGULATION

    Healthcare is subject to regulation by the various states in which the Company and its franchise owners conduct their businesses, as well as by the federal government. Option Care offices are subject to federal, state and local laws (including licensing laws) governing pharmacies, home health agencies, nursing services, health planning and professional conduct. Each Option Care office must be appropriately registered with the United States Food and Drug Administration and Drug Enforcement Administration and comply with record keeping and inventory requirements for the dispensing of controlled substances. Although the Company provides its franchise offices guidance in compliance with regulatory requirements, it is not responsible for such compliance. The failure of an Option Care office to obtain, renew or maintain any required regulatory approvals or licenses could adversely affect that location and could prevent such location from offering services to patients.

    To the extent an Option Care office provides service under the Medicare, Medicaid and other governmental programs, it is subject to a broad body of laws regulating those programs, including federal "fraud and abuse" laws. Among other things, these laws prohibit any bribe, kickback or rebate in return for the referral of Medicare or Medicaid patients. In addition, many of the states in which Option Care offices operate have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Several states restrict or prohibit referrals where a physician has a financial relationship with the provider. In addition, some states restrict certain business relationships between physicians and pharmacies. State laws vary from state to state. The Company exercises care in structuring its arrangements with health care providers and referral sources to comply with the relevant statutes, but there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company or the franchise owners.

    Other state and federal laws and regulations could also adversely affect existing or future financial relationships between physicians and health care businesses, including franchised businesses. The Omnibus Reconciliation Act of 1993 ("Act") prohibits physicians, subject to certain exceptions, who have a "financial relationship" with an entity from referring patients to that entity for the provision of "designated health services" which may be reimbursed by Medicare or Medicaid. The "designated health services" include parenteral and enteral nutrients; equipment and supplies; outpatient prescription drugs; and durable medical equipment. With certain exceptions, this Act also requires entities seeking payment from the Medicare and Medicaid programs to report any ownership and compensation arrangements with physicians. This federal law bars, with limited exceptions, physician ownership of an Option Care franchise office.

    The United States Department of Health and Human Services, Office of the Inspector General ("OIG"), has been utilizing a civil statute, the False Claims Act, in challenging Medicare billing practices. In particular, the False Claims Act provides that any person who knowingly presents, or causes to be presented, to an officer or employee of the United States Government or a member of the Armed Forces of the United States a false or fraudulent claim for payment or approval may be subject to a civil penalty of $10,000, plus treble damages for each fraudulent claim. It is the Company's understanding that the OIG considers each claim that is submitted for reimbursement to the Medicare program to be a claim for purposes of the False Claims Act.

    New healthcare legislation is promulgated on an ongoing basis and could impact providers of Option Care services, although it is not possible at this time to predict the nature or extent of any impact upon Option Care offices.

    The Company is unable to predict whether any new legislation or regulations may be enacted in the future which may affect the business of the Company, Option Care offices or the health care industry, including third-party reimbursement. Accordingly, the Company cannot predict whether any such new legislation or regulations would have a material adverse impact on the Company.

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

EMPLOYEES

    As of December 31, 1999, the Company employed 613 persons on a full-time basis and 405 persons on a part-time basis. Of the Company's full-time employees, 62 were corporate management and administrative personnel and the remaining 551 were employees of Company owned offices, primarily in clinical, management and administrative positions.

    The Company considers its employee relations to be good. None of the Company's employees are covered by a collective bargaining agreement.

INSURANCE

    The Company currently maintains insurance for general and professional liability claims in an aggregate amount which it believes to be sufficient given the nature of its business. In addition, the Company maintains insurance for vicarious liability of the Company, if any, for the acts and omissions of its franchises, and the Company requires each franchise to maintain general liability insurance and professional liability insurance on each of its professionals, in each case covering both the franchise and the Company, with coverage at levels which the Company believes to be sufficient. These policies generally provide coverage on a claims-made or occurrence basis and have certain exclusions from coverage. These insurance policies must generally be renewed annually. There can be no assurance that insurance coverage will be adequate to cover liability claims that may be asserted against the Company or that adequate insurance will be available in the future at acceptable cost. To the extent that liability insurance is not adequate to cover liability claims against the Company, the Company will be responsible for the excess.

ITEM 2. PROPERTIES

    The Company maintains executive offices at 100 Corporate North, Suite 212, Bannockburn, IL, consisting of approximately 18,845 square feet of leased space.

    At December 31, 1999, the Company had operations located in Little Rock, AR, Bullhead City, AZ, Chico, Victorville and Vista, CA, Grand Junction and Denver, CO, Brandon and Miami, FL, Ann Arbor and Grand Haven, MI, Columbia and Jefferson City, MO, Grand Island, Lincoln and Omaha, NE, Milford, OH, Oklahoma City, OK, Bethlehem and Horsham, PA, Houston, TX, Bellingham, Everett and Kennewick, WA. These locations consist of approximately 148,294 square feet in total.

    At December 31, 1999, all Company owned offices have ongoing leases for office space with remaining terms ranging from six months to five years. The Company owned offices are in good condition, well maintained, and are adequate to fulfill the operational needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    The Company is party to certain legal proceedings incidental to its business. The Company does not believe that the outcome of such legal proceedings will have a material adverse impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders through the solicitation of proxies, or otherwise during the fourth quarter of the fiscal year ended December 31, 1999.

ITEM 4(A). EXECUTIVE OFFICERS

    The names, ages and positions of the executive officers of the Company are set forth below. Executive officers of the Company serve at the discretion of the Board of Directors.

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Dr. John N. Kapoor........................     56      Chairman of the Board and Director

Michael A. Rusnak.........................     44      President, Chief Executive Officer and
                                                       Director

Cathy Bellehumeur.........................     49      Senior Vice President, Secretary,
                                                       Corporate Compliance Officer and General
                                                       Counsel

Rajat Rai.................................     33      Chief Operating Officer

Michael A. Siri...........................     45      Vice President and Chief Financial Officer

    All executive officers are elected annually and serve for a one-year term. There are no family relationships between any of the Company's executive officers and Directors and there are no arrangements or understandings between any of the executive officers and any other person pursuant to which the executive officer was selected as an officer.

    John N. Kapoor, Ph.D., is currently the Company's Chairman of the Board. He has been Chairman of the Board of Directors since October 1990. He served as the Company's Chief Executive Officer from August 1993 to April 1996 and served as President from August 1993 through October 1993 and from January 1995 through February 1996. Dr. Kapoor also served as Chief Executive Officer and President from March 1991 to May 1991. In addition, Dr. Kapoor is President of E. J. Financial Enterprises, Inc., a position he has held since April 1990. From
June 1982 to April 1990, Dr. Kapoor held several positions with Lyphomed, Inc., including Chairman, Chief Executive Officer and President. Dr. Kapoor is also a Director of Integrated Surgical Systems, Inc. and the Chairman of the Board and Director for each of Akorn, Inc., and NeoPharm, Inc. Dr. Kapoor received his Ph.D. in medicinal chemistry from the State University of New York and a B.S. in pharmacy from Bombay University.

    Mr. Michael A. Rusnak has been the Company's President and Chief Executive Officer since October 1998 and a member of the Board of Directors since
November 1998. From June 1998 to October 1998, Mr. Rusnak was Executive Vice President and Chief Operating Officer. Prior to such time he was Senior Vice President of Option Care, Inc. and President of Option Care Enterprises, Inc. from May 1998 to June 1998. Mr. Rusnak was also the Company's Vice President-Franchise Services from November 1997 to May 1998. Prior to joining the Company, he was employed by Columbia Home Care Group, a division of Columbia HCA, from October 1996 to October 1997 as the Senior Vice President of Operations. From 1992 to 1997 he was the Vice President of Operations for Staff Builders Services, Inc. From 1982 to 1992 he was the Operations Manager for Interim Systems Corporation. He has a B.S. degree from St. Francis University and a Nursing and Respiratory degree from Northwestern University/Wesley Passavant School of Nursing.

    Ms. Cathy Bellehumeur has been Secretary and General Counsel since
February 1994, a Vice President since March 1994, Corporate Compliance Officer since May, 1995 and Senior Vice President since January 1997. Prior to joining the Company, Ms. Bellehumeur was an attorney in private practice with Godfrey & Cahn, S.C., Milwaukee WI from May 1987 to August 1991 and with Ross & Hardies, Chicago, Illinois from August 1991 to January 1994. Ms. Bellehumeur graduated Magna Cum Laude from Marquette University Law School and also has a Masters Degree in Education.

    Mr. Rai has been Chief Operating Officer since August 1999. He had previously been Executive Vice President of Option Care Enterprises, Inc. since October 1998. Mr. Rai has been with the Company since August 1992, and has served in many positions ranging from Senior Vice President to General Manager and has held a variety of finance positions. Prior to joining the Company, he received his MBA in Finance from Wayne State University and also has a B.S. degree from Mechanical Engineering College in Warangal, India.

    Mr. Michael A. Siri has been Vice President and Chief Financial Officer since October 1998. Prior to such time, Mr. Siri was the Company's Vice President-Finance from July 1998 to October 1998. From November 1986 to
January 1998, Mr. Siri was employed by Culligan Water Technologies, Inc., where he was their Executive Director Finance and Treasurer. Mr. Siri has a B.S. in Accounting from Indiana University and a M.B.A. in Finance from the University of Chicago.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "OPTN". The following table sets forth, for the periods indicated the high and low sales prices for the Company's Common Stock.

CALENDAR QUARTER                                                HIGH       LOW
----------------                                              --------   --------
1999
First Quarter...............................................   $5.88      $1.00
Second Quarter..............................................   $3.50      $1.50
Third Quarter...............................................   $5.00      $2.69
Fourth Quarter..............................................   $4.00      $2.63

1998
First Quarter...............................................   $4.94      $3.25
Second Quarter..............................................   $4.38      $2.69
Third Quarter...............................................   $3.06      $1.13
Fourth Quarter..............................................   $2.00      $0.75

    As of March 17, 2000, there were approximately 283 holders of record of the Company's Common Stock. The closing price of the Company's Common Stock on March 17, 2000 was $6.50 per share, as reported by the Nasdaq National Market.

    The Company did not pay cash dividends in 1999 or 1998. The payment of dividends by the Company is restricted under the Company's revolving credit facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Company's Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected consolidated financial data for the Company for each of the five years in the period ended December 31, 1999. The selected consolidated financial data reflects the Company's acquisitions, all of which were accounted for using the purchase method of accounting, except for the acquisition of Addison Home Care, Inc. on September 19, 1996, which was treated as a pooling of interests. This summary should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, contained elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Revenue:
  Patient care services.....................  $108,613   $96,119    $ 81,104   $ 49,035   $41,989
  Product sales and network management......     3,134    10,121       9,423      9,865    11,513
  Royalty fees and other....................     8,702     8,700       9,966     12,193    12,517
                                              --------   -------    --------   --------   -------
      Total revenue.........................   120,449   114,940     100,493     71,093    66,019
                                              --------   -------    --------   --------   -------
Cost of revenue:
  Cost of goods sold........................    53,864    51,366      36,875     22,160    22,275
  Cost of services provided.................    16,890    17,743      20,634     12,919    11,918
                                              --------   -------    --------   --------   -------
      Total cost of revenue.................    70,754    69,109      57,509     35,079    34,193
                                              --------   -------    --------   --------   -------
Gross profit................................    49,695    45,831      42,984     36,014    31,826
Operating expenses:
  Selling, general and administrative.......    36,888    37,853      34,623     26,795    23,629
  Provision for doubtful accounts...........     2,970     4,936       5,750      1,861     1,653
  Amortization of goodwill..................       553       504         386        960       914
  Asset write-offs and other charges........        --        --       3,902     24,164        --
                                              --------   -------    --------   --------   -------
      Total operating expenses..............    40,411    43,293      44,661     53,780    26,196
                                              --------   -------    --------   --------   -------
Operating income (loss).....................     9,284     2,538      (1,677)   (17,766)    5,630
Other expense, net..........................    (1,528)   (2,387)     (1,660)      (192)     (423)
                                              --------   -------    --------   --------   -------
Income (loss) before income taxes...........     7,756       151      (3,337)   (17,958)    5,207
Provision (benefit) for income taxes........     3,129       842      (1,240)     2,298     2,219
                                              --------   -------    --------   --------   -------
Net income (loss)...........................  $  4,627   $  (691)   $ (2,097)  $(20,256)  $ 2,988
                                              ========   =======    ========   ========   =======
Net income (loss) per common share:
  Basic.....................................  $   0.40   $ (0.06)   $  (0.19)  $  (1.93)  $  0.29
                                              ========   =======    ========   ========   =======
  Diluted...................................  $   0.39   $ (0.06)   $  (0.19)  $  (1.93)  $  0.28
                                              ========   =======    ========   ========   =======
Shares used in computing net income (loss)
  per common share:
  Basic.....................................    11,483    11,071      10,879     10,494    10,431
                                              ========   =======    ========   ========   =======
  Diluted...................................    11,926    11,071      10,879     10,494    10,500
                                              ========   =======    ========   ========   =======

CONSOLIDATED BALANCE SHEET DATA:

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1999       1998       1997       1996       1995
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Trade accounts receivable, net.................  $22,697    $23,544    $34,138    $20,558    $16,558
Working capital................................   11,676     19,796     25,901     21,458     16,131
Intangible assets, net.........................   22,067     20,060     19,895      9,832     30,328
Total assets...................................   57,634     59,392     68,639     44,041     58,997
Total long-term debt...........................    8,590     22,358     29,115     12,461      6,696
Stockholders' equity...........................   29,306     23,739     23,402     23,540     43,506

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Option Care, Inc. (together with its subsidiaries, collectively "the Company") is a provider of specialty pharmaceutical products and services for intravenous delivery. The Company contracts with managed care organizations and other third party payors to provide pharmaceutical products and complex compounded solutions through its national network of more than 140 offices for administration to patients in alternative site settings. In addition, the Company markets specialty drugs and pharmacy consulting services directly to physicians and patients. The Company also supplies state-of-the-art data management products and services to the home health industry.

RESULTS OF OPERATIONS

    The Company's revenues are derived primarily from three sources:
(i) patient care services from Company-owned offices; (ii) product sales and network management services; and (iii) royalty fees from franchise offices. The following table sets forth the percentage relationships that certain items from the Company's Consolidated Statements of Operations bear to total revenue for the years ended December 31, 1999, 1998, and 1997, and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto contained elsewhere in this Annual Report on Form 10-K:

                                                                    1999          1998          1997
                                                                  --------      --------      --------
Revenue
  Patient care services.....................................        90.2%         83.6%         80.7%
  Product sales and network management......................         2.6           8.8           9.4
  Royalty fees and other....................................         7.2           7.6           9.9
                                                                   -----         -----         -----
Total revenue...............................................       100.0         100.0         100.0

Gross profit................................................        41.3          39.9          42.8
Selling, general & administrative expenses..................        30.6          32.9          34.5
Provision for doubtful accounts.............................         2.5           4.3           5.7
Operating income (loss).....................................         7.7           2.2          (1.7)

Net income (loss)...........................................         3.8%         (0.6)%        (2.1)%

1999 COMPARED TO 1998

REVENUE--

    Revenue for the year ended December 31, 1999 was $120.4 million, an increase of $5.5 million, or 4.8%, over 1998. Revenue from patient care services for 1999 was $108.6 million, an increase of $12.5 million over 1998. The increase was due primarily to same-store growth of 12.5% realized at the Company-owned offices for 1999. Product sales and network management revenue for 1999 declined by $7.0 million, due primarily to the Company's decisions, made in the second and third quarters of 1998, to terminate its participation under contracts to perform network management services. The current year revenue amount of $3.1 million consists mainly of sales of software made through the Company's wholly-owned subsidiary, MBI. Excluding the revenue recognized during 1998 under the terminated contracts, product sale revenue in 1999 increased by $0.6 million as MBI successfully rolled out its MBI Home IV Manager V5.0 software during 1999. Royalty fees and other revenue of $8.7 million for 1999 equaled the $8.7 million reported for 1998.

GROSS PROFIT--

    Gross profit of $49.7 million for 1999 represented an increase of $3.9 million, or 8.4%, from the $45.8 million realized in 1998. Gross profit margin for 1999 increased to 41.3% compared to 1998's gross margin of 39.9% due in part to the 13.0% increase in patient care services revenue. In addition, the 1999 gross margin did not include any impact from the terminated network management service contracts, which in 1998 provided little or no gross margin on over $6 million of network management revenue. Also, the revenue mix realized in 1999, compared to 1998, consisted of significantly increased specialty pharmacy and drug distribution revenue, which realizes a lower gross margin than the Company's core infusion therapies. This revenue increased by 46.1% or $9.5 million from $20.6 million in 1998 to $30.1 million in 1999.

    During the first quarter of 1999, the Company changed its methodology for reporting gross profit. Costs deemed to be directly related to the production of revenues, such as pharmacy and nursing, remained in the cost of service, while all other costs, previously reported as patient care services operations were reclassified into selling, general and administrative. The Company determined that the new method of reporting was more appropriate and provided a better indication of the actual gross profit provided by the revenue. Certain amounts from prior years have been reclassified to conform to the 1999 presentation.

OPERATING EXPENSES--

    Operating expenses for 1999 declined by $2.9 million, or 6.7%, to $40.4 million from $43.3 million in 1998. Operating expenses as a percentage of revenue declined from 37.7% in 1998 to 33.6% in 1999. Selling, general and administrative expenses decreased by $1.0 million or 2.5%, primarily due to better productivity. The provision for doubtful accounts declined by $2.0 million, or 39.8%, due to the strong cash collections realized in 1999 of outstanding accounts receivable. Amortization of goodwill for 1999 was consistent with 1998 amortization.

INTEREST EXPENSE--

    Interest expense declined by $1.4 million or 58% as overall debt was reduced from $22.4 million at December 31, 1998 to $8.6 million at December 31, 1999. The decline came in part from the Company's use of cash on hand to reduce debt upon signing its new debt facility in the first quarter of 1999. In the third quarter of 1998, the Company discontinued its policy of using excess cash flow to pay down on its revolver debt. Once the new debt facility was in place, the Company re-instituted its policy and used cash-on-hand to retire debt. In addition, in 1999 the Company used its operating cash flow of $7.7 million, generated by strong cash collections of outstanding accounts receivable and proper management of accounts payable, to minimize outstanding amounts under its revolver facility.

INCOME TAXES--

    Income taxes were provided for at a 40.3% rate reflecting the Company's profitability during 1999. Comparisons to prior year are not meaningful because the Company in 1998 settled outstanding audits and recognized additional tax expense.

EARNINGS PER SHARE--

    As a result of the forgoing, the Company for the full year of 1999 recorded net income of $4.6 million or 3.8% of revenue, an increase of $5.3 million over the net loss of ($0.7) million recorded in 1998. Earnings per diluted share increased for the year from a loss of $(0.06) in 1998 to $0.39 for 1999, due to the increase in net income, offset by an 855,000 increase, or 7.7%, of diluted shares outstanding. The increase in the diluted shares is due to the 81.5% increase in the market price of the Company's stock at December 31, 1999 compared to December 31, 1998 and to issuance of shares under certain of the Company's 1996 and 1997 acquisition agreements.

1998 COMPARED TO 1997

REVENUE--

    Revenue for the year ended December 31, 1998 was $114.9 million, an increase of $14.4 million or 14.4 percent over 1997. The $14.4 million increase in revenue is due to: $9.6 million of internal growth from the Company's owned operations; $8.6 million from a full year of results from the Company's 1997 acquisitions; $6.0 million of network management revenue from the Company's administration of the Health Net contract at the Company's West Coast Coordinated Care Center; offset by a net $9.8 million decline in other revenues. Other revenues declined primarily due to reductions in product sales as a result of management's decision during the second quarter of 1998 to end its program of product distribution to the franchise network. Revenues from patient care services for 1998 were $96.1 million, representing an increase of 18.5% over 1997. Product sales and network management revenue of $10.1 million increased 7.4% due to the Company's administration of the Health Net contract in 1998, which more than offset the decline in products sales. Royalty fees and other revenue of $8.7 million in 1998 declined 12.7% from the 1997 period due to replacement of royalty fees with patient care services revenue due to the acquisition by the Company of several large franchises during 1997.

GROSS PROFIT--

    Gross profit of $45.8 million for 1998 increased by $2.8 million, or 6.6%, over the $43.0 million realized in 1997 due mostly to the $15.0 million or 18.5% increase in patient care services revenue. Gross profit margin for 1998 of 39.9% declined from 1997's margin of 42.8% due mainly to the effects of the administration of the Healthnet contract in 1998 which provided a negative gross margin of $(0.3) million on a revenue base of $6.5 million, excluding the Healthnet contract, gross margin percentage for 1998 was 42.5%.

OPERATING EXPENSES--

    Operating expenses declined by $1.4 million to $43.3 million for 1998 due in part to the inclusion of a $3.9 million asset write-off and other charges taken by the Company in 1997. Excluding such charge, the Company's operating expenses increased by $2.5 million, largely due to increased administrative costs of $3.2 million due to the cost of integrating the newly acquired offices made in 1996 and 1997. This increase was offset by a decline in the provision for doubtful accounts of $0.8 million. In addition, during the fourth quarter of 1998, the Company ended its participation under the HealthNet contract and accrued $0.4 million of expenses for the run-off costs associated with such close-out.

INTEREST EXPENSE--

    Interest expense for 1998 increased by 39.8% or $0.7 million over the 1997 period as a result of higher interest rates incurred by the Company during the third and fourth quarters of 1998 due to the Company's default under certain interest coverage covenant in the revolving credit facility.

INCOME TAXES--

    Income tax expense recognized in fiscal 1998 includes the recognition of $0.7 million of expense due to tax adjustments and changes in reserves related to the settlement of an IRS audit of prior years tax returns for the 1992 through 1995 periods.

    As a result of the forgoing, the Company recorded a net loss of $0.7 million in 1998 compared to a net loss of $2.1 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS--

    As of December 31, 1999, the Company had no cash and cash equivalents, compared to $3.7 million of cash and cash equivalents at December 31, 1998. At year-end 1998, the Company was engaged in negotiations with its bank group and concurrently negotiated the terms of a replacement facility and had temporarily discontinued its policy of reducing its outstanding debt with its excess cash flow from operations. This generated a large net cash balance of $3.7 million at December 31, 1998 in relation to historical practices. In 1999, after the signing of the new facility, the Company continued its prior practice of using its excess cash flow from operation to retire amounts outstanding under its revolver facility.

NET CASH FLOWS--

    Net cash flow provided by operations for 1999 was $7.7 million, a decrease of $5.2 million from 1998 due to the reduction in the improvement in accounts receivable and an increase in inventory balances. The reduced improvement from account receivable is due in part to the 12.5% increase in same store sales realized in 1999 and the impact of the significant reduction of accounts receivables that occurred in 1998. The inventory balance increased in 1999 due to the purchase at year-end of selected high cost pharmaceuticals due to Year 2000 planning and the ability to obtain favorable price reductions based on volume purchases.

    Net cash flow used in investing activities for 1999 of $1.8 million represented a $1.6 million decrease from the $3.4 million used in 1998 as purchases of equipment declined by $1.4 million. Net cash flow used by financing activities in 1999 of $9.6 million, increased by $3.7 million over the 1998 usage of $5.9 million mainly due to increased payments made under the Company's revolving agreement.

REVOLVING DEBT FACILITY--

    During 1998, the Company was a party to a $35 million revolving credit facility, which contained certain financial covenants. As of June 30, 1998, the Company was out of compliance with the interest coverage covenant. As a result, the Company was not able to make draw downs on its facility for working capital purposes. The Company was in negotiations with its lenders to secure forbearance with respect to such covenant as of December 31, 1998. The forbearance was secured on January 15, 1999.

    On February 5, 1999, the Company entered into a $25 million Loan and Security Agreement ("Agreement") with Banc of America Commercial Finance that replaced the former facility. All amounts outstanding under the former facility were repaid using cash on hand and proceeds from the Agreement. The Agreement provides for borrowings up to $25 million and requires the Company to meet certain financial covenants including, but not limited to: fixed charge coverage ratio; debt ratio; and limitation on annual capital expenditures. The Agreement provides for, among other things, the ability to meet working capital needs and to retire in its entirety the Company's former facility. The Company is subject to an early termination fee if the loan is terminated prior to its natural expiration of February 2002. The Company paid a facility fee of $0.2 million at the time of signing the Agreement. The Agreement prohibits the Company from declaring any cash dividends on its common stock. The Company may elect interest rates ranging from various LIBOR periods plus a 2.125% margin, to the bank's reference rate. During 1999, the Company paid an average interest rate of 7.7% on its outstanding amounts under the Agreement.

    Availability under the facility is related to a percentage of the Company's net outstanding accounts receivable and inventory balances, less certain ineligible amounts, as defined in the Agreement. The facility is secured by all of the issued and outstanding Common Stock of each of the Company's subsidiaries. Overall borrowings allowable under the Agreement are limited to the lessor of $25 million or, the total allowable collateral base.

    Management believes that cash flow from operations and amounts available under the Agreement will be sufficient to meet the cash needs of the business for the immediate future. In the event that additional capital is required, management cannot assure that such capital can be obtained on terms acceptable to the Company.

    There are currently various proposals under development to enact healthcare reform on a national, state and local level. It is not possible at this time to predict the cash flow impact, if any, which any such changes may have on providers of home healthcare services and on the Option Care offices.

GOODWILL AND OTHER INTANGIBLE ASSETS--

    Goodwill and other intangible assets, net, at December 31, 1999 of $22.1 million, rose by $2.0 million or 10% over the $20.1 million at December 31, 1998. The increase was due to payments made under certain of the Company's purchase agreements for acquisitions made in 1997 and 1996. These agreements obligate the Company, upon the acquired businesses meeting of determined milestones, the attainment of certain financial results or contractually, to pay additional consideration to former owners representing additional purchase price for these acquisitions. Total net goodwill and other intangible assets increased as a percentage of total assets from 33.8% at December 31, 1998 to 38.3% at December 31, 1999, due mainly to the additional payments made and a $2.4 million reduction in current assets in 1999 from 1998 levels. Total net goodwill and other intangible assets reduced as a percentage of stockholders' equity from 84.5% at December 31, 1998 to 75.3% at December 31, 1999, due mainly to the $5.6 million increase in stockholders' equity due to the net income realized in 1999 and from increases due to shares issued by the Company, offset by the aforementioned increase in net goodwill.

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

    The Company has completed its program to make its systems Year 2000 compliant. This program encompassed the Company's operating information and facilities systems, and the readiness of customers, third-party payers, vendors and other third parties with which the Company does business. The program included the following phases: awareness and inventory, detailed assessment and resolution, testing, deployment and contingency plan development for all areas.

    Prior to the end of 1999, the Company completed an internal review of its computer equipment and software systems and other equipment with imbedded technology. Other phases of its program, included the implementation of remediation measures for certain identified systems, ordinary course replacement of equipment and software with replacements which are Year 2000 complaint, and a comprehensive review of customers, vendors and other third parties to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues.

    The total cost of the Year 2000 project to date has not been material. Based on the program to date, the Company does not expect that future costs of modifications, if any, will have a material adverse effect on the Company's financial position or results of operations and that currently anticipated costs to be incurred by the Company with respect to Year 2000 issues will be funded from operating cash flows. However, if all Year 2000 issues have not been properly identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

    Because the Company's internal systems have become Year 2000 compliant in a timely manner, the Company believes that the most likely worst case scenario would result from vendors or other third parties failing to achieve Year 2000 compliance. Depending upon the number of third parties, their identity and the nature of the noncompliance, the Year 2000 issue could have a material adverse effect on the Company's financial position or results of operations.

QUARTERLY INFORMATION

    Below is a summary of unaudited consolidated quarterly financial information for the years ended December 31, 1999 and 1998 (in thousands, except per share data). Certain amounts have been restated from previously published amounts.

                                    QUARTER

1999:                                                      FIRST      SECOND     THIRD      FOURTH
-----                                                     --------   --------   --------   --------
Revenue.................................................  $29,029    $29,572    $30,197    $31,651
Gross profit............................................   11,661     12,250     12,685     13,099
Income before income taxes..............................    1,315      1,865      2,318      2,258
Net income..............................................      763      1,081      1,336      1,447
Basic earnings per share................................  $  0.07    $  0.09    $  0.12    $  0.12
                                                          -------    -------    -------    -------
Diluted earnings per share..............................  $  0.07    $  0.09    $  0.11    $  0.12
                                                          -------    -------    -------    -------

1998:                                                      FIRST      SECOND     THIRD      FOURTH
-----                                                     --------   --------   --------   --------
Revenue.................................................  $26,752    $28,476    $30,395    $29,317
Gross profit............................................   11,540     10,597     11,688     12,006
Income (loss) before income taxes.......................    1,585       (888)      (620)        74
Net income (loss).......................................      865       (585)      (356)      (614)
Basic earnings (loss) per share.........................  $  0.08    $ (0.05)   $ (0.03)   $ (0.06)
                                                          -------    -------    -------    -------
Diluted earnings (loss) per share.......................  $  0.08    $ (0.05)   $ (0.03)   $ (0.06)
                                                          -------    -------    -------    -------

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

    In its management letter to the audit committee of the Registrant, dated
May 13, 1998, KPMG identified two reportable conditions: (1) excessive turnover in the Registrant's Chief Financial Officer position and (2) a lack of segregation of duties between the treasury and the controller functions of the Registrant. The Registrant believes it has implemented steps to correct the deficiencies noted, including (1) the hiring of Michael A. Siri as Chief Financial Officer, who has 22 years experience in accounting and finance and
(2) the Registrant's implementation of alternative internal controls to mitigate the risk of asset misappropriation.

    The Registrant has authorized KPMG to respond to any inquiries of E&Y concerning its audit. During the two years ended December 31, 1997 and through the dated appointment, E&Y did not provide any consultations to the Registrant regarding the application of accounting principles to specific transactions or the type of opinion that they may have rendered on the financial statements.

                                    PART III

ITEMS 10. THROUGH 13.

    Information regarding executive officers is contained in Item 4(A) of
Part I of this Report and is incorporated herein by reference. Information on Directors of the Registrant, executive compensation, security ownership of certain beneficial owners and management and certain relationships and related transactions is set forth under the Election of Directors, Security Ownership of Certain Beneficial Owners and Management, Executive Compensation and Certain Transactions with Management and Directors captions of the Registrant's definitive proxy statement dated April 7, 2000 for its May 12, 2000 Annual Shareholders' Meeting, to be filed with the Securities and Exchange Commission in April 2000, and such information is incorporated herein by reference; provided, however the report of the compensation committee on executive compensation and the stock performance graph shall not be deemed to be so incorporated by reference. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2000 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

    (a)(1) & (2) The Consolidated Financial Statements and Schedule of the Company and its subsidiaries and independent auditors' reports thereon are included on pages 21 through 40 of this Annual Report on Form 10-K:

                                                                PAGE
                                                              --------
Independent Auditors' Report--Ernst & Young LLP.............     21
Independent Auditors' Report--KPMG LLP......................     22
Consolidated Balance Sheets--December 31, 1999 and 1998.....     23
Consolidated Statements of Operations--Years Ended December
  31, 1999, 1998 and 1997...................................     24
Consolidated Statements of Stockholders' Equity--Years Ended
  December 31, 1999, 1998 and 1997..........................     25
Consolidated Statements of Cash Flows--Years Ended December
  31, 1999, 1998 and 1997...................................     26
Notes to Consolidated Financial Statements..................     27
Schedule II--Valuation and Qualifying Accounts..............     40

    All other Schedules are omitted because the required information is not applicable or information is presented in the Consolidated Financial Statements or related notes.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors

Option Care, Inc.

    We have audited the accompanying consolidated balance sheets of Option Care, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Option Care, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

Chicago, Illinois
March 10, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Option Care, Inc.

    We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Option Care, Inc. and subsidiaries for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Option Care, Inc. and subsidiaries for the year ended
December 31, 1997 in conformity with generally accepted accounting principles.

                                          KPMG LLP

Chicago, Illinois
March 26, 1998

                       OPTION CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 AT DECEMBER 31
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                1999       1998
                                                              --------   --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $     --   $  3,665
  Trade accounts receivable, less allowance of $4,113 and
    $3,576, respectively....................................    22,697     23,544
  Current portion of notes receivable, less allowance of
    $119 and $29, respectively..............................       112        240
  Inventory, net............................................     3,608      2,097
  Deferred income tax benefit...............................     2,889      1,963
  Prepaid expenses..........................................       795        519
  Other current assets......................................       342        820
                                                              --------   --------
    Total current assets....................................    30,443     32,848
  Notes receivable, less allowance of $239 and $0,
    respectively............................................       121        168
  Equipment and other fixed assets, net.....................     4,808      6,085
  Goodwill, net.............................................    21,395     19,025
  Other intangible assets, net..............................       672      1,035
  Deferred income tax benefit...............................        --          9
  Other long-term assets....................................       195        222
                                                              --------   --------
      Total assets..........................................  $ 57,634   $ 59,392
                                                              ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft............................................  $  3,964   $     --
  Current portion of long-term debt.........................       142        262
  Trade accounts payable....................................     5,747      6,493
  Income tax payable........................................       623         60
  Accrued wages and related employee benefits...............     3,595      2,665
  Deferred purchase price liability.........................     1,210      1,123
  Accrued expenses..........................................     3,486      2,449
                                                              --------   --------
      Total current liabilities.............................    18,767     13,052
  Long-term debt, less current portion......................     8,448     22,096
  Long-term deferred income tax liability...................       714         --
  Minority interest.........................................       163         55
  Other long-term liabilities...............................       236        450
                                                              --------   --------
      Total liabilities.....................................    28,328     35,653
                                                              --------   --------
Stockholders' equity:
  Common stock, $.01 par value, 30,000,000 shares
    authorized, 11,492,853 and 11,006,386 shares issued and
    outstanding, respectively...............................       115        110
  Common stock to be issued, 234,701 and 439,627 shares,
    respectively............................................       740      1,227
  Additional paid-in capital................................    44,695     43,273
  Accumulated deficit.......................................   (16,244)   (20,871)
                                                              --------   --------
      Total stockholders' equity............................    29,306     23,739
                                                              --------   --------
      Total liabilities and stockholders' equity............  $ 57,634   $ 59,392
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       OPTION CARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                1999       1998       1997
                                                              --------   --------   --------
Revenue:
  Patient care services.....................................  $108,613   $ 96,119   $ 81,104
  Product sales and network management......................     3,134     10,121      9,423
  Royalty fees and other....................................     8,702      8,700      9,966
                                                              --------   --------   --------
    Total revenue...........................................   120,449    114,940    100,493
Cost of revenue:
  Cost of goods sold........................................    53,864     51,366     36,875
  Cost of services provided.................................    16,890     17,743     20,634
                                                              --------   --------   --------
    Total cost of revenue...................................    70,754     69,109     57,509
                                                              --------   --------   --------
Gross profit................................................    49,695     45,831     42,984
Operating expenses:
  Selling, general and administrative expense...............    36,888     37,853     34,623
  Provision for doubtful accounts...........................     2,970      4,936      5,750
  Amortization of goodwill..................................       553        504        386
  Asset write-offs and other charges........................        --         --      3,902
                                                              --------   --------   --------
    Total operating expenses................................    40,411     43,293     44,661
                                                              --------   --------   --------
Operating income (loss).....................................     9,284      2,538     (1,677)
Other income (expense), net:
  Interest expense..........................................    (1,004)    (2,392)    (1,711)
  Other, net................................................      (524)         5         51
                                                              --------   --------   --------
Total other income (expense), net...........................    (1,528)    (2,387)    (1,660)
                                                              --------   --------   --------
Income (loss) before income taxes...........................     7,756        151     (3,337)
Provision (benefit) for income taxes........................     3,129        842     (1,240)
                                                              --------   --------   --------
  Net income (loss).........................................  $  4,627   $   (691)  $ (2,097)
                                                              ========   ========   ========
Net income (loss) per common share:
  Basic.....................................................  $   0.40   $  (0.06)  $  (0.19)
                                                              ========   ========   ========
  Diluted...................................................  $   0.39   $  (0.06)  $  (0.19)
                                                              ========   ========   ========
Shares used in computing net income (loss) per common share:
  Basic.....................................................    11,483     11,071     10,879
                                                              ========   ========   ========
  Diluted...................................................    11,926     11,071     10,879
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       OPTION CARE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            YEARS ENDED DECEMBER 31
                                 (IN THOUSANDS)

                                                                  COMMON                   RETAINED
                                              COMMON STOCK       STOCK TO   ADDITIONAL    EARNINGS/
                                           -------------------      BE       PAID-IN     (ACCUMULATED   STOCKHOLDERS
                                            SHARES    AMOUNTS     ISSUED     CAPITAL       DEFICIT)        EQUITY
                                           --------   --------   --------   ----------   ------------   ------------
December 31, 1996........................   10,527     $ 106      $ 126       $41,517      $(18,083)      $23,666
                                            ------     -----      -----       -------      --------       -------
Net Loss.................................       --        --         --            --        (2,097)       (2,097)
Common Stock to be issued................       --        --      1,299            --            --         1,299
Issuance of Common Stock.................      205         2         --           532            --           534
                                            ------     -----      -----       -------      --------       -------
December 31, 1997........................   10,732       108      1,425        42,049       (20,180)       23,402
                                            ------     -----      -----       -------      --------       -------
Net Loss.................................       --        --         --            --          (691)         (691)
Common Stock to be issued, net...........       --        --       (198)           --            --          (198)
Issuance of Common Stock.................      274         2         --         1,224            --         1,226
                                            ------     -----      -----       -------      --------       -------
December 31, 1998........................   11,006       110      1,227        43,273       (20,871)       23,739
                                            ------     -----      -----       -------      --------       -------
Net Income...............................       --        --         --            --         4,627         4,627
Common Stock to be issued, net...........       --        --       (487)           --            --          (487)
Issuance of Common Stock.................      487         5         --         1,422            --         1,427
                                            ------     -----      -----       -------      --------       -------
December 31, 1999........................   11,493     $ 115      $ 740       $44,695      $(16,244)      $29,306
                                            ======     =====      =====       =======      ========       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                       OPTION CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31

                                 (IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $  4,627   ($  691)   ($ 2,097)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities
    Depreciation and amortization...........................     2,768     3,473       3,108
    Provision for doubtful accounts.........................     2,970     4,936       5,750
    Asset write-offs and other charges......................        --        --       3,902
  Changes in assets and liabilities, net of effects from
    acquisitions:
    Trade accounts and notes receivable.....................    (1,948)    5,985     (12,590)
    Inventory...............................................    (1,511)      192          17
    Deferred income tax benefit.............................      (926)      145      (1,591)
    Prepaid expenses and other current assets...............      (297)    2,090      (1,073)
    Trade accounts payable..................................      (746)   (1,713)      2,423
    Accrued wages and related benefits......................       930      (169)        996
    Income tax payable......................................     1,072        --          --
    Accrued expenses and other liabilities..................       744    (1,331)     (1,852)
                                                              --------   -------    --------
      Net cash provided by (used in) operating activities...     7,683    12,917      (3,007)
                                                              --------   -------    --------
Cash flows from investing activities:
  Purchases of equipment and other, net.....................      (667)   (2,120)     (3,878)
  Other assets, net.........................................       119        --      (2,331)
  Payments for acquisitions, net of stock to be issued......    (1,204)   (1,258)     (9,210)
                                                              --------   -------    --------
      Net cash used in investing activities.................    (1,752)   (3,378)    (15,419)
                                                              --------   -------    --------
Cash flows from financing activities:
  Cash overdraft............................................     3,964      (145)        145
  Net (payments) borrowings under revolving credit
    agreement...............................................   (13,483)   (6,400)     16,300
  Payments on capital leases................................      (226)     (142)     (1,033)
  Payments of notes payable.................................       (59)     (215)       (168)
  Issuance of common stock..................................       208     1,028       1,959
                                                              --------   -------    --------
      Net cash (used in) provided by financing activities...    (9,596)   (5,874)     17,203
                                                              --------   -------    --------
Net (decrease) increase in cash and cash equivalents........    (3,665)    3,665      (1,223)
Cash and cash equivalents, beginning of year................     3,665        --       1,223
                                                              --------   -------    --------
Cash and cash equivalents, end of year......................  $     --   $ 3,665          --
                                                              ========   =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       OPTION CARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) DESCRIPTION OF BUSINESS

    Option Care, Inc. (together with its subsidiaries, collectively "the Company") is a provider of specialty pharmaceutical products and services for intravenous delivery. The Company contracts with managed care organizations and other third party payors to provide pharmaceutical products and complex compounded solutions through its national network of more than 140 offices for administration to patients in alternative site settings. In addition, the Company markets specialty drugs and pharmacy consulting services directly to physicians and patients. The Company also supplies state-of-the-art data management products and services to the home health industry.

    The Company was incorporated in Delaware on July 9, 1991. The Company's predecessor was incorporated in California in January 1984. As of December 31, 1999, 140 Option Care offices, including satellite offices, were operating in assigned territories in 34 states. Existing offices include 117 offices owned and operated by franchise owners and 23 offices owned and operated by the Company.

    (b) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the Company and its 50 percent or more owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

    (f) INVENTORY

    Inventory, which consists primarily of finished goods, mainly pharmaceuticals, are stated at their cost, which approximates market, and are accounted on the first-in, first-out (FIFO) basis.

    (g) LONG-LIVED ASSETS

    Equipment and other fixed assets are stated at cost. Equipment purchased under capital leases is stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease. Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements and equipment purchased

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) under capital leases are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset.

    Goodwill, which represents the excess of fair market value over the cost of net assets acquired, is amortized on a straight-line basis over 40 years. Accumulated amortization was $2,036 and $1,483 at December 31, 1999 and 1998, respectively.

    Intangible assets, arising from certain of the Company's 1996 and 1997 acquisitions, are being amortized on a straight-line basis over the estimated useful life of each asset, ranging from 3 to 15 years. Accumulated amortization was $1,094 and $1,382 at December 31, 1999 and 1998, respectively. Certain fully amortized intangible assets were removed from the balance sheet in 1999.

    Long-lived assets and certain identifiable intangibles are reviewed for impairment in value based upon non-discounted future cash flows, and appropriate losses are recognized, whenever the carrying amount of an asset may not be recovered.

    (h) INCOME TAXES

    The Company files a consolidated federal income tax return with all of its 80 percent or more owned subsidiaries. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated financial statements in the period that includes the enactment date.

    (i) COMMON STOCK TO BE ISSUED

    The Company has recorded the approximate number of shares to be issued due to certain of the Company's purchase agreements for acquisitions made in 1997 and 1996. These agreements obligate the Company to pay additional consideration to former owners representing additional purchase price for these acquisitions. Certain amounts to be paid out under these agreements will be paid out in Common Stock of the Company and are recorded as part of the equity section until the shares are issued. In addition, the amount withheld from the Company's employees for the purchase of shares under the Employee Stock Purchase Plan are also recorded in this account until the shares are issued.

    (j) REVENUE RECOGNITION

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

    During 1999 and 1998, approximately 18% and 25%, respectively, of patient care service revenue and patient account receivables was from governmental programs. Governmental programs pay for services

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) based on fee schedules and rates which are determined by the related governmental agency. The Company's concentration of credit risk relating to trade account receivables is limited due to the diversity of patients and payors.

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

    (k) COST OF REVENUE

    The Company has revised reporting for cost of revenue on the statements of operations. Costs directly related to the production of revenues, such as pharmacy and nursing, are classified as cost of services provided, while all other costs, previously reported as patient care services operations were reclassified into operating expenses as selling, general and administrative expense. The Company determined that the new method of reporting was more appropriate and provided a better indication of the actual gross profit provided by the revenue. Prior years amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (l) NET INCOME (LOSS) PER COMMON SHARE

    The reconciliation of net income (loss) per common share for the years ended December 31, 1999, 1998 and 1997 is as follows: (in thousands, except for per share amounts)

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                           1999
                                                              -------------------------------
                                                               INCOME     SHARES    PER SHARE
                                                              --------   --------   ---------
Basic earnings per share....................................   $4,627     11,483      $0.40
Effect of dilutive securities...............................       --        443      (0.01)
                                                               ------     ------      -----
Diluted earnings per share..................................   $4,627     11,926      $0.39
                                                               ------     ------      -----

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                           1998
                                                              -------------------------------
                                                                LOSS      SHARES    PER SHARE
                                                              --------   --------   ---------
Basic loss per share........................................   $(691)     11,071     $(0.06)
Effect of dilutive securities...............................      --          --         --
                                                               -----      ------     ------
Diluted loss per share......................................   $(691)     11,071     $(0.06)
                                                               -----      ------     ------

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                           1997
                                                              -------------------------------
                                                                LOSS      SHARES    PER SHARE
                                                              --------   --------   ---------
Basic loss per share........................................  $(2,097)    10,879     $(0.19)
Effect of dilutive securities...............................       --         --         --
                                                              -------     ------     ------
Diluted loss per share......................................  $(2,097)    10,879     $(0.19)
                                                              -------     ------     ------

    The effect of dilutive securities is primarily from stock options. Such securities were not included in the calculation of diluted loss per share in 1998 and 1997 as the impact would have been anti-dilutive.

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (m) COMPREHENSIVE INCOME

    The Company has no significant components of comprehensive income.

    (n) RECLASSIFICATIONS

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

    The Company recorded an additional $2,923 and $1,257 of goodwill, in 1999 and 1998, respectively, from payments made under certain of the Company's purchase agreements due to the meeting of certain financial milestones. The obligations due to contractual commitments that will be paid in shares of the Company's Common Stock has been recorded as common stock to be issued in the equity section of the consolidated financial statements.

    The unaudited pro-forma results of operations, affected by the acquisitions accounted for as purchases as if they had occurred as of January 1, 1997, were as follows:

                                                                1997
                                                              --------
Net revenue.................................................  $104,008
Net loss....................................................    (2,040)
Net loss per common share...................................     (0.19)

(3) EQUIPMENT AND OTHER FIXED ASSETS

    Equipment and other fixed assets consists of:

                                                                1999       1998
                                                              --------   --------
Equipment...................................................   12,833    $12,189
Capitalized computer software...............................      613        613
Leasehold improvements......................................    1,162      1,140
                                                               ------    -------
                                                               14,608     13,942
Less accumulated depreciation and amortization..............    9,800      7,857
                                                               ------    -------
                                                               $4,808    $ 6,085
                                                               ======    =======

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(3) EQUIPMENT AND OTHER FIXED ASSETS (CONTINUED)
    Capitalized computer software is being amortized over a three year period, the estimated life of the product. Amortization expense for capitalized software was $204 and $0 in 1999 and 1998, respectively.

(4) LONG-TERM DEBT

    Long-term debt consists of:

                                                                1999       1998
                                                              --------   --------
Revolving credit facility, due February, 2002...............   $8,317    $21,800
Notes payable, secured by various assets, with maturities
  through 2005 at interest rates ranging from 8% to 10%.....      151        210
Capital lease obligations...................................      122        348
                                                               ------    -------
                                                                8,590     22,358
Less current portion........................................      142        262
                                                               ------    -------
Long-term debt..............................................   $8,448    $22,096
                                                               ======    =======

    Maturities of long-term debt and capital lease obligations are:

                                                                            CAPITAL
YEAR ENDING                                                   LONG-TERM      LEASE
DECEMBER 31,                                                    DEBT      OBLIGATIONS
------------                                                  ---------   -----------
2000........................................................   $   29         $121
2001........................................................       33            8
2002........................................................    8,345           --
2003........................................................       25           --
2004 and beyond.............................................       36           --
                                                               ------         ----
                                                               $8,468          129
                                                               ======
Less amounts representing interest..........................                     7
                                                                          -----------
Present value of net minimum lease payments.................                  $122
                                                                              ====

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(4) LONG-TERM DEBT (CONTINUED)

    On February 5, 1999, the Company entered into a $25,000 Loan and Security Agreement ("Agreement") with Banc of America Commercial Finance that replaced the former facility. The Agreement provides for borrowings up to $25,000 and requires the Company to meet certain financial covenants including, but not limited to: fixed charge coverage ratio; debt ratio; and limitation on annual capital expenditures. The Agreement provides for, among other things, the ability to meet working capital needs and to retire in its entirety the Company's existing facility. The Company is subject to an early termination fee if the loan is terminated prior to its natural expiration of February 2002. The Company paid a facility fee of $185 at time of signing the Agreement. The Agreement prohibits the Company from declaring any cash dividends on its common stock. The Company may elect interest rates ranging from various LIBOR periods plus a 2.125% margin, to the bank's reference rate. The average interest rate paid under the Agreement for 1999 averaged 7.7%.

    Availability under the facility is related to a percentage of the Company's net outstanding accounts receivable and inventory balances, as defined, less certain ineligible amounts, as defined in the Agreement. Overall borrowings under the Agreement are limited to the lessor of the total allowable collateral base or $25,000.

    The facility is secured by the assets of the Company. Prior to November 1, 1999, the John N. Kapoor Trust, dated September 20, 1989, ("the Trust"), had pledged an irrevocable letter of credit ("the LOC") totaling $7,000 in favor of Bank America Business Credit to support additional borrowings that exceeded the allowable collateral base as defined in the Agreement. The LOC was issued on February 5, 1999, was reduced by $2,500 twice in the subsequent four months and eliminated in total effective November 1, 1999. In exchange for the LOC, the Company paid administrative fees to the Trust of $94 prior to its elimination.

    The effective borrowing rate of interest under the prior facility as of December 31, 1998 averaged 9.6%, as a result of non-compliance with the interest coverage covenant. The interest rate paid by the Company on its outstanding liability was 2% above the bank's reference rate plus an additional 0.25%. The Company retired its existing amount due in its entirety and terminated this facility on February 5, 1999. As part of the termination of this facility, the Company wrote off the $185 of remaining deferred financing costs.

    The Company leases certain medical equipment under long-term lease agreements. Most of these agreements have a term of 36 months and are classified as capital leases. The net book value of the medical equipment under capital leases were $172 and $298 for 1999 and 1998, respectively.

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(5) PROVISION FOR INCOME TAXES

    The income tax provision (benefit) consisted of the following:

                                                              CURRENT    DEFERRED    TOTAL
                                                              --------   --------   --------
1999:
Federal.....................................................   $3,286    $  (467)   $ 2,819
State.......................................................      363        (53)       310
                                                               ------    -------    -------
                                                               $3,649    $  (520)   $ 3,129
                                                               ======    =======    =======

1998:
Federal.....................................................   $  493    $   233    $   726
State.......................................................       82         34        116
                                                               ------    -------    -------
                                                               $  575    $   267    $   842
                                                               ======    =======    =======
1997:
Federal.....................................................   $   --    $(1,464)   $(1,464)
State.......................................................      482       (258)       224
                                                               ------    -------    -------
                                                               $  482    $(1,722)   $(1,240)
                                                               ======    =======    =======

    A reconciliation between the income tax expense (benefit) recognized in the Company's Consolidated Statement of Operations and the income tax expense (benefit) computed by applying the U.S. Federal corporate income tax rate of 35%, 34% and 35% for 1999, 1998 and 1997, respectively, to earnings (loss) before income taxes follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
Computed "expected" tax expense (benefit)...................   $2,715      $ 51     $(1,168)
Increase (decrease) in income taxes resulting from:
  Amortization of goodwill..................................       55        55          56
  State income taxes, net of federal income tax benefit.....      310         8        (143)
  Settlement of 1992-1995 IRS audit and adjustments.........       --       739          --
  Other, net................................................       49       (11)         15
                                                               ------      ----     -------
Total provision (benefit)...................................   $3,129      $842     $(1,240)
                                                               ======      ====     =======

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(5) PROVISION FOR INCOME TAXES (CONTINUED)
    Deferred income tax assets and (liabilities) at December 31, 1999 and 1998 include:

                                                                 1999                    1998
                                                         ---------------------   ---------------------
                                                         CURRENT    NONCURRENT   CURRENT    NONCURRENT
                                                         --------   ----------   --------   ----------
Deferred tax assets:
Allowance for doubtful accounts........................   $1,661      $  --        1,395      $   --
Allowance for notes receivable.........................      140         --           11          --
Accrued expenses.......................................      118         --           42          --
Severance accrual......................................       --         --          103          --
Accrued wages and benefits.............................      489         --          275          --
Insurance claims payable...............................      177                      32
Accrued legal fees.....................................      332         --           --          --
Reserve for discontinued operations....................        7         --          115          --
Capital loss carry-forward.............................       --        575           --         575
Net operating loss carry-forward.......................       --         --           --         718
Other, net.............................................      (35)        --           71          --
                                                          ------      -----       ------      ------
Total deferred tax assets..............................    2,889        575        2,044       1,293
Valuation allowance....................................       --       (575)          --        (575)
                                                          ------      -----       ------      ------
Net deferred tax asset.................................    2,889         --        2,044         718
Deferred tax liabilities:
Tax over book depreciation.............................       --        (63)          --        (172)
Internally developed software..........................       --         80           --        (434)
Intangible assets......................................                (434)
Tax accounting change..................................       --         --          (81)         --
Other, net.............................................       --       (297)          --        (103)
                                                          ------      -----       ------      ------
Total deferred tax liabilities.........................       --       (714)         (81)       (709)
                                                          ------      -----       ------      ------
Net deferred income tax asset/(liability)..............   $2,889      $(714)      $1,963      $    9
                                                          ======      =====       ======      ======

    The Company has a capital loss carry-forward of $1,475, which expires in 2001.The Company has a valuation allowance of $575 for 1999 and 1998, related to the capital loss carry-forward. In 1998, the Company incurred additional expenses for taxes due to the settlement of an IRS audit for prior years and the corresponding adjustment to deferred taxes.

    The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(6) STOCK INCENTIVE PLAN

    The Company's Amended and Restated Incentive Plan (1997) was originally adopted by the Board and approved by the shareholders on September 11, 1991 and amended on February 21, 1997 (the "Incentive Plan"). The Incentive Plan provides for the award of cash, stock, and stock unit bonuses, and the grant of stock options and stock appreciation rights ("SARs"), to officers and employees of the Company and its subsidiaries and other persons who provide services to the Company on a regular basis. On February 21, 1997, the Company's Board approved an increase in the amount of shares reserved for the Incentive Plan to 2,000,000 shares of Common Stock. All options under the Incentive Plan must be exercised within ten years after the grant date. As of December 31, 1999, no cash, stock, stock unit bonuses or SARs have been granted pursuant to the Incentive Plan.

    The following schedule details the changes in options granted under the Incentive Plan for the three years ending December 31, 1999:

                                           1999                    1998                    1997
                                   ---------------------   ---------------------   --------------------
                                               WEIGHTED-               WEIGHTED-              WEIGHTED-
                                                AVERAGE                 AVERAGE                AVERAGE
                                               EXERCISE                EXERCISE               EXERCISE
OPTIONS                             SHARES       PRICE      SHARES       PRICE      SHARES      PRICE
-------                            ---------   ---------   ---------   ---------   --------   ---------
Outstanding at beginning of
  year...........................  1,424,840     $1.95       977,715     $4.16      965,447     $3.58
Granted..........................    101,500      3.24       928,300      1.63      527,250      5.34
Exercised........................     (1,500)     0.75       (18,250)     3.28     (160,748)     2.54
Terminated.......................   (262,564)     3.53      (462,925)     3.95     (354,234)     5.11
                                   ---------               ---------               --------
Outstanding at end of year.......  1,262,276      1.73     1,424,840      1.95      977,715      4.16
                                   ---------               ---------               --------
Options exercisable at
  year-end.......................    510,746                 435,123                354,514
                                   ---------               ---------               --------
Weighted average fair value of
  options granted during the
  year...........................  $    3.24               $  0.89(1)              $   2.53

------------------------

(1) Includes an aggregate of 262,500 shares of options re-priced in October 1998 from exercise prices ranging from $3.375 to $6.00, to an exercise price of $0.75.

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    The following table summarizes information about the Incentive Plan and options outstanding at December 31, 1999:

                                    OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                        --------------------------------------------   ----------------------------
                                      WEIGHTED-AVG.
      RANGE OF            NUMBER        REMAINING                        NUMBER
      EXERCISE          OUTSTANDING    CONTRACTUAL    WEIGHTED-AVG.    EXERCISABLE   WEIGHTED-AVG.
       PRICES           AT 12/31/99       LIFE        EXERCISE PRICE   AT 12/31/99   EXERCISE PRICE
---------------------   -----------   -------------   --------------   -----------   --------------
0.7$5 to $1.00....         828,437    8.5 years           $0.76          265,647         $0.76
2.0$0 to $3.47....         186,639    6.3 years           $2.95           60,950         $2.59
3.7$5 to $4.38....         242,400    6.1 years           $4.02          181,150         $4.01
5.0$0 to $7.50....           4,800    7.0 years           $5.60            2,999         $5.50
                         ---------                                       -------
0.7$5 to $7.50....       1,262,276                                       510,746
                         =========                                       =======

    The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans.

    Had compensation cost for the Company's stock-based compensations plans been determined based on FASB Statement No. 123, the Company's net income (loss) and income (loss) per common share in 1999, 1998 and 1997 on a pro-forma basis would have been:

                                                                1999       1998       1997
                                                              --------   --------   --------
Net income (loss):
  as reported...............................................   $4,627     $ (691)   $(2,097)
  pro forma.................................................   $4,533     $ (731)   $(2,520)

Net income (loss) per common share--basic:
  as reported...............................................   $ 0.40     $(0.06)   $ (0.19)
  pro forma.................................................   $ 0.39     $(0.07)   $ (0.24)

Net income (loss) per common share--diluted:
  as reported...............................................   $ 0.39     $(0.06)   $ (0.19)
  pro forma.................................................   $ 0.38     $(0.07)   $ (0.24)

    The fair value of options granted under the Company's stock option plan during 1999, 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 74% for 1999, 65% for 1998 and 45% for 1997, risk free interest rate of 5.00% for 1999, 4.65% for 1998 and 5.75% for 1997, and expected lives of 5 years for each year.

(7) EMPLOYEE BENEFIT PROGRAMS

    (a) 401(K) PLAN

    The Company has a defined contribution plan under which the Company may make matching contributions based on employee contributions. The match, if any, is determined at discretion by the Board of Directors of the Company. The plan is intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986. Contributions are invested at the direction of the employee into one or more funds. All employees who have attained the age of 20 1/2 with one year's service

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(7) EMPLOYEE BENEFIT PROGRAMS (CONTINUED) are eligible for participation in the plan. The amount of expense recognized in 1999, 1998, and 1997 related to this plan totaled $322, $304 and $176, respectively.

    (b) EMPLOYEE STOCK PURCHASE PLAN

    The 1996 Employee Stock Purchase Plan, (ESPP) which has an expiration date of December 31, 2000, permits eligible employees, per the ESPP, the ability to acquire shares of the Company's stock through payroll deductions, up to a maximum of 15% of eligible wages. Employees can elect to enter the ESPP once a year, in December of the prior year for participation in the next year. Employees can stop their participation at any time during the year, but cannot re-enroll until the next year. In addition, enrolled employees can increase or decrease their participation percentage in May, effective July 1 of that year.

    The price paid for the shares issued under the ESPP is at a 15% discount from the lower of the average of the asks and bids prices, as listed on the NASDAQ, for the Company's shares on the first and the last business day of each year. The shares are issued in January of the following year from un-issued shares. For the 1999 plan year, 123,925 shares were issued in January of 2000. 108,580 shares were issued in January of 1999 for the 1998 plan year.

8) ASSET WRITE-OFFS AND OTHER CHARGES

    In the fourth quarter of 1997, the Company performed an evaluation of its operations, instituted a cost reduction program and disposed of certain under-performing assets. In conjunction with these steps, the Company recorded $3,902 in asset write-offs and other charges. The charge consists of $1,395 of cash charges, of which payments of $759 were made in 1997 and $636 were made in 1998.

(9) COMMITMENTS AND CONTINGENCIES

    The Company may be required, upon death or termination of employment, to purchase stock of certain minority shareholders of subsidiaries.

    Certain of the Company's purchase agreements for acquisitions made in 1997 and 1996, obligate the Company, upon the acquired businesses meeting of determined milestones, the attainment of certain financial results or contractually, to pay additional consideration to former owners representing additional purchase price for these acquisitions. The contingency period for these payments is through December 31, 2001. Amounts to be paid out under these agreements, of which certain amounts will be paid out in Common Stock of the Company, will be recorded as additional goodwill in the year that the amounts become certain. 204,563 shares and 183,568 shares of the Company's Common Stock were issued under these agreements in 1999 and 1998, respectively.

    Certain management employees of the Company have employment agreements that provide for the payment of salary and benefits through a specific time frame. The agreements can only be terminated early for cause, as defined in the agreements. These agreements are not renewable and the Company currently has no plans in extending the agreements currently in place.

    The Company is subject to claims and legal actions that may arise in the ordinary course of business. However, the Company maintains insurance to protect against such claims or legal actions. The Company is not aware of any litigation either pending or filed that might have a potential impact on the Company's

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(9) COMMITMENTS AND CONTINGENCIES (CONTINUED) financial position and statement of operations. The Company leases office space under leases that are classified as operating leases. Operating lease expense for 1999, 1998 and 1997 was $2,280, $2,980, and $3,286, respectively. The future minimum lease payments for these leases are as follows:

YEAR ENDING DECEMBER 31,
------------------------
  2000......................................................  $2,135
  2001......................................................   1,681
  2002......................................................   1,040
  2003......................................................     460
  2004 and beyond...........................................     179
                                                              ------
                                                              $5,495
                                                              ======

(10) SUPPLEMENTAL CASH FLOW INFORMATION

                                                                1999       1998       1997
                                                              --------   --------   --------
Interest and taxes paid (refund):
Interest....................................................   $  996     $3,125     $1,568
                                                               ======     ======     ======
Income taxes paid (refund)..................................    2,422       (876)     2,085
                                                               ======     ======     ======
Non-cash investing and financing activities:
Stock issued for franchise acquisitions.....................      729         88      1,260
                                                               ======     ======     ======
Additions to obligation under capital leases................   $    0     $   23     $  465
                                                               ======     ======     ======

                       OPTION CARE, INC. AND SUBSIDIARIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                 (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

                                             BALANCE                                              BALANCE
                                            BEGINNING       (A)         CHARGED        (B)          END
YEAR ENDED                                  OF PERIOD   ACQUISITIONS   TO EXPENSE   DEDUCTIONS   OF PERIOD
----------                                  ---------   ------------   ----------   ----------   ---------
December 31, 1997.........................   $1,738        $1,049        $5,715       $(4,749)    $3,753
December 31, 1998.........................    3,753            --         4,936        (5,113)     3,576
December 31, 1999.........................   $3,576            --        $2,970       $(2,433)    $4,113

ALLOWANCE FOR UNCOLLECTIBLE NOTES RECEIVABLE--CURRENT AND LONG TERM:

                                             BALANCE                                              BALANCE
                                            BEGINNING       (A)         CHARGED        (B)          END
YEAR ENDED                                  OF PERIOD   ACQUISITIONS   TO EXPENSE   DEDUCTIONS   OF PERIOD
----------                                  ---------   ------------   ----------   ----------   ---------
December 31, 1997.........................    $116              --        $ 35           --        $151
December 31, 1998.........................     151              --          --         (122)         29
December 31, 1999.........................    $ 29              --        $329         $ --        $358

------------------------

    (A) Represents balances related to companies acquired during the year.

    (B) Represents accounts written off.

    (a)(3)Exhibits:

       EXHIBIT
       NUMBER
---------------------
       3.1              Certificate of Incorporation of the Registrant, together
                        with Certificate of Amendment thereto filed February 18,
                        1992. Filed as Exhibit 3(a) to the Company's Registration
                        Statement (No. 33-45836) dated April 15, 1992 and
                        incorporated by reference herein.

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

      10.2    (a)       Amendment to the 1991 Stock Incentive Plan of the Registrant
                        and related forms of Incentive and Nonqualified Stock Option
                        Agreements, dated February 21, 1995. Filed as Exhibit
                        10.6(a) to the Company's Annual Report on Form 10-K for the
                        year ending December 31, 1994 and incorporated by reference herein. *

      10.2    (b)       Amendment to the 1991 Stock Incentive Plan of the
                        Registrant, dated May 22, 1997. Filed as Exhibit 10.2(b) to the Company's Annual Report on Form 10-K for the year ending
                        December 31, 1997 and incorporated by reference herein *

      10.3              Option Care, Inc. 401(k) Profit Sharing Plan. Filed as
                        Exhibit 10(b) to the Company's Registration Statement (No.
                        33-45836) dated April 15, 1992 and incorporated by reference herein. *

      10.3    (a)       Amendment to the 1992 401(k) Profit Sharing Plan of the
                        Registrant dated January 1, 1996. Filed as Exhibit 10.3(a)
                        to the Company's Annual Report on Form 10-K for the year
                        ending December 31, 1997 and incorporated by reference
                        herein. *

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

       EXHIBIT
       NUMBER
---------------------
      10.8              Credit Agreement with ancillary documentation dated December
                        23, 1996, among Registrant, Option Care Enterprises, Inc.
                        ("OCE"), Option Care, Inc. (California), and Option Care
                        Capital Services and PNC Bank as agent and lender and Harris
                        Bank and The Northern Trust Company as lenders re:
                        $30,000,000 credit agreement. Filed as Exhibit 10.8 to the
                        Company's Annual Report on Form 10-K for the year ending
                        December 31, 1996 and incorporated by reference herein.

      10.8    (a)       Amendment 1 to Credit Agreement dated February 5, 1997,
                        among Registrant, Option Care Enterprises, Inc. ("OCE"),
                        Option Care, Inc. (California), and PNC Bank as agent and
                        lender and Harris Bank and The Northern Trust Company as
                        lenders. Filed as Exhibit 10.8(a) to the Company's Annual
                        Report on Form 10-K for the year ending December 31, 1997
                        and incorporated by reference herein.

      10.8    (b)       Amendment 5 to Credit Agreement dated March 25, among
                        Registrant, Option Care Enterprises, Inc. ("OCE"), Option
                        Care, Inc. (California), and PNC Bank as agent and lender
                        and Harris Bank, The Northern Trust Company and The First
                        National Bank of Chicago as lenders re: an extension to the original revolving credit agreement to January 2000. Filed as Exhibit 10.8(b) to the Company's Annual Report on Form
                        10-K for the year ending December 31, 1997 and incorporated by reference herein.

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

       EXHIBIT
       NUMBER
---------------------
      10.18             Executive Severance Agreement between Cathy Bellehumeur and
                        Option Care, Inc., dated November 12, 1997. Filed as Exhibit
                        10.18 to the Company's Annual Report for the year ending
                        December 31, 1997 and incorporated by reference herein.*

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

      10.26             Loan and Security Agreement with ancillary documentation
                        dated February 5, 1999, among Registrant, Option Care
                        Enterprises, Inc. ("OCE'), Option Care, Inc. (California)
                        and BankAmerica Business Credit, Inc. as lender. Filed as
                        Exhibit 10.26 to the Company's Annual Report for year ended
                        December 31, 1998 and incorporated by reference herein.

      10.27             Employment Agreement between Michael A. Rusnak and Option
                        Care, Inc., dated October 1, 1998. Filed as Exhibit 10.27 to the Company's Annual Report for year ended December 31, 1998 and incorporated by reference herein.*

      10.28             Reimbursement and Security Agreement dated February 10,
                        1999, between Option Care, Inc. and the John N. Kapoor Trust dated September 20, 1989. Filed as Exhibit 10.28 to the
                        Company's Annual Report for year ended December 31, 1998 and incorporated by reference herein.

      10.29             Letter Agreement dated January 15, 1999, among Registrant,
                        Option Care Enterprises, Inc. ("OCE"), Option Care, Inc.
                        (California), and PNC Bank as agent and lender and Harris
                        Bank, the Northern Trust Company and The First National Bank
                        of Chicago as lenders re: Forbearance Agreement. Filed as
                        Exhibit 10.29 to the Company's Annual Report for year ended
                        December 31, 1998 and incorporated by reference herein.

      10.30             Amendment No. 1 to the Consulting Agreement By and Between
                        EJ Financial Enterprises, Inc. and Option Care, Inc., dated
                        October 1, 1999.

       EXHIBIT
       NUMBER
---------------------
      10.31             Termination Letter pertaining to the Reimbursement and
                        Security Agreement dated February 10, 1999, between Option
                        Care, Inc. and the John N. Kapoor Trust dated September 20,
                        1989.

      16                Letter re Change in Certifying Accountant dated December 11,
                        1998 from KPMG, filed with Securities and Exchange
                        Commission as an amendment to Form 8-K filed by Company on
                        December 4, 1998 and incorporated by reference herein.

      21                Subsidiaries of the Registrant. Filed as Exhibit 21 to the
                        Company's Annual Report for year ended December 31, 1998 and incorporated by reference herein.

      23.1              Consent of Ernst & Young LLP.

      23.2              Consent of KPMG LLP.

      27                Financial Data Schedule

------------------------

*   Management contracts and compensatory plans and arrangements.

(d) Reports on Form 8-K.

    Not applicable.

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

                                                                       Date: March 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                /s/ MICHAEL A. RUSNAK
     -------------------------------------------       President, Chief Executive     March 30, 2000
                  Michael A. Rusnak                      Officer and Director

                                                       Vice President and Chief
                                                         Financial Officer
                 /s/ MICHAEL A. SIRI                     (Principal Accounting
     -------------------------------------------         Officer and Principal        March 30, 2000
                   Michael A. Siri                       Financial
                                                         Officer)

                /s/ JAMES G. ANDRESS
     -------------------------------------------       Director                       March 30, 2000
                  James G. Andress

                 /s/ JAMES M. HUSSEY
     -------------------------------------------       Director                       March 30, 2000
                   James M. Hussey

                 /s/ JOHN N. KAPOOR
     -------------------------------------------       Chairman and Director          March 30, 2000
                   John N. Kapoor

                /s/ JEROME F. SHELDON
     -------------------------------------------       Director                       March 30, 2000
                  Jerome F. Sheldon

                 /s/ ROGER W. STONE
     -------------------------------------------       Director                       March 30, 2000
                   Roger W. Stone