Form 10-Q
period 2000-03-31
OPTION CARE INC/DE
filed 2000-05-11
CIK 884064

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter ended March 31, 2000

Commission file number 80-19878

OPTION CARE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3791193 (IRS Employer Identification No.)
100 Corporate North, Suite 212 Bannockburn, Illinois (Address of principal executive office)	60015 (zip code)

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

Yes /x/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock—.01 par value	Issued and Outstanding as of May 1, 2000 11,846,313

INDEX
OPTION CARE, INC. & SUBSIDIARIES

PART I.  FINANCIAL STATEMENTS

Item 1.  Financial Statements

OPTION CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2000 (Unaudited)	December 31, 1999 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	22,848	22,697
Inventories, net	2,299	3,608
Other current assets	3,553	4,138

Total current assets	28,700	30,443
Equipment and other fixed assets, net	4,608	4,808
Goodwill, net	22,423	21,395
Other assets	872	988

Total assets	$56,603	$57,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft	$1,295	$3,964
Trade accounts payable	3,985	5,747
Other current liabilities	7,882	9,056

Total current liabilities	13,162	18,767
Long-term debt, excluding current portion	10,978	8,448
Other liabilities	811	950
Minority interest	220	163

Total liabilities	25,171	28,328
Stockholders' equity:
Common stock, $.01 par value, 30,000 shares authorized, 11,745 and 11,493 shares issued and outstanding, respectively	117	115
Common stock to be issued, 120 and 235 shares, respectively	594	740
Other stockholders' equity	30,721	28,451

Total stockholders' equity	31,432	29,306

Total liabilities and stockholders' equity	$56,603	$57,634

See notes to condensed consolidated financial statements.

Note 1—The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

OPTION CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2000	1999
Revenue	$32,771	$29,029
Cost of revenue	19,713	17,368

Gross profit	13,058	11,661
Selling, general and administrative expenses	9,187	9,042
Provision for doubtful accounts	788	651
Amortization of goodwill	157	131

Total operating expenses	10,132	9,824

Operating income	2,926	1,837
Interest expense	(251)	(329)
Other expense, net	(79)	(193)

Income before income taxes	2,596	1,315
Income tax provision	986	552

Net income	$1,610	$763

Net income per common share:
Basic	$0.14	$0.07

Diluted	$0.13	$0.07

Shares used in computing net income per share:
Basic	11,849	11,395

Diluted	12,389	11,691

See notes to condensed consolidated financial statements

OPTION CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2000	1999
Cash flows from operating activities:
Net income	$1,610	$763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	779	651
Provision for doubtful accounts	788	651
Change in current assets and current liabilities	(1,040)	2,527

Net cash provided by operating activities	2,137	4,592

Cash flows from investing activities:
Other assets, net	(8)	(318)
Purchases of equipment and other, net	(300)	(52)
Payments for acquisitions	(1,930)	(1,162)

Net cash used in investing activities	(2,238)	(1,532)

Cash flows from financing activities:
Cash overdraft	(2,669)	1,015
Retirement of previous debt facility	—	(21,800)
Net borrowings on revolving credit agreement	2,588	13,824
Payments on capital leases	(41)	(50)
Payments of other long-term debt	(17)	(9)
Proceeds from issuance of stock	240	295

Net cash provided by (used in) financing activities	101	(6,725)

Net increase (decrease) in cash and cash equivalents	—	(3,665)
Cash and cash equivalents, beginning of period	—	3,665

Cash and cash equivalents, end of period	$—	$—

See notes to condensed consolidated financial statements.

OPTION CARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2000

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.  Reclassifications

    Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.

3.  Long-Term Debt

    On February 5, 1999, the Company entered into a $25,000 Loan and Security Agreement ("Agreement") with a bank that replaced the former facility. The Agreement provides for borrowings up to $25,000 and requires the Company to meet certain financial covenants including, but not limited to: fixed charge coverage ratio, debt ratio and limitation on annual capital expenditures. The Agreement allowed the Company, among other things, to meet working capital needs and to retire in its entirety the Company's former facility. Under the Agreement, the Company is subject to an early termination fee if the loan is terminated prior to its natural expiration of February 2002. The Company paid a facility fee of $185 at the time of signing of the Agreement. The Agreement prohibits the Company from declaring any cash dividends on its common stock. The Company may elect interest rates ranging from various LIBOR periods plus a 2.125% margin to the bank's reference rate. The average interest rate for the first quarter of 2000 on outstanding borrowings under the facility was 8.24%.

    Effective November 1, 1999, borrowing availability under the facility is related to a percentage of the Company's net outstanding account receivable and inventory balances, less certain ineligible amounts, as defined in the Agreement. The facility is secured by the assets of the Company. Overall borrowings allowable under the Agreement are limited to the lessor of $25,000 or the total allowable collateral base.

4.  Earnings Per Share Data

    The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2000	1999
	(In thousands, except per share data)
Basic :
Net income	$1,610	$763
Average shares outstanding	11,849	11,395

Basic earnings per share	$0.14	$0.07

Diluted:
Net income	$1,610	$763
Average shares outstanding	11,849	11,395

Net effect of dilutive stock options— based on the treasury stock method	540	296

Total	12,389	11,691

Diluted earnings per share	$0.13	$0.07

5.  Operating Segments

    In January 2000, the Company realigned its operations and separated the specialty pharmaceutical distribution portion of the Company into a new operating division named OptionMedTM. As a result of the realignment, the Company now has two identifiable operating segments, OC and OptionMed, that require additional disclosure.

    OC is comprised of revenue from infusion therapy, product sales and royalty fees. OptionMed consists of revenue from distribution of specialty pharmaceuticals. Inter-segment sales are recorded at OptionMed's cost and there is no inter-company profit or loss on inter-segment sales or transfers.

    Segment information for the first quarter of each 2000 and 1999 is as follows:

	OC	OptionMed	Total
Three months ended March 31, 2000
Net sales to external customers	$25,562	$7,209	$32,771
Inter-segment net sales	—	1,512	1,512
Gross profit	11,912	1,146	13,058
Operating income	2,410	516	2,926
Total assets	52,307	4,296	56,603
	OC	OptionMed	Total
Three months ended March 31, 1999
Net sales to external customers	$23,230	$5,799	$29,029
Inter-segment net sales	—	768	768
Gross profit	10,818	843	11,661
Operating income	1,532	305	1,837
Total assets	51,595	2,661	54,256

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Any forward looking statements in the following discussion relating to financial results, performance, acquisitions, business development activities, competition or future regulation, involve risks and uncertainties that could significantly affect anticipated results in the future. These risks and uncertainties include, but are not limited to: uncertainties relating to acquisitions and divestitures; availability of capital to fund operations and acquisitions; sales and renewals of franchisees; government and regulatory policies; general economic conditions; changes in the competitive environment in which the Company operates; and other risks set forth in the Company's filings with the Securities and Exchange Commission.

Discussion of Results of Operations for the First Quarter ended March 31, 2000
(in thousands, unless otherwise noted)

REVENUE-

    Total revenue for the three months ended March 31, 2000 was $32,771, which was $3,742 or 12.9% higher than the $29,029 reported for the three months ended March 31, 1999. Revenue from infusion therapy care services of $22,516 increased $2,865 or 14.6% from $19,651 in the first quarter of 1999 due to strong same-store sales increases. Revenue realized from OptionMed related sales increased 24.3% from $5,799 in the first quarter of 1999 to $7,209 for the first quarter of 2000.

    Product sales for the first quarter of 2000 of $730 increased by $50 or 7.4%, from the first quarter of 1999 sales of $680, due to increased shipments of the MBI Home IV Manager software V5.0 product. Royalty and other revenue of $2,316 increased $185, or 8.7% over 1999's first quarter amount of $2,131, due to strong cash receipts and increased sales volume realized by the Company's network of franchise locations during the first quarter of 2000.

    For the quarter ended March 31, 2000, revenue was comprised of the following categories: infusion therapy care services through the Company-owned locations represented 68.7% of total revenue; revenue from OptionMed represented 22.0%; royalty fees represented 7.1%; and product sales represented 2.2% of total revenue.

GROSS PROFIT-

    For the three months ended March 31, 2000 gross profit as a percentage of revenue (gross margin) of 39.8% declined from 40.2% from the first quarter of 1999 primarily due to a change in sales mix reflecting a greater percentage of the lower margin OptionMed business. In addition, the increase in cost of goods was offset by more favorable pricing realized through the Company's purchasing agreements with several manufacturers.

OPERATING EXPENSES-

    Total operating expenses for the three months ended March 31, 2000 were $10,132, an increase of $308 from operating expenses of $9,824 for the three months ended March 31, 1999. Total operating expenses as a percentage of revenue decreased to 30.9% for first quarter of 2000 from 33.8% for the comparable period in the prior year and 33.5% from the fourth quarter of 1999. This decline in the percentage to revenue reflects continuing productivity improvements and the favorable impact on operating expenses of the change in sales mix to increased OptionMed revenue. The provision for doubtful accounts increased to 2.4% of revenue in the first quarter of 2000 from 2.2% from the first quarter of 1999 due in part to the recognition in the first quarter of 1999 of a cash collection of a previously written-off account. The percentage for the first quarter of 2000 reflects a slight decline from the 2.5% of revenue recorded for all of 1999.

INTEREST EXPENSE-

    Interest expense decreased to $251 for the three months ended March 31, 2000 from $329 for the corresponding period in the prior year, as the amount of debt outstanding was reduced by 22.4% from $14,324 at March 31, 1999 to $11,121 at March 31, 2000.

INCOME TAXES-

    The effective income tax rate for the first quarter of 2000 was 38.0% which represents a decline from the first quarter of 1999 effective income tax rate of 42.0% due to the deductibility of certain items in the first quarter of 2000 for income tax purposes.

EARNINGS PER SHARE-

    As a result of the above noted increases in revenue and gross margin, the Company reported earnings per diluted share of $0.13 for the first quarter of 2000, an increase of $0.06, or 85.7%, over the $0.07 earnings per diluted share for the same period in 1999. Earnings per share also increased by $0.01, or 8.3% over the $0.12 earning per diluted share realized in the fourth quarter of 1999 and represents the fifth consecutive quarter of increasing earnings per share for the Company.

Liquidity and Capital Resources

CASH AND CASH EQUIVALENTS-

    As of March 31, 2000, the Company had no cash and cash equivalents, in line with the amount of cash and cash equivalents at December 31, 1999. The Company has instituted a policy of using excess cash balances, if any, to retire outstanding debt under its revolver agreement.

NET CASH FLOWS-

    Net cash flow provided from operations for the months ended March 31, 2000 of $2,137 represented a decline of $2,455 from the $4,592 provided by operations during the first quarter of 1999. The decline is due to the reductions of several liabilities during the first quarter of 2000, from increased compensation expenses and from the payment of income taxes. The Company, during the first quarter of 2000, generated taxable income due to the positive results from 1999 compared to a tax loss position in the first quarter of 1999 due to the 1998 net taxable loss. Net cash flow used in investing activities of $2,238 increased $706 over the $1,532 used in the first quarter of 1999, mainly due to increases in and the timing of deferred purchase price payments for acquisitions made in prior years. Net cash flow provided by financing activities of $101 increased by $6,826 over the use of $6,725 from the first three months of 1999 as a result of the Company in the first quarter of 1999 retiring its former facility in entirety.

REVOLVING DEBT FACILITY-

    On February 5, 1999, the Company entered into a $25,000 Loan and Security Agreement ("Agreement") with a bank that replaced a previous facility. The Agreement provides for borrowings up to $25,000 and requires the Company to meet certain financial covenants including, but not limited to: fixed charge coverage ratio; debt ratio; and limitation on annual capital expenditures. The Agreement provides for, among other things, the ability to meet working capital needs and to retire in its entirety the Company's former credit facility. The Company is subject to an early termination fee if the loan is terminated prior to its natural expiration of February 2002. The Company paid a facility fee of $185 at the time of signing the Agreement. The Agreement prohibits the Company from declaring any cash dividends on its common stock. The Company may elect interest rates ranging from various LIBOR periods plus a 2.125% margin to the bank's reference rate.

    Effective November 1, 1999, availability under the facility is related to a percentage of the Company's net outstanding account receivable and inventory balances, less certain ineligible amounts, as defined in the Agreement. The facility is secured by the assets of the Company. Overall borrowings allowable under the Agreement are limited to the lessor of $25,000 or the total allowable collateral base.

    Prior to November 1, 1999, the John N. Kapoor Trust, dated September 20, 1989, (the "Trust"), had pledged an irrevocable letter of credit ranging from $7,000 to $2,500 in favor of the lending bank to support borrowings that exceed the allowable collateral base as defined in the Agreement. In addition, the Company had entered into an agreement with the Trust which provided the payment of fees and expenses related to the establishment and maintenance of the letter of credit. Effective November 1, 1999, the Agreement was amended to eliminate the irrevocable letter of credit.

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

GOODWILL AND OTHER INTANGIBLE ASSETS-

    Goodwill and other intangible assets, net, at March 31, 2000 of $22,992 increased by $925 over the $22,067 at December 31, 1999. The increase is due to payments made under certain of the Company's purchase agreements for acquisitions made in 1997 and 1996. These agreements obligate the Company, upon the acquired businesses meeting of determined milestones, the attainment of certain financial results or contractually, to pay additional consideration to former owners representing additional purchase price for these acquisitions. Total net goodwill and other intangible assets increased as a percentage of total assets from 38.3% at December 31, 1999 to 40.6% at March 31, 2000, due mainly to the additional payments made. Total net goodwill and other intangible assets reduced as a percentage of stockholders' equity from 75.3% at December 31, 1999 to 73.1% at March 31, 2000, due mainly to the increase in stockholders' equity realized from the net income recognized for the first quarter of 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Not Applicable.

PART II.
OTHER INFORMATION

Item 1	Legal Proceedings
Not Applicable.
Item 2	Changes in Securities and Use of Proceeds
Not Applicable.
Item 3	Defaults Upon Senior Securities
Not Applicable.
Item 4	Submission of Matters to a Vote of Security Holders
Not Applicable.
Item 5	Other Information
Not Applicable.
Item 6(a)	Exhibits
27 - Financial Data Schedule
Item 6(b)	Reports on Form 8-K
The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTION CARE, INC.
By:	/s/ MICHAEL A. SIRI Michael A. Siri Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)
Date: May 11, 2000

QuickLinks

INDEX OPTION CARE, INC. & SUBSIDIARIES
PART I. FINANCIAL STATEMENTS
OPTION CARE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
OPTION CARE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (In thousands, except per share amounts) (Unaudited)
OPTION CARE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (In thousands) (Unaudited)
PART II. OTHER INFORMATION
SIGNATURE