Form 10-Q
period 2000-06-30
OPTION CARE INC/DE
filed 2000-08-14
CIK 884064

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q



/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE SECOND QUARTER ENDED JUNE 30, 2000

                         COMMISSION FILE NUMBER 80-19878

                             ----------------------


                                OPTION CARE, INC.
              (Exact name of registrant as specified in its charter)



                DELAWARE                                   36-3791193
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)



     100 CORPORATE NORTH, SUITE 212                          60015
         BANNOCKBURN, ILLINOIS                             (zip code)
(Address of principal executive office)

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

                           YES   X      NO
                               -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Issued and Outstanding
                Class                               as of August 11, 2000
      ----------------------------          ------------------------------------
      Common Stock - .01 par value                        11,939,570

                                      INDEX


                        OPTION CARE, INC. & SUBSIDIARIES



PART I FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets - June 30, 2000 and December 31, 1999

                  Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2000 and 1999

                  Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999

                  Notes to Condensed Consolidated Financial Statements - June 30, 2000

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

Item 5.           Other Information

Item 6(a).        Exhibits

Item 6(b).        Reports on Form 8-K

                                             PART I. FINANCIAL STATEMENTS
ITEM 1.  FINANCIAL STATEMENTS
                                          OPTION CARE, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (In thousands)

                                                                             June 30,2000             December 31,1999
                                                                              (Unaudited)                 (Note 1)
                                                                        -----------------------    ------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                $                   -      $                    -
Accounts receivable, net                                                                23,509                      22,697
Inventories, net                                                                         1,734                       3,608
Other current assets                                                                     4,290                       4,138
                                                                        -----------------------    ------------------------

Total current assets                                                                    29,533                      30,443

Equipment and other fixed assets, net                                                    4,418                       4,808
Goodwill, net                                                                           23,807                      21,395
Other assets                                                                               738                         988
                                                                        -----------------------    ------------------------

Total assets                                                             $              58,496      $               57,634
                                                                        =======================    ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft                                                           $               1,849      $                4,253
Trade accounts payable                                                                   3,620                       5,747
Other current liabilities                                                                6,766                       8,767
                                                                        -----------------------    ------------------------

Total current liabilities                                                               12,235                      18,767

Long-term debt, excluding current portion                                               11,328                       8,448
Other liabilities                                                                          808                         950
Minority interest                                                                          305                         163
                                                                        -----------------------    ------------------------

Total liabilities                                                                       24,676                      28,328
Stockholders' equity:
Common stock, $.01 par value, 30,000 shares authorized, 11,865
   and 11,493 shares issued and outstanding, respectively                                  119                         115
Common stock to be issued, 161 and 235 shares, respectively                                655                         740
Other stockholders' equity                                                              33,046                      28,451
                                                                        -----------------------    ------------------------

Total stockholders' equity                                                              33,820                      29,306
                                                                        -----------------------    ------------------------

Total liabilities and stockholders' equity                               $              58,496      $               57,634
                                                                        =======================    ========================

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Note 1 - The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                        OPTION CARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                                                     Three Months Ended               Six Months Ended
                                                                         June 30,                          June 30,
                                                               ---------------------------       ---------------------------
                                                                  2000           1999               2000           1999
                                                               ------------   ------------       ------------   ------------
Revenue                                                           $ 33,150       $ 29,572           $ 65,921       $ 58,601
Cost of revenue                                                     20,254         17,322             39,967         34,702
                                                               ------------   ------------       ------------   ------------

Gross profit                                                        12,896         12,250             25,954         23,899

Selling, general and administrative expenses                         9,125          9,047             18,312         18,077
Provision for doubtful accounts                                        555            755              1,344          1,406
Amortization of goodwill                                               157            138                314            269
                                                               ------------   ------------       ------------   ------------

Total operating expenses                                             9,837          9,940             19,970         19,752
                                                               ------------   ------------       ------------   ------------

Operating income                                                     3,059          2,310              5,984          4,147
Interest expense                                                      (198)          (242)              (449)          (571)
Other expense, net                                                    (112)          (203)              (191)          (396)
                                                               ------------   ------------       ------------   ------------

Income before income taxes                                           2,749          1,865              5,344          3,180
Income tax provision                                                 1,027            784              2,013          1,336
                                                               ------------   ------------       ------------   ------------

Net income                                                        $  1,722       $  1,081           $  3,331       $  1,844
                                                               ============   ============       ============   ============

Net income per common share:
Basic                                                             $   0.14       $   0.09           $   0.28       $   0.16
                                                               ============   ============       ============   ============
Diluted                                                           $   0.14       $   0.09           $   0.27       $   0.16
                                                               ============   ============       ============   ============

Shares used in computing net income per share:
Basic                                                               11,968         11,509             11,968         11,452
                                                               ============   ============       ============   ============
Diluted                                                             12,433         11,867             12,434         11,784
                                                               ============   ============       ============   ============

        SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           OPTION CARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)
                                       (UNAUDITED)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                        -------------   ------------
                                                                            2000           1999
                                                                        -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $      3,331    $     1,844
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                                  1,468          1,295
Provision for doubtful accounts                                                1,344          1,406
Change in current assets and current liabilities                              (3,944)           733
                                                                        -------------   ------------

Net cash provided by operating activities                                      2,199          5,278

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets, net                                                                (47)          (271)
Purchases of equipment and other, net                                           (562)          (164)
Payments for acquisitions                                                     (2,255)        (1,369)
                                                                        -------------   ------------

Net cash used in investing activities                                         (2,864)        (1,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft                                                                (2,405)         1,100
Retirement of previous debt facility                                              --        (21,800)
Net borrowings (payments) on revolving credit agreement                        2,980         13,039
Payments on capital leases                                                       (82)          (118)
Payments of other long-term debt                                                 (20)           (20)
Proceeds from issuance of stock                                                  192            660
                                                                        -------------   ------------

Net cash provided by (used in) financing activities                              665         (7,139)
                                                                        -------------   ------------

Net increase(decrease) in cash and cash equivalents                               --         (3,665)
Cash and cash equivalents, beginning of period                                    --          3,665
                                                                        -------------   ------------

Cash and cash equivalents, end of period                                $         --    $        --
                                                                        =============   ============

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      OPTION CARE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                (UNAUDITED)
                               JUNE 30, 2000

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.       RECLASSIFICATIONS

         Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.

3.       LONG-TERM DEBT

         On June 30, 2000, the Company amended its $25,000 Loan and Security Agreement ("Agreement") by expanding the lending group to include another bank and increasing the total amount available under the Agreement to $40,000. The additional $15,000 portion represents an acquisition line ("Acquisition Line") that can be drawn upon by the Company for a period of one year, expiring on June 30, 2001. The amount, if any, not drawn upon prior to the expiration date shall expire and the Company will not have any ability to borrow such amounts. All borrowings under the Acquisition Line must be for approved acquisitions, as defined. The Company paid a facility fee of $150 at the time of signing of the Acquisition Line.

         On February 5, 1999, the Company entered into a $25,000 Loan and Security Agreement ("Agreement") with a bank that replaced the Company's former credit facility. The Agreement provides for borrowings up to $25,000 and requires the Company to meet certain financial covenants including, but not limited to: fixed charge coverage ratio, debt ratio and limitation on annual capital expenditures. The Agreement allowed the Company, among other things, to meet working capital needs and to retire in its entirety the Company's former facility. Under the Agreement, the Company is subject to an early termination fee if the loan is terminated prior to its natural expiration of February 2002. The Company paid a facility fee of $185 at the time of signing of the Agreement. The Agreement prohibits the Company from declaring any cash dividends on its common stock. The Company may elect interest rates ranging from various LIBOR periods plus a 2.125% margin to the bank's reference rate. The average interest rate for the second quarter of 2000 on outstanding borrowings under the facility was 8.69%.

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

4.       EARNINGS PER SHARE DATA
         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                               Three Months Ended
                                                                    June 30,
                                                ---------------------------------------------------
                                                         2000                       1999
                                                -----------------------    ------------------------
                                                      (In thousands, except per share data)
Basic :
Net income                                                     $ 1,722                     $ 1,081
Average shares outstanding                                      11,968                      11,509
                                                -----------------------    ------------------------

Basic earnings per share                                       $  0.14                     $  0.09
                                                =======================    ========================

Diluted :
Net income                                                     $ 1,722                     $ 1,081
Average shares outstanding                                      11,968                      11,509
                                                -----------------------    ------------------------

Net effect of dilutive stock options -
  based on the treasury stock method                               465                         358
                                                -----------------------    ------------------------

Total                                                           12,433                      11,867
                                                -----------------------    ------------------------

Diluted earnings per share                                     $  0.14                     $  0.09
                                                =======================    ========================

                                                               Six Months Ended
                                                                    June 30,
                                                ---------------------------------------------------
                                                         2000                       1999
                                                -----------------------    ------------------------
                                                      (In thousands, except per share data)
Basic :
Net income                                                     $ 3,331                     $ 1,844
Average shares outstanding                                      11,968                      11,452
                                                -----------------------    ------------------------

Basic earnings per share                                        $ 0.28                      $ 0.16
                                                =======================    ========================

Diluted :
Net income                                                     $ 3,331                     $ 1,844
Average shares outstanding                                      11,968                      11,452
                                                -----------------------    ------------------------

Net effect of dilutive stock options -
  based on the treasury stock method                               466                         332
                                                ----------------------     ------------------------

Total                                                           12,434                      11,784
                                                -----------------------    ------------------------

Diluted earnings per share                                      $ 0.27                      $ 0.16
                                                =======================    ========================

5.       OPERATING SEGMENTS

         In January 2000, the Company realigned its operations and separated the specialty pharmaceutical distribution portion of the Company into a new operating division named OptionMed-TM-. As a result of the realignment, the Company now has two identifiable operating segments, OC and OptionMed, that require additional disclosure.

         OC is comprised of revenue from infusion therapy, product sales and royalty fees. OptionMed consists of revenue from distribution of specialty pharmaceuticals. Inter-segment sales are recorded at OptionMed's cost and there is no inter-company profit or loss on inter-segment sales or transfers.

         Segment information for the second quarter and year-to-date through June 30, 2000 and 1999 is as follows: (in thousands)



                                                               OC            OPTIONMED            TOTAL
                                                         ----------------  ----------------   ---------------
THREE MONTHS ENDED JUNE 30, 2000
---------------------------------------------
Net sales to external customers                                25,592             7,558            33,150
Inter-segment net sales                                          -                1,885             1,885
Gross profit                                                   11,908               988            12,896
Operating income                                                2,687               371             3,058
Total assets                                                   54,824             3,672            58,496

THREE MONTHS ENDED JUNE 30, 1999
---------------------------------------------

Net sales to external customers                                23,799             5,773            29,572
Inter-segment net sales                                          -                  594               594
Gross profit                                                   11,432               818            12,250
Operating income                                                1,732               578             2,310
Total assets                                                   50,760             2,519            53,279

SIX MONTHS ENDED JUNE 30, 2000
---------------------------------------------

Net sales to external customers                                51,154            14,767            65,921
Inter-segment net sales                                          -                3,396             3,396
Gross profit                                                   23,820             2,134            25,954
Operating income                                                5,056               928             5,984
Total assets                                                   54,824             3,672            58,496

SIX MONTHS ENDED JUNE 30, 1999
---------------------------------------------

Net sales to external customers                                47,030            11,571            58,601
Inter-segment net sales                                            68             1,363             1,431
Gross profit                                                   22,238             1,661            23,899
Operating income                                                3,029             1,118             4,147
Total assets                                                   50,760             2,519            53,279


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are or will be forward-looking, such as statements relating to acquisitions and other business developments activities, future capital expenditures and the effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting businesses of the Company and its franchisees relating to acquisitions and divestitures (including continuing obligations with respect to completed transactions), sales and renewals of franchises, government and regulatory policies (including federal, state and local efforts to reform the delivery of and payment for healthcare services), general economic conditions (including economic conditions affecting the healthcare industry in particular), the pricing and availability of equipment and services, technological developments and changes in the competitive environment in which the Company operates.

DISCUSSION OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER AND SIX MONTHS ENDED
 JUNE 30, 2000 (IN THOUSANDS, UNLESS OTHERWISE NOTED)

REVENUE-

         Total revenue for the three months ended June 30, 2000 was $33,150, which was $3,578 or 12.1% higher than the $29,572 reported for the three months ended June 30, 1999. Revenue during the period from infusion therapy care services was $22,757, an increase of $1,759 or 8.4% from $20,998 in the second quarter of 1999. Such increase was primarily the result of same-store sales increases. Revenue realized from OptionMed-related sales increased 30.9% from $5,773 in the second quarter of 1999 to $7,558 for the second quarter of 2000. Product sales for the second quarter of 2000 of $505 decreased by $154 or 23.4%, from the second quarter of 1999 sales of $659. Such decrease was largely due to reduced shipments of the Company's MBI 5.0 software. Royalty and other revenue during the second quarter of 2000 was $2,330, an increase of $189, or 8.8% over the second quarter of 1999's revenue from such sources of $2,141, due to continued strong cash receipts and increases in sales volume realized by the Company's network of franchise locations during the second quarter of 2000.

         For the six months ended June 30, 2000, total revenue was $65,921, an increase of $7,320, or 12.5%. During such period revenue realized from the Company's owned locations increased 9.2% from $41,452 to $45,273, OptionMed revenue increased 27.6% from $11,571 to $14,767 and royalties revenue increased 8.8%, from $4,272 to $4,646, offset by a decline in product sales of 5.4% from $1,306 to $1,235.

          For the three months ended June 30, 2000, revenue was comprised of the following categories: infusion therapy care services through the Company-owned locations which represented 68.7% of total revenue; revenue from OptionMed which represented 22.8%; royalty fees which represented 7.0%; and product sales which represented 1.5% of total revenue. For the six months ended June 30, 2000, revenue from infusion therapy care services represented 68.7%, OptionMed represented 22.4%, royalties 7.0% and product sales represented 1.9% of total revenue.

GROSS PROFIT-

         For the three months ended June 30, 2000 gross profit as a percentage of revenue (gross margin) was 38.9%, a decline of 2.5% from gross margin of 41.4% for the second quarter of 1999. Such decline was primarily due to a change in sales mix reflecting a greater percentage of the lower margin OptionMed business. In addition, the sales mix impact was offset by more favorable pricing realized through the Company's purchasing agreements with several manufacturers. For the six months ended June 30, 2000, gross margin was 39.4%, a 1.4% decline from 1999's year-to-date margin of 40.8%. Such decline was also due, in part, to the increase in OptionMed sales which provide a lower margin than the Company's other revenue sources.

OPERATING EXPENSES-

         Total operating expenses for the three months ended June 30, 2000 were $9,837, a decrease of $103 from operating expenses of $9,940 for the three months ended June 30, 1999. In addition, total operating expenses as a percentage of revenue decreased to 29.7% for second quarter of 2000 from 33.6% for the comparable period in the prior year and 30.9% from the first quarter of 2000. The continuing decline in the percentage of operating expenses to revenue reflects productivity improvements and the favorable impact on operating expenses of the change in sales mix to increased OptionMed revenue. For the six months ended June 30, 2000, operating expenses as a percentage of revenue was 30.3%, a decline of 3.7%, from 1999's year-to-date percentage of 33.7%. The provision for doubtful accounts declined to 1.7% of revenue in the second quarter of 2000 from 2.6% of revenue in the second quarter of 1999, while for the six months ended June 30, 2000, the provision for doubtful accounts of $1,344 represented 2.0% of revenue, down from 2.4% in the same period of 1999.

INTEREST EXPENSE-

         Interest expense declined by $44, or 18.2%, to $198 for the three months ended June 30, 2000 from $242 for the corresponding period in the prior year. Such decline resulted from the reduction in the amount of debt outstanding by 14.8% from $13,459 at June 30, 1999 to $11,468 at June 30, 2000. For the six months ended June 30, 2000, interest expense of $449, represents a decline of $122, or 21.4% from $571 for the same period of 1999.

INCOME TAXES-

         The effective income tax rate for the second quarter of 2000 was 37.4%, which represents a decline from the second quarter of 1999's effective income tax rate of 42.0%. Such decline was due to the deductibility of certain items in the second quarter of 2000 for income tax purposes.

EARNINGS PER SHARE-

         As a result of the above noted increases, the Company reported earnings per diluted share of $0.14 for the second quarter of 2000, an increase of $0.05, or 55.6%, over the $0.09 earnings per diluted share for the same period in 1999. Earnings per share also increased by $0.01, or 7.7% over the $0.13 earning per diluted share realized in the first quarter of 2000 and represents the sixth consecutive quarter of increasing earnings per share for the Company. For the six months ended June 30, 2000, earnings per diluted share of $0.27 increased by $0.11, or 68.8%, from $0.16 for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS-

         As of June 30, 2000, the Company had no cash and cash equivalents, in line with the amount of cash and cash equivalents at December 31, 1999. The Company has instituted a policy of using excess cash balances, if any, to retire outstanding debt under its revolver agreement.

NET CASH FLOWS-

         Net cash flow used in operations for the six months ended June 30, 2000 of $2,199, represented a decline of $3,079 from the $5,278 provided by operations during the same period in 1999. The decline was primarily due to increased income tax payments paid during 2000 due to the Company's profitability, reductions of several liabilities during the first six months of 2000, increased compensation expenses and payments made to renew the Company's insurance program. Net cash flow used in investing activities of $2,864, increased $1,060 over the $1,804 used in the first six months of 1999, due mainly to increases in and the timing of deferred purchase price payments for acquisitions made in prior years. Net cash flow provided by financing activities of $665 for the first six months of 2000 increased by $7,804 over the use of $7,139 from the comparable period in 1999 as a result of the Company in the first quarter of 1999 retiring its former credit facility in its entirety.

REVOLVING DEBT FACILITY-

         On June 30, 2000, the Company amended its $25,000 Loan and Security Agreement ("Agreement") by expanding the lending group to include another bank and increasing the total amount available under the Agreement to $40,000. The additional $15,000 portion represents an acquisition line ("Acquisition Line") that can be drawn upon by the Company for a period of one year, expiring on June 30, 2001. The amount, if any, not drawn upon prior to the expiration date shall expire and the Company will not have any ability to borrow such amounts. All borrowings under the Acquisition Line must be for approved acquisitions, as defined. The Company paid a facility fee of $150 at the time of signing of the Acquisition Line.

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

GOODWILL AND OTHER INTANGIBLE ASSETS-

         Goodwill and other intangible assets, net, at June 30, 2000 of $24,462 increased by $2,395 over the $22,067 at December 31, 1999. The increase is due to payments made under certain of the Company's purchase agreements for acquisitions made in 1997 and 1996. These agreements obligate the Company, upon the acquired businesses meeting of determined milestones, the attainment of certain financial results or contractually, to pay additional consideration to former owners representing additional purchase price for these acquisitions. Total net goodwill and other intangible assets increased as a percentage of total assets from 38.3% at December 31, 1999 to 41.8% at June 30, 2000, due mainly to the additional payments made. Total net goodwill and other intangible assets reduced as a percentage of stockholders' equity from 75.3% at December 31, 1999 to 72.3% at June 30, 2000, due mainly to the increase in stockholders' equity realized from the net income recognized for 2000.

REGULATORY AND OTHER DEVELOPMENTS-

         Recent government investigations into how the average wholesale price ("AWP") for certain pharmaceuticals are determined could result in reduced pricing and margins on certain drugs that the Company currently supplies to patients. Various federal and state government agencies have been investigating whether the AWP of many drugs is an appropriate or accurate measure of market prices from which government payors determine how much they reimburse for the drug. Many government payors pay the Company, either directly or indirectly, for some of the drugs based on that drug's AWP, or at a percentage off AWP. In addition, the Company has also contracted with a number of private payors to sell at AWP or at a percentage discount off AWP.

          AWP for most drugs is compiled and published by a private company, First DataBank, Inc. It has been reported that there, currently, are several lawsuits pending against manufacturers of certain drugs. These government investigations and lawsuits involve allegations that manufacturers have misrepresented the actual selling price of certain drugs to First DataBank. First DataBank has announced that it will base AWP on market prices certified by the manufacturer. First DataBank has published a Market Price Survey that reduces the AWP significantly for a number of the products the Company currently supplies to patients. The Company cannot predict the eventual results of these investigations, and the changes made in AWP by First DataBank.

         If the reduced average wholesale prices published by First DataBank for the drugs that the Company currently provides to patients are ultimately adopted as the standard by which the Company is reimbursed by government payors or private payors, it could have a material adverse effect on the Company's business, financial condition, and results of operation, including reducing the pricing and margins on certain of the Company's products. For the six months ended June 30, 2000, less than approximately 20% of the Company's total revenue were generated from governmental agencies.

         In addition, there are currently various proposals under development to enact healthcare reform on a national, state and local level. It is not possible at this time to predict the cash flow impact, if any, which any such changes may have on providers of home healthcare services and on the Company's locations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                                                     PART II.
                                                 OTHER INFORMATION
                                                  (IN THOUSANDS)

ITEM 1            LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not Applicable.

ITEM 3            DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its 2000 Annual Meeting of Shareholders on May 12, 2000. At the Annual Meeting, the shareholders voted on and approved the election of Dr. John N. Kapoor and Roger W. Stone as Directors to serve until the Annual Meeting of 2003. In addition, the shareholders voted to approve and ratify the Option Care, Inc. 2001 Employee Stock Purchase Plan and an increase in the number of shares available under the Amended and Restated Stock Incentive Plan. The votes cast at the Annual Meeting on such matters were as follows:

                  a. Election of Directors:

                                               FOR                 AGAINST            ABSTAIN
                                             -------              ---------          ---------
                  Dr. John N. Kapoor        10,638,335               ---              349,681
                  Roger W. Stone            10,644,864               ---              343,142

                  b. Approval of 2001 Stock Purchase Plan :

                                            10,952,639              49,912              7,040

                  c. Approval of increase in shares available for Stock Incentive Plan :

                                            10,555,350             448,751              5,490

ITEM 5            OTHER INFORMATION

                  Not Applicable.

ITEM 6(a)         EXHIBITS

                  See exhibit index

ITEM 6(b)         REPORTS ON FORM 8-K

         The Company, on June 2, 2000, filed a Form 8-K discussing changes in the Senior management of the Company.


                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OPTION CARE, INC.


                                   By:       /s/ Michael A. Siri
                                      -----------------------------------------
                                               Michael A. Siri
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                     (PRINCIPAL ACCOUNTING OFFICER AND
                                     PRINCIPAL FINANCIAL OFFICER)


                                Date: August 14, 2000

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

10.23          Promissory Note between Brooks Home I.V., Inc., and Option Care,
               Inc., dated December 8, 1997. Filed as Exhibit 10.23 to the
               Company's Annual Report for year ending December 31, 1997 and incorporated by reference herein.*

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

10.30          Amendment of Consulting Agreement by and Between EJ Financial
               Group and Option Care, Inc., dated October 1, 1999. Filed as
               Exhibit 10.30 to the Company's Annual Report for year ended
               December 31, 1998 and incorporated by reference herein.

10.31          Amendment to the Reimbursement and Security Agreement dated
               February 10, 1999, between Option Care, Inc. and the John N.
               Kapoor Trust dated September 20, 1989. Filed as Exhibit 10.31 to the Company's Annual Report for year ended December 31, 1999 and incorporated by reference herein.

10.32          Option Care, Inc. 2001 Employee Stock Purchase Plan, effective
               January 1, 2001. Filed as Exhibit 10.32 to the Company's Annual
               Report for year ended December 31, 1999 and incorporated by reference herein.*

10.33          Amended and Restated Loan and Security Agreement dated June 30,
               2000 among Bank of America, N.A. and Option Care, Inc.

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

23.1           Consent of Ernst & Young LLP. Filed as Exhibit 23.1 to the
               Company's Annual Report for year ended December 31, 1999 and incorporated by reference herein.

23.2           Consent of KPMG LLP. Filed as Exhibit 23.2 to the Company's
               Annual Report for year ended December 31, 1999 and incorporated by reference herein.


27             Financial Data Schedule

-----------
*        Management contracts and compensatory plans and arrangements.