Form 10-Q
period 2000-09-30
OPTION CARE INC/DE
filed 2000-11-14
CIK 884064

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2000

Commission file number 80-19878

OPTION CARE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3791193 (IRS Employer Identification No.)
100 Corporate North, Suite 212 Bannockburn, Illinois (Address of principal executive office)	60015 (zip code)

(847) 615-1690
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Issued and Outstanding as of October 31, 2000
Common Stock—.01 par value	12,032,405

INDEX

OPTION CARE, INC. & SUBSIDIARIES

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed consolidated balance sheets—September 30, 2000 and December 31, 1999
Condensed consolidated statements of operations—Three months ended September 30, 2000 and 1999; Nine months ended September 30, 2000 and 1999
Condensed consolidated statements of cash flows—Nine months ended September 30, 2000 and 1999
Notes to condensed consolidated financial statements—September 30, 2000
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures of Market Risk
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6(a).	Exhibits
Item 6(b).	Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Option Care Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30, 2000 (Unaudited)	December 31, 1999 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	26,860	22,697
Inventories, net	1,821	3,608
Other current assets	4,156	4,138

Total current assets	32,837	30,443
Equipment and other fixed assets, net	4,342	4,808
Goodwill, net	25,104	21,395
Other assets	1,420	988

Total assets	$63,703	$57,634

Liabilities and Stockholders' equity
Current liabilities:
Cash overdraft	$1,225	$4,253
Trade accounts payable	4,460	5,747
Other current liabilities	5,924	8,767

Total current liabilities	11,609	18,767
Long-term debt, excluding current portion	14,651	8,448
Other liabilities	803	950
Minority interest	447	163

Total liabilities	27,510	28,328
Stockholders' equity:
Common stock, $.01 par value per share, 30,000 shares authorized, 12,005 and 11,493 shares issued and outstanding in 2000 and 1999, respectively	120	115
Common stock to be issued, 197 and 235 shares in 2000 and 1999, respectively	758	740
Other stockholders' equity	35,315	28,451

Total stockholders' equity	36,193	29,306

Total liabilities and stockholders' equity	$63,703	$57,634

See notes to condensed consolidated financial statements.

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenue	$35,265	$30,197	$101,183	$88,798
Cost of revenue	21,620	17,512	61,587	52,214

Gross profit	13,645	12,685	39,596	36,584
Selling, general and administrative expenses	9,292	9,312	27,605	27,389
Provision for doubtful accounts	580	582	1,923	1,988
Amortization of goodwill	161	138	475	407

Total operating expenses	10,033	10,032	30,003	29,784

Operating income	3,612	2,653	9,593	6,800
Interest expense	(267)	(239)	(715)	(810)
Other expense, net	(86)	(96)	(278)	(492)

Income before income taxes	3,259	2,318	8,600	5,498
Income tax provision	1,003	982	3,015	2,318

Net income	$2,256	$1,336	$5,585	$3,180

Net income per common share:
Basic	$0.19	$0.12	$0.46	$0.28

Diluted	$0.18	$0.11	$0.45	$0.27

Shares used in computing net income per share:
Basic	12,060	11,590	12,060	11,545

Diluted	12,469	12,034	12,473	11,922

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net income	$5,585	$3,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,217	2,468
Provision for doubtful accounts	1,923	1,988
Accounts receivable	(4,254)	(157)
Inventory	1,890	274
Accounts payable	(1,301)	(1,731)
Accrued expenses	(934)	(436)
Accrued wages	(323)	1,021
Income taxes payable	(580)	1,050
Change in other current assets and current liabilities	383	(279)

Net cash provided by operating activities	4,606	7,378

Cash flows from investing activities:
Other assets, net	(507)	(391)
Purchases of equipment and other, net	(756)	(436)
Payments for acquisitions, net of cash acquired	(6,777)	(1,851)

Net cash used in investing activities	(8,040)	(2,678)

Cash flows from financing activities:
(Decrease) increase of cash overdraft	(3,067)	1,851
Retirement of previous debt facility	—	(21,800)
Net borrowing on revolving credit agreement	2,466	10,942
Net borrowing on acquisition line	3,800	—
Payments on capital leases	(112)	(163)
Payments of other long-term debt	(19)	(52)
Proceeds from issuance of stock	366	857

Net cash provided by (used in) financing activities	3,434	(8,365)

Net decrease in cash and cash equivalents	—	(3,665)
Cash and cash equivalents, beginning of period	—	3,665

Cash and cash equivalents, end of period	$—	$—

See notes to condensed consolidated financial statements.

Option Care, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

September 30, 2000

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

2.  Reclassifications

    Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.

3.  Long-Term Debt

    On February 5, 1999, the Company entered into a $25,000 Loan and Security Agreement ("Loan Agreement") with a bank that replaced the Company's former credit facility. The Loan Agreement provides for borrowings up to $25,000 and requires the Company to meet certain financial covenants including, but not limited to: fixed charge coverage ratio, debt ratio and limitation on annual capital expenditures. The Loan Agreement allowed the Company, among other things, to meet working capital needs and to retire in its entirety the Company's former facility. Under the Loan Agreement, the Company is subject to an early termination fee if the loan is terminated prior to its natural expiration of February 2002. The Company paid a facility fee of $185 at the time of signing the Loan Agreement. The Loan Agreement prohibits the Company from declaring any cash dividends on its common stock. The Company may elect interest rates ranging from various LIBOR periods plus a 2.125% margin to the bank's reference rate. The average interest rate for the third quarter of 2000 on outstanding borrowings under the facility was 8.9%.

    Effective November 1, 1999, borrowing availability under the facility is related to a percentage of the Company's net outstanding account receivable and inventory balances, less certain ineligible amounts, as defined in the Loan Agreement. The facility is secured by the assets of the Company. Overall borrowings allowable under the Loan Agreement are limited to the lessor of $25,000 or the total allowable collateral base.

    On June 30, 2000, the Company amended the Loan Agreement by expanding the lending group to include another bank and increasing the total amount available under the Loan Agreement to $40,000.

The additional $15,000 portion represents an acquisition line ("Acquisition Line") that can be drawn upon by the Company for a period of one year, expiring on June 30, 2001. The amount, if any, not drawn upon prior to the expiration date shall expire and the Company will not have any ability to borrow such amounts. All borrowings under the Acquisition Line must be for approved acquisitions, as defined. The Company paid a facility fee of $150 at the time of signing the Acquisition Line. As of September 30, 2000, the Company had $3,800 outstanding under the Acquisition Line. The average interest rate for the third quarter of 2000 on outstanding borrowings under the Acquisition Line was 9.7%.

4.  Earnings Per Share Data

    The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Basic:
Net income	$2,256	$1,336	$5,585	$3,180

Average shares outstanding	12,060	11,590	12,060	11,545
Basic earnings per share	$0.19	$0.12	$0.46	$0.28

Diluted:
Net income	$2,256	$1,336	$5,585	$3,180

Average shares outstanding	12,060	11,590	12,060	11,545
Net effect of dilutive stock options—based on the treasury stock method	409	444	413	377

Total diluted shares	12,469	12,034	12,473	11,922

Diluted earnings per share	$0.18	$0.11	$0.45	$0.27

5.  Operating Segments

    In January 2000, the Company realigned its operations and developed two identifiable operating segments: infusion and services; and specialty pharmacy. Infusion and services is comprised of revenue from infusion therapy, product sales and royalty fees. Specialty pharmacy includes revenue from the distribution of specialty pharmaceuticals. Inter-segment sales are recorded at cost and there is no inter-company profit or loss on inter-segment sales or transfers.

	Three months ended September 30, 2000			Three months ended September 30, 1999
	Infusion & Services	Specialty Pharmacy	Total	Infusion & Services	Specialty Pharmacy	Total
Net sales to external customers	25,086	10,179	35,265	22,504	7,693	30,197
Inter-segment net sales	—	2,151	2,151	—	637	637
Gross profit	12,238	1,407	13,645	11,321	1,364	12,685
Operating income	2,856	756	3,612	1,949	704	2,653
Total assets	59,505	4,198	63,703	53,674	3,212	56,886

	Nine months ended September 30, 2000			Nine months ended September 30, 1999
	Infusion & Services	Specialty Pharmacy	Total	Infusion & Services	Specialty Pharmacy	Total
Net sales to external customers	72,963	28,220	101,183	66,752	22,046	88,798
Inter-segment net sales	—	5,548	5,548	—	2,005	2,005
Gross profit	35,639	3,957	39,596	33,183	3,401	36,584
Operating income	7,714	1,879	9,593	5,236	1,564	6,800

    In the third quarter of 2000, the Company reclassified Human Growth Hormone operations from the Company's Michigan location from infusion and services segment into the specialty pharmarcy segment. The revenue reclassified was $1,980 and $1,098 for the first quarter of 2000 and 1999, respectively and $2,473 and $904 for the second quarter of 2000 and 1999, respectively. Reclassifications for gross profit and operating profit related to this revenue had no material impact.

6.  Acquisitions

    During the quarter ended September 30, 2000, the Company purchased certain assets of the franchise offices located in Hemet, California and Fairfax, Virginia. The aggregate purchase price paid at closing for these transactions was $3,735, which was paid with funds borrowed under the Company's Acquisition Line. In addition, the Company entered into agreements with the sellers of each acquired business, whereby additional contingent purchase price may be paid out upon the business meeting predetermined financial metrics over the next one to three year periods. Payments to be made under these agreements, if any, would be made up to 45 days after the anniversary date of each acquisition. Any amounts to be paid out under these agreements will be recorded as additional goodwill in the period in which the amount due is certain.

    The purchase method of accounting was used to record the acquisitions and $1,224 of goodwill was recorded. The accompanying condensed financial statements include the results of operations of all acquired businesses from the date of acquisition. The acquisitions would not have a material impact on operating results on a pro-forma basis.

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

Discussion of Results of Operations for the Three Month and Nine Month periods ended September 30, 2000 (in thousands, expect per share amounts)

REVENUE—

	Three Months Ended September 30,				Nine Months Ended September 30,
	2000	% of total	1999	% of total	2000	% of total	1999	% of total
Infusion and services:
Infusion therapy	$22,019	62.4%	$19,468	64.5%	$64,015	63.3%	$58,478	65.9%
Royalty fees	2,434	6.9%	2,331	7.7%	7,080	7.0%	6,229	7.0%
Product sales	633	1.8%	705	2.3%	1,868	1.8%	2,045	2.3%

Infusion and services	$25,086	71.1%	$22,504	74.5%	$72,963	72.1%	$66,752	75.2%
Specialty pharmacy	10,179	28.9%	7,693	25.5%	28,220	27.9%	22,046	24.8%

Total revenue	$35,265	100.0%	$30,197	100.0%	$101,183	100.0%	$88,798	100.0%

Growth over prior period	$5,068	16.8%			$12,385	13.9%

    Total revenue for the three months ended September 30, 2000 was $35,265, which was $5,068 or 16.8% higher than the $30,197 reported for the three months ended September 30, 1999. The revenue for the three months ended September 30, 2000 represents the seventh consecutive quarter of revenue growth and represents an all time high of revenue for a quarter in the Company's 21 years of existence. The three month period ended September 30, 2000 also represents the third straight quarter of over 10% growth in revenue for the Company.

    The infusion and services segment is comprised of infusion therapy revenue, royalty fee revenue and product sales. The fluctuations for each are described as follows:

    Infusion therapy revenue during the third quarter of 2000 increased $2,551, or 13.1%, to $22,019 from the $19,468 of revenue from the third quarter of 1999, due primarily to a same-store (defined as

Option Care locations owned for more than a year) revenue increase of 12.1% and $400 of new revenue realized from the Company's acquisitions made during the quarter. Year-to-date, infusion therapy revenue in 2000 increased $5,537, or 9.5%, over the prior year period, primarily as a result of a 10.2% increase in same store sales. Infusion therapy represented 62.4% and 63.3% of revenue for the Company for the quarter and year-to-date, respectively, through September 30, 2000 as compared to 64.5% and 65.9% for the comparable periods of 1999. Infusion therapy revenue as a percentage of total revenue has declined due primarily to the rapid growth from the Company's specialty pharmacy revenue.

    Royalty fee revenue for the third quarter of 2000 of $2,434 represented an increase of $103, or 4.4%, over the third quarter of 1999. The increase is due to increased revenue by the Company's franchise network. Overall network revenue was negatively impacted by a decline in office locations as the Company has aggressively begun to close out small non-productive offices from its franchise system and has acquired two franchise locations. As of September 30, 2000, the total number of offices in the Company's franchise network has declined to 104 from 117 at December 31, 1999.

    For the nine months ended September 30, 2000, royalty fee revenue of $7,080, increased $851, or 13.7%, reflecting the increase of revenue by the Company's franchise network. Royalty fee revenue was 7.0% of total revenue, for the nine month periods ended September 30, 2000 and 1999.

    Product sales for the third quarter of 2000 of $633 represented a decrease of $72, or 10.2%, from the third quarter of 1999 sales of $705. The decline was primarily due to reduced shipments of the Company's MBI 5.0 software. For the nine months ended September 30, 2000, product sales was $1,868, a decrease of $177, or 8.7%, from the $2,045 of product sales in the comparable period of 1999.

    Specialty pharmacy revenue, consisting of the Company's OptionMed division, was $10,179 for the third quarter of 2000, an increase of $2,486, or 32.3% over the $7,693 of revenue in the third quarter of 1999. The increase for the third quarter 2000 is primarily due to increased orders made through managed care contracts at the Company's southern Florida location as well as increased orders of human growth hormone at the Company's Michigan location. For the nine months ended September 30, 2000, specialty pharmacy revenue was $28,220, an increase of $6,174, or 28.0%, from 1999's year-to-date revenue of $22,046. Specialty pharmacy revenue as a percentage of total revenue increased to 28.9% of total revenue for the three months ended September 30, 2000, up from 25.5% for the comparable period in 1999. Year-to-date through September 30, 2000, specialty pharmacy revenue as a percentage of total revenue was 27.9%, an increase over the 24.8% from the corresponding period in 1999.

GROSS PROFIT—

	Three Months Ended September 30,				Nine Months Ended September 30,
	2000	% of sales	1999	% of sales	2000	% of sales	1999	% of sales
Infusion and services:
Infusion therapy	$9,254	42.0%	$8,416	43.2%	$26,993	42.2%	$25,273	43.2%
Royalty fees	2,434	100.0%	2,331	100.0%	7,080	100.0%	6,229	100.0%
Product sales	550	86.9%	574	81.4%	1,566	83.8%	1,681	82.2%

Infusion and services	$12,238	48.8%	$11,321	50.3%	$35,639	48.8%	$33,183	49.7%
Specialty pharmacy	1,407	13.8%	1,364	17.7%	3,957	14.0%	3,401	15.4%

Gross Profit	$13,645	38.7%	$12,685	42.0%	$39,596	39.1%	$36,584	41.2%

Growth over prior period	7.6%				8.2%

    Gross profit margin for the third quarter of 2000 was 38.7%, a decline of 3.3% from the gross profit margin of 42.0% in the third quarter of 1999. The gross profit margin realized in the third quarter of 2000 for infusion therapy was 42.0%, representing a decline of 1.2% from the 43.2% margin realized in the third quarter of 1999. The decline was due in part to a shift in the mix of infusion therapies made during the quarter. Year-to-date 2000 gross margin as compared to year-to-date 1999 gross margin for infusion therapy declined for the same reasons as the quarterly margin decline. Royalty revenue has no direct cost of goods associated with it, rather costs incurred to derive this type of revenue are captured as part of selling, general and administrative expenses. Gross margin for product sales has increased slightly for both the three month and nine month periods ended September 30, 2000 as compared to corresponding periods in 1999.

    Specialty pharmacy gross margin in third quarter of 2000 declined to 13.8% from 17.7% realized in the third quarter of 1999 due to the higher level of sales during the quarter of human growth hormone (HGH) which have a lower margin than other specialty pharmaceuticals. Currently, the Company sells approximately 35 different specialty pharmaceuticals products through the OptionMed division and the margin for HGH is one of the lowest margin providers. Year-to-date 2000 gross margin as compared to year-to-date 1999 gross margin for specialty pharmacy declined for the same reasons as the quarterly margin decline.

OPERATING EXPENSES—

	Three Months Ended September 30,				Nine Months Ended September 30,
	2000	% of revenue	1999	% of revenue	2000	% of revenue	1999	% of revenue
S, G & A expenses	$9,292	26.3%	$9,312	30.8%	$27,605	27.3%	$27,389	30.8%
Provision for doubtful accts	580	1.6%	582	1.9%	1,923	1.9%	1,988	2.2%
Amortization of goodwill	161	0.6%	138	0.5%	475	0.5%	407	0.5%

Total operating expenses	$10,033	28.5%	$10,032	33.2%	$30,003	29.7%	$29,784	33.5%

Increase over prior period	$1	0.0%			$219	0.7%

    Total operating expenses for the three months ended September 30, 2000 were $10,033, in line with the $10,032 for the three months ended September 30, 1999. Selling, general and administrative expenses (S,G & A) declined by $20 for the quarter from $9,312 realized in the third quarter of 1999 to $9,292 for the third quarter of 2000. S,G & A expenses remained in line with the prior years quarters amount despite the recent hiring of new executives to help manage the Company's growth, including a new Chief Information Officer, Senior Vice President of Business Development and Senior Vice President of Network Management.

    In addition, the growth percentage of SG & A expenses was less than the revenue growth realized by the Company resulting in a percentage of SG & A to revenue decline quarter over quarter, from 30.8% in the third quarter of 1999 to 26.3% in the third quarter of 2000. The decline represents the third consecutive quarter in 2000 that the percentage of S,G & A expenses to revenue for the quarter has declined over the percentage realized for the prior year quarter. The continuing decline in the percentage of operating expenses to revenue reflects continued sustained productivity improvements and the favorable impact on operating expenses of the change in revenue mix to increased specialty pharmacy revenue.

    The provision for bad debt declined as a percentage of revenue to 1.6% for the third quarter of 2000 from 1.9% for the third quarter of 1999. The decline is primarily attributable to the change in the Company's revenue mix to more specialty pharmacy revenue. Historically, specialty pharmacy revenue has resulted in a better collection ratio. For the nine months ended September 30, 2000, the provision for bad debt as a percentage of revenue of 1.9% has also declined from the 2.2% in the comparable period in 1999, reflecting the change in the Company's revenue mix.

    Amortization of goodwill increased slightly from the third quarter of 1999's amount of $138 to the third quarter of 2000's amount of $161, due in part to the Company's new acquisitions and to contingent payments made under certain of the Company's prior acquisition agreements. Year-to-date, amortization of goodwill increased from $407 for 1999 to 2000's amount of $475 for the same reasons as mentioned for the growth for the quarter.

INTEREST EXPENSE—

    Interest expense increased by $28, or 11.7%, to $267 for the three months ended September 30, 2000 from $239 for the corresponding period in the prior year, due primarily to the additional borrowing incurred to fund the Company's acquisitions made in the third quarter of 2000. Year-to-date, interest expense of $715 has declined $95, or 11.7%, from $810, as debt levels throughout 2000, prior to the third quarter, have remained at levels lower in 2000 than in 1999.

INCOME TAXES—

    The effective income tax rate for the third quarter of 2000 was 30.8%, which represents a decline from the third quarter of 1999's effective income tax rate of 42.4%. Such decline was due to the deductibility of certain items, mostly from the exercise of stock options by certain former executives of the Company, during the third quarter of 2000. Year-to-date, the effective income tax rate of 35.1% for 2000 also represents a decline from the effective income tax rate of 42.2% for 1999, due to the same reason. The impact from the reduction in the effective income tax rate in the third quarter of 2000 is equal to $0.02 of earnings per diluted share. The deduction for tax purposes by the Company from the exercise of stock options is a non-recurring and uncontrollable event for the Company. The amount of such deductions is contingent on several factors outside of the Company's control, primarily the market price of the stock at the time of exercise and the desire of the individual to exercise their options. The reduction in the effective income tax rate and subsequent increase to diluted earning per share is not a recurring event, is not directly related to operations and should not be relied upon to reoccur in the future.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)—

	Three Months Ended September 30,			Nine Months Ended September 30,
	2000	1999	Increase (Decrease)	2000	1999	Increase (Decrease)
Net income	$2,256	$1,336	68.9%	$5,585	$3,180	75.6%
Interest expense	267	239	11.7%	715	810	(11.7)%
Income taxes	1,003	982	2.1%	3,015	2,318	30.1%
Depreciation and amortization	589	521	13.1%	1,742	2,061	(15.5)%
Goodwill amortization	161	138	16.7%	475	407	16.7%

EBITDA	$4,276	$3,216	33.0%	$11,532	$8,776	31.4%

Growth over prior period	$1,060			$2,756

    EBITDA of $4,276 for the third quarter of 2000 represents an increase of $1,060, or 33.0,% over the third quarter of 1999. Year-to-date, EBITDA for the nine months ended September 30, 2000 of $11,532, represents an increase of $2,756 or 31.4%.

EARNINGS PER SHARE—

    As a result of the above noted increases, the Company reported earnings per diluted share of $0.18 for the third quarter of 2000, an increase of $0.07, or 63.6%, over the $0.11 earnings per diluted share for the same period in 1999. As discussed in the income taxes section, diluted earnings per share for the quarter includes a one-time gain equal to $0.02 of diluted earnings per share due to the recognition of certain items for tax purposes. Without this tax gain, diluted earnings per share of $0.16 for the third quarter of 2000 would represent an increase of $0.05 or 45.5%, over the amount recognized in the third quarter of 1999.

    Earnings per diluted share also increased by $0.04, or 28.6%, over the $0.14 earning per diluted share realized in the second quarter of 2000. For the nine months ended September 30, 2000, earnings per diluted share of $0.45 represents an increase of $0.18, or 66.7%, from $0.27 for the comparable period in 1999.

    In addition, diluted shares during the third quarter of 2000 increased from 12,034 at the end of the third quarter 1999 to 12,469 at September 30, 2000, an increase of 435, or 3.5%, due to the exercise of options, the issuance of shares as part of contingency payments made for acquisitions made in 1996 and 1997 and the effect of the market price of the Company's stock. The year-to-date 2000 diluted shares of 12,473 increased as compared to year-to-date 1999 of 11,922, an increase of 551, or 4.6%.

Liquidity and Capital Resources

CASH AND CASH EQUIVALENTS—

    As of September 30, 2000, the Company had no cash and cash equivalents, in line with the amount of cash and cash equivalents at December 31, 1999. The Company has instituted a policy of using excess cash balances, if any, to retire outstanding debt under its revolver agreement.

NET CASH FLOWS—

    Net cash flow provided by operations for the nine months ended September 30, 2000 was $4,606, a decline of $2,772 from the $7,378 provided by operations during the same period in 1999. The decline was primarily due to an increase in accounts receivable, increased income tax payments paid during 2000 due to the Company's increased profitability, reductions of several liabilities during the first nine months of 2000, increased compensation expenses and payments made to renew the Company's insurance program.

    Net cash flow used in investing activities for the months ended September 30, 2000 was $8,040, an increase of $5,362 over the $2,678 used in the first nine months of 1999. The increase was due to payments made for new acquisitions and due to the increases in and the timing of deferred purchase price payments for acquisitions made in prior years.

    Net cash flow provided by financing activities was $3,434 for the first nine months of 2000, an increase of $11,799 over the use of $8,365 from the comparable period in 1999. The increase was primarily the result of the effect of the repayment by the Company of the former credit facility in the first quarter of 1999.

LONG TERM DEBT—

	9/30/00	% of total	12/31/99	% of total	9/30/99	% of total
Revolving credit agreement	$10,782	72.9%	$8,317	96.8%	$10,942	97.0%
Acquisition line	3,800	25.7%	—	0.0%	—	0.0%
Capital leases	87	0.6%	165	1.9%	185	1.6%
Other long term debt	118	0.8%	108	1.3%	158	1.4%

Total debt outstanding	$14,787	100.0%	$8,590	100.0%	$11,285	100.0%

Increase (decrease) from prior period			$6,197	41.9%	$3,502	31.0%

Increase (decrease) from prior (without Acquisition)			$2,397	27.9%	$(298)	-2.6%

    Total debt outstanding of $14,787 at September 30, 2000 increased in the third quarter by $3,502, or 31.0%, over the amount of debt held at September 30, 1999. The increase was largely the result of borrowings made by the Company in the third quarter of 2000 to fund acquisitions made during the quarter. Debt outstanding at September 30, 2000 of $14,787 represents an increase of $6,197, or 72.1%, over the amount of debt outstanding at December 31, 1999. A total of $3,800 of the increase is due to the new acquisitions and the remainder is due in part to the decline in the Company's cash overdraft, representing net outstanding checks, over this same period. The decline in cash overdraft account is a function of timing and is driven by the vendors that the Company pays and how quickly they deposit the checks paid to them. Debt under the Company's revolver agreement was at a lower amount at year-end 1999 than it normally would have been due to the high cash overdraft level. The Company does not anticipate the same occurrence to happen at year-end 2000.

    Management believes that cash flow from operations and availability under the Loan Agreement will be sufficient to meet the cash needs of the business for the immediate future. In the event that additional capital is required, management cannot assure that such capital can be obtained on terms acceptable to the Company.

GOODWILL AND OTHER INTANGIBLE ASSETS—

    Goodwill and other intangible assets, net, at September 30, 2000 was $26,287, an increase of $4,220 over the $22,067 at December 31, 1999. The increase is primarily due to payments made under certain of the Company's purchase agreements for acquisitions made in 1997 and 1996 as well as from the recognition of goodwill from the Company's acquisitions made during the third quarter of 2000. Payments made under agreements for acquisitions made prior to 2000 were for additional consideration to former owners upon the satisfaction of certain contingencies and represented additional purchase price for these acquisitions. Amounts recorded from acquisitions made during the third quarter of 2000 were recorded at the fair market value of the tangible and intangible assets at the time they were acquired were less than the amount paid for these assets.

    Total net goodwill and other intangible assets at September 30, 2000, increased as a percentage of total assets from 38.3% at December 31, 1999 to 41.3% at September 30, 2000, due mainly to the additional payments and the acquisitions made during the quarter. Total net goodwill and other intangible assets declined as a percentage of stockholders' equity from 75.3% at December 31, 1999 to 72.6% at September 30, 2000, due mainly to the increase in stockholders' equity realized from the net income recognized for 2000.

    Acquisitions made in the current quarter, as well as in prior years, have resulted in the recognition of a significant amount of goodwill on the Company's financial statements. Goodwill was recorded as the fair market value of the tangible and intangible assets at the time they were acquired were less than the amount paid for these assets. The Company has determined that the goodwill recorded as a result of acquisitions made in prior years will benefit the Company for a period of not less than 40 years and, as a result, are amortizing the goodwill over this period. For acquisitions made in 2000, the Company is amortizing goodwill over a 20-year period. There can be no assurance that the Company will realize the full value of the goodwill recorded. The Company, on an on-going basis, evaluates whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable and will take a charge to earnings for the amount so determined in the period that the goodwill has been determined to be no longer recoverable.

    In addition, the Company's current growth strategy may involve the acquisition of additional companies and these acquisitions may result in the recognition of additional amounts of goodwill. The amortization of this goodwill could have a negative impact on future earnings. Also, as part of an acquisition, the Company may be required to allocate certain portions of the purchase price to the value of non-compete agreements, patient records and contracts that are acquired. The value of any amounts allocated to these items may be amortized over a period much shorter than the 20 years that goodwill will be amortized over. As a result, the Company's future earnings may be negatively impacted by the amount of this amortization.

REGULATORY AND OTHER DEVELOPMENTS—

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

    If the reduced average wholesale prices published by First DataBank for the drugs that the Company currently provides to patients are ultimately adopted as the standard by which the Company is reimbursed by government payors or private payors, it could have a material adverse effect on the Company's business, financial condition, and results of operation, including reducing the pricing and margins on certain of the Company's products. For the nine months ended September 30, 2000, less than approximately 20% of the Company's total revenue were generated from governmental agencies.

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

    The Company, on October 26, 2000, filed a Form 8-K concerning the resignation of Michael A. Siri as Senior Vice President and Chief Financial Officer and the appointment of Carla M. Pondel as Chief Financial Officer.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTION CARE, INC.
Date: November 14, 2000	By:	/s/ CARLA M. PONDEL Carla M. Pondel Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

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
3.3	Restated By-laws of the Registrant dated June 1, 1994. Filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ending December 31, 1994 and incorporated by reference herein.
27	Financial Data Schedule

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Discussion of Results of Operations for the Three Month and Nine Month periods ended September 30, 2000 (in thousands, expect per share amounts)
REVENUE—
GROSS PROFIT—
OPERATING EXPENSES—
INTEREST EXPENSE—
INCOME TAXES—
EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)—
EARNINGS PER SHARE—
Liquidity and Capital Resources
CASH AND CASH EQUIVALENTS—
NET CASH FLOWS—
LONG TERM DEBT—
GOODWILL AND OTHER INTANGIBLE ASSETS—
REGULATORY AND OTHER DEVELOPMENTS—
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION (in thousands)
SIGNATURE
Exhibit Index