Form 10-Q/A
period 2000-09-30
OPTION CARE INC/DE
filed 2001-03-12
CIK 884064

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
on
FORM 10-Q/A

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2000

Commission file number 80-19878

OPTION CARE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	36-3791193 (IRS Employer Identification No.)
100 Corporate North, Suite 212 Bannockburn, Illinois (Address of principal executive offices)	60015 (zip code)

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

EXPLANATORY NOTE

    In consultation with its professional accounting advisors, the Company is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2000 to amend the Company's financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect the reclassification of certain tax benefits from employee stock option exercises, equal to $255,000 or $0.02 of earnings per diluted share, from income tax expense to additional paid-in capital.

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

OPTION CARE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	September 30, 2000	December 31, 1999
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	26,860	22,697
Inventories, net	1,821	3,608
Other current assets	4,156	4,138

Total current assets	32,837	30,443
Equipment and other fixed assets, net	4,342	4,808
Goodwill, net	25,104	21,395
Other assets	1,420	988

Total assets	$63,703	$57,634

Liabilities and Stockholders' equity
Current liabilities:
Cash overdraft	$1,225	$4,253
Trade accounts payable	4,460	5,747
Other current liabilities	5,924	8,767

Total current liabilities	11,609	18,767
Long-term debt, excluding current portion	14,651	8,448
Other liabilities	803	950
Minority interest	447	163

Total liabilities	27,510	28,328
Stockholders' equity:
Common stock, $.01 par value per share, 30,000 shares authorized, 12,005 and 11,493 shares issued and outstanding in 2000 and 1999, respectively	120	115
Common stock to be issued, 197 and 235 shares in 2000 and1999, respectively	758	740
Other stockholders' equity	35,315	28,451

Total stockholders' equity	36,193	29,306

Total liabilities and stockholders' equity	$63,703	$57,634

See notes to condensed consolidated financial statements.

OPTION CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenue	$35,265	$30,197	$101,183	$88,798
Cost of revenue	21,620	17,512	61,587	52,214

Gross profit	13,645	12,685	39,596	36,584
Selling, general and administrative expenses	9,292	9,312	27,605	27,389
Provision for doubtful accounts	580	582	1,923	1,988
Amortization of goodwill	161	138	475	407

Total operating expenses	10,033	10,032	30,003	29,784

Operating income	3,612	2,653	9,593	6,800
Interest expense	(267)	(239)	(715)	(810)
Other expense, net	(86)	(96)	(278)	(492)

Income before income taxes	3,259	2,318	8,600	5,498
Income tax provision	1,258	982	3,270	2,318

Net income	$2,001	$1,336	$5,330	$3,180

Net income per common share:
Basic	$0.17	$0.12	$0.44	$0.28

Diluted	$0.16	$0.11	$0.43	$0.27

Shares used in computing net income per share:
Basic	12,060	11,590	12,060	11,545

Diluted	12,469	12,034	12,473	11,922

See notes to condensed consolidated financial statements.

OPTION CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net income	$5,330	$3,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,217	2,468
Provision for doubtful accounts	1,923	1,988
Other	255	—
Accounts receivable	(4,254)	(157)
Inventory	1,890	274
Accounts payable	(1,301)	(1,731)
Accrued expenses	(934)	(436)
Accrued wages	(323)	1,021
Income taxes payable	(580)	1,050
Change in other current assets and current liabilities	383	(279)

Net cash provided by operating activities	4,606	7,378

Cash flows from investing activities:
Other assets, net	(507)	(391)
Purchases of equipment and other, net	(756)	(436)
Payments for acquisitions, net of cash acquired	(6,777)	(1,851)

Net cash used in investing activities	(8,040)	(2,678)

Cash flows from financing activities:
(Decrease) increase of cash overdraft	(3,067)	1,851
Retirement of previous debt facility	—	(21,800)
Net borrowing on revolving credit agreement	2,466	10,942
Net borrowing on acquisition line	3,800	—
Payments on capital leases	(112)	(163)
Payments of other long-term debt	(19)	(52)
Proceeds from issuance of stock	366	857

Net cash provided by (used in) financing activities	3,434	(8,365)

Net decrease in cash and cash equivalents	—	(3,665)
Cash and cash equivalents, beginning of period	—	3,665

Cash and cash equivalents, end of period	$—	$—

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

4.  Earnings Per Share Data

    The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Basic:
Net income	$2,001	$1,336	$5,330	$3,180

Average shares outstanding	12,060	11,590	12,060	11,545
Basic earnings per share	$0.17	$0.12	$0.44	$0.28

Diluted:
Net income	$2,001	$1,336	$5,330	$3,180

Average shares outstanding	12,060	11,590	12,060	11,545
Net effect of dilutive stock options—based on the treasury stock method	409	444	413	377

Total diluted shares	12,469	12,034	12,473	11,922

Diluted earnings per share	$0.16	$0.11	$0.43	$0.27

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

	Three months ended September 30, 2000			Three months ended September 30, 1999
	Infusion & Services	Specialty Pharmacy	Total	Infusion & Services	Specialty Pharmacy	Total
Net sales to external customers	25,086	10,179	35,265	22,504	7,693	30,197
Inter-segment net sales	—	2,151	2,151	—	637	637
Gross profit	12,238	1,407	13,645	11,321	1,364	12,685
Operating income	2,856	756	3,612	1,949	704	2,653
Total assets	59,505	4,198	63,703	53,674	3,212	56,886
	Nine months ended September 30, 2000			Nine months ended September 30, 1999
	Infusion & Services	Specialty Pharmacy	Total	Infusion & Specialty	Specialty Pharmacy	Total
Net sales to external customers	72,963	28,220	101,183	66,752	22,046	88,798
Inter-segment net sales	—	5,548	5,548	—	2,005	2,005
Gross profit	35,639	3,957	39,596	33,183	3,401	36,584
Operating income	7,714	1,879	9,593	5,236	1,564	6,800

    In the third quarter of 2000, the Company reclassified Human Growth Hormone operations from the Company's Michigan location from infusion and services segment into the specialty pharmacy segment. The revenue reclassified was $1,980 and $1,098 for the first quarter of 2000 and 1999, respectively and $2,473 and $904 for the second quarter of 2000 and 1999, respectively. Reclassifications for gross profit and operating profit related to this revenue had no material impact.

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

    Total revenue for the three months ended September 30, 2000 was $35,265, which was $5,068 or 16.8% higher than the $30,197 reported for the three months ended September 30, 1999. The revenue for the three months ended September 30, 2000 represents the seventh consecutive quarter of revenue growth and represents an all time high of revenue for a quarter in the Company's 21 years of existence. The three-month period ended September 30, 2000 also represents the third straight quarter of over 10% growth in revenue for the Company.

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

    Gross profit margin for the third quarter of 2000 was 38.7%, a decline of 3.3% from the gross profit margin of 42.0% in the third quarter of 1999. The gross profit margin realized in the third quarter of 2000 for infusion therapy was 42.0%, representing a decline of 1.2% from the 43.2% margin realized in the third quarter of 1999. The decline was due in part to a shift in the mix of infusion therapies made during the quarter. Year-to-date 2000 gross margin as compared to year-to-date 1999 gross margin for infusion therapy declined for the same reasons as the quarterly margin decline. Royalty revenue has no direct cost of goods associated with it, rather costs incurred to derive this type of revenue are captured as part of selling, general and administrative expenses. Gross margin for product sales has increased slightly for both the three-month and nine month periods ended September 30, 2000 as compared to corresponding periods in 1999.

    Specialty pharmacy gross margin in third quarter of 2000 declined to 13.8% from 17.7% realized in the third quarter of 1999 due to the higher level of sales during the quarter of human growth hormone (HGH) which has a lower margin than other specialty pharmaceuticals. Currently, the Company sells approximately 35 different specialty pharmaceuticals products through the OptionMed division and the margin for HGH is one of the lowest margin providers. Year-to-date 2000 gross margin as compared to year-to-date 1999 gross margin for specialty pharmacy declined for the same reasons as the quarterly margin decline.

OPERATING EXPENSES—

	Three Months Ended September 30,				Nine Months Ended September 30,
	2000	% of revenue	1999	% of revenue	2000	% of revenue	1999	% of revenue
S,G & A expenses	$9,292	26.3%	$9,312	30.8%	$27,605	27.3%	$27,389	30.8%
Provision for doubtful accts	580	1.6%	582	1.9%	1,923	1.9%	1,988	2.2%
Amortization of goodwill	161	0.6%	138	0.5%	475	0.5%	407	0.5%

Total operating expenses	$10,033	28.5%	$10,032	33.2%	$30,003	29.7%	$29,784	33.5%

Increase over prior period	$1	0.0%			$219	0.7%

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

    In addition, the growth percentage of S,G & A expenses was less than the revenue growth realized by the Company resulting in a percentage of S,G & A to revenue decline quarter over quarter, from 30.8% in the third quarter of 1999 to 26.3% in the third quarter of 2000. The decline represents the third consecutive quarter in 2000 that the percentage of S,G & A expenses to revenue for the quarter has declined over the percentage realized for the prior year quarter. The continuing decline in the percentage of operating expenses to revenue reflects continued sustained productivity improvements and the favorable impact on operating expenses of the change in revenue mix to increased specialty pharmacy revenue.

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

INCOME TAXES—

    The effective income tax rate for the third quarter of 2000 was 38.6%, which represents a decline from the third quarter of 1999's effective income tax rate of 42.4%. Such decline was due to the deductibility of certain items during the third quarter of 2000. Year-to-date, the effective income tax rate of 38.0% for 2000 also represents a decline from the effective income tax rate of 42.2% for 1999, due to the same reason.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)—

	Three Months Ended September 30,			Nine Months Ended September 30,
	2000	1999	Increase (Decrease)	2000	1999	Increase (Decrease)
Net income	$2,001	$1,336	49.8%	$5,330	$3,180	67.6%
Interest expense	267	239	11.7%	715	810	(11.7)%
Income taxes	1,258	982	28.1%	3,270	2,318	41.1%
Depreciation and amortization	589	521	13.1%	1,742	2,061	(15.5)%
Goodwill amortization	161	138	16.7%	475	407	16.7%

EBITDA	$4,276	$3,216	33.0%	$11,532	$8,776	31.4%

Growth over prior period	$1,060			$2,756

    EBITDA of $4,276 for the third quarter of 2000 represents an increase of $1,060, or 33.0% over the third quarter of 1999. Year-to-date, EBITDA for the nine months ended September 30, 2000 of $11,532, represents an increase of $2,756 or 31.4%.

EARNINGS PER SHARE—

    As a result of the above noted increases, the Company reported earnings per diluted share of $0.16 for the third quarter of 2000, an increase of $0.05, or 45.5%, over the $0.11 earnings per diluted share for the same period in 1999. Earnings per diluted share also increased by $0.02, or 14.3%, over the $0.14 earning per diluted share realized in the second quarter of 2000. For the nine months ended

September 30, 2000, earnings per diluted share of $0.43 represents an increase of $0.16, or 59.3%, from $0.27 for the comparable period in 1999.

    In addition, diluted shares during the third quarter of 2000 increased from 12,034 at the end of the third quarter 1999 to 12,469 at September 30, 2000, an increase of 435, or 3.6%, due to the exercise of options, the issuance of shares as part of contingency payments made for acquisitions made in 1996 and 1997 and the effect of the market price of the Company's stock. The year-to-date 2000 diluted shares of 12,473 increased as compared to year-to-date 1999 of 11,922, an increase of 551, or 4.6%.

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

OPTION CARE, INC.
Date: March 12, 2001	By:	/s/ CARLA M. PONDEL Carla M. Pondel Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number
3.1	Certificate of Incorporation of the Registrant, together with Certificate of Amendment thereto filed February 18, 1992. Filed as Exhibit 3(a) to the Company's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
3.2
Certificate of Amendment to Certificate of Incorporation of the Registrant filed March 25, 1992. Filed as Exhibit 3(c) to the Company's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
3.3	Restated By-laws of the Registrant dated June 1, 1994. Filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ending December 31, 1994 and incorporated by reference herein.
27	Financial Data Schedule*
*	previously filed

QuickLinks

EXPLANATORY NOTE
INDEX
OPTION CARE INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
PART I. FINANCIAL INFORMATION
OPTION CARE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share amounts)
OPTION CARE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
OPTION CARE, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (In thousands, except per share amounts) September 30, 2000
SIGNATURE
Exhibit Index