Form 10-K
period 2000-12-31
OPTION CARE INC/DE
filed 2001-03-29
CIK 884064

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 2001 was approximately $49,156,000 (based on closing sale price of $8.125 per share as reported by the Nasdaq National Market and published in the Wall Street Journal.) Solely for purposes of the foregoing calculation of aggregate market value of voting stock held by non-affiliates, the registrant has assumed that all Directors and executive officers of the registrant are affiliates of the registrant. Such assumption shall not be deemed as determination by the registrant that such persons are affiliates of the registrant for any purposes.

    The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 15, 2001 was approximately 12,299,862.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the 2001 Annual Shareholders' Meeting are incorporated by reference into Items 10-13 in
Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               OPTION CARE, INC.
                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                          --------
PART I:
Item 1.     Business....................................................      3
Item 2.     Properties..................................................     11
Item 3.     Legal Proceedings...........................................     11
Item 4.     Submission of Matters to a Vote of Security Holders.........     11
Item 4(A).  Executive Officers of Registrant............................     11

PART II:
Item 5.     Market for the Registrant's Common Equity and Related
            Stockholders Matters........................................     13
Item 6.     Selected Financial Data.....................................     14
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     15
Item 7(A).  Quantitative and Qualitative Disclosures About Market
            Risk........................................................     21
Item 8.     Financial Statements and Supplementary Data.................     21
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     21

PART III:
Item 10.    Directors and Executive Officers of the Registrant..........     21
Item 11.    Executive Compensation......................................     21
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     21
Item 13.    Certain Relationships and Related Transactions..............     21

PART IV:
Item 14.    Exhibits, Financial Statement Schedule, and Reports on Form
            8-K.........................................................     22

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by Option Care with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by Option Care) contains statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures and the effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, Option Care. These risks and uncertainties include, but are not limited to, uncertainties affecting businesses of Option Care and its franchisees relating to acquisitions and divestitures (including continuing obligations with respect to completed transactions), sales and renewals of franchises, government and regulatory policies (including federal, state and local efforts to reform the delivery of and payment for healthcare services), general economic conditions (including economic conditions affecting the healthcare industry in particular), the pricing and availability of equipment and services, technological developments and changes in the competitive environment in which Option Care operates.

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

    Option Care, Inc. provides specialty pharmaceutical products and related services, infusion therapy and other ancillary healthcare services through a national network of 130 company-owned and franchise locations in 32 states. Through our wholly-owned OptionMed-TM- subsidiary, we contract with managed care organizations and physicians to become their specialty pharmacy provider, dispensing and delivering specialized pharmaceuticals, assisting with clinical compliance information and providing pharmacy consulting services. Through our established national network of 130 Option Care locations, we contract with managed care organizations, third party payors, hospitals, physicians and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients' homes or other non-hospital settings. Many of our locations provide other ancillary healthcare services as well, such as nursing, respiratory therapy and durable medical equipment. In addition, our subsidiary, Management by Information, Inc., provides data management products and support services to the infusion and home medical equipment industry.

    Our predecessor company was established in 1979 in Chico, California as a venture between a hospital pharmacist, a retail pharmacist and a local hospital, and began building a franchise network in 1984. Our company was incorporated in Delaware on July 9, 1991. In 1992, we completed the initial public offering of our common stock and became a public company. We are listed on the Nasdaq National Market under the symbol "OPTN."

    As of December 31, 2000, we have 130 Option Care locations operating in 32 states, of which 27 are company-owned and 103 are owned and operated by franchisees. Our principal executive offices are located at 100 Corporate North, Suite 212, Bannockburn, Illinois, 60015 and our telephone number is
(847) 615-1690.

COMPANY STRATEGY

    Option Care plans to continue to investigate expanding, growing and developing our business through (i) selective entry into new geographic markets through alliances, acquisition or start-ups, (ii) expanding the specialty pharmacy and distribution division, OptionMed-TM-, through additional contracts with managed care organizations and biotech pharmaceutical manufacturers, and
(iii) increasing the volume of current therapies and expanding coverage of new therapies and services. To meet our objectives, additional financing sources may be required. We can give no guarantees that such financing will be available or available at an acceptable cost.

OVERVIEW OF OUR BUSINESS LINES

    Option Care's business is divided into two main business segments: specialty pharmacy and infusion and services. Our specialty pharmacy business consists of providing specialty drug distribution and pharmacy consulting services to managed care organizations, third-party payors, physician groups and other providers. Our infusion and services business consists of providing a full range of infusion therapies, care management, and other ancillary services through a national network of company and franchise-owned Option Care locations.

    We offer our portfolio of specialty pharmacy and infusion and related healthcare services to a highly diversified customer base. We currently serve specialty pharmacy clients through our distribution centers in Miami, Florida and Ann Arbor, Michigan. Clients receiving infusion and other related healthcare services are served through our network of 130 offices in 32 states. The following table shows the breakdown of company-owned versus franchise locations for Option Care over the past three years:

                                                                2000       1999       1998
                                                              --------   --------   --------
Company-owned locations.....................................     27         23         24
Franchise locations.........................................    103        117        121
                                                                ---        ---        ---
Total.......................................................    130        140        145
                                                                ===        ===        ===
Number of states with Option Care locations.................     32         34         35

SPECIALTY PHARMACY SERVICES

    Through our company-owned offices in Miami, Florida and Ann Arbor, Michigan, we contract with managed care organizations and physician groups to provide biotech and injectable drugs for administration to patients in physicians' offices and other alternative sites. We also market biotech and injectable drugs and provide pharmacy consulting services directly to physicians, third-party payors and other providers. In January 2000, we repositioned the specialty pharmacy drug distribution business into a separate division doing business as OptionMed-TM-.

INFUSION AND SERVICES

    The infusion and services segment consists of the following: (i) providing infusion and other healthcare services through our 27 company-owned locations,
(ii) managing our network of 103 franchise locations providing infusion services, and (iii) providing data management systems to the infusion and home medical equipment industry.

-  INFUSION AND OTHER HEALTHCARE SERVICES

    Home infusion services provide a safe and cost effective alternative to hospital care. The decision to proceed with alternate site therapies is generally made jointly by the patient, the attending physician and a representative of the Option Care office involved. The decision involves obtaining and evaluating information about the patient's medical history, care environment and insurance coverage, as well as discussing the patient's or caregiver's willingness and ability to participate in the management of care in an alternate site setting.

    For the alternate site patient, Option Care locations compound, dispense and administer pharmaceuticals, sell medical supplies, provide nursing services, train patients and their caregivers, consult with attending physicians, and process reimbursement claims. Some locations also sell and rent durable medical equipment and provide a full menu of home health nursing and therapy services.

    We are committed to providing quality care. We believe that an important measure of quality in the healthcare industry is accreditation by a recognized accrediting body. As of December 31, 2000, a total of 117 or 90% of the franchise and company-owned offices were accredited and a total of 15 or 12% received commendations. Since 1990, all new franchises have been required to apply for accreditation within their first year of operation. Our goal is for all Option Care infusion pharmacies to become accredited.

-  FRANCHISE PROGRAM

    As of December 31, 2000, Option Care had 103 franchise locations, which in addition to our 27 company-owned locations, provide in-home or alternative site infusion therapy and other related services. Any new franchise granted by Option Care provides the franchise owner the authority to own and operate an Option Care office within a granted territory for up to a 5-year term. The initial fee for a start-up franchise is payable by the new franchise owner upon execution of the franchise agreement.

    The exact amount of the initial franchise fee is determined by Option Care based on the population in the territory granted to the franchise owner. Our existing franchise agreements generally provide for royalties on a sliding scale ranging from 9% to 3% of gross cash receipts.

    Each franchised office is required to maintain a licensed pharmacy equipped to compound sterile solutions as prescribed by the patient's physician. Each location operates under a confidential, proprietary system developed by Option Care, which includes initial training as well as procedures for quality assurance.

    Key employees of each franchised office, including the director of pharmacy, director of nursing, and general manager, must complete initial training programs provided by Option Care. In addition to required initial training, we may offer additional programs on selected topics to franchise owners and their employees. Our initial training stresses the importance of responsive service. In addition, we may make available to franchisees additional programs for marketing and operating support services.

    Our franchise agreements require, among other things, that franchise owners utilize Option Care's policies on quality assurance, clinical services and local marketing and obtain specified liability insurance protecting the franchise owner against claims arising from the operation of the franchised business.

-  DATA MANAGEMENT SYSTEMS

    Management by Information, Inc. (MBI) supplies data management products and support services to the infusion and home medical equipment industry through such products as MBI HomeCare 5.0, which was introduced in 1999. MBI specializes in home infusion and home medical equipment software products that are designed with the ability to integrate with other key information systems to provide a seamless business solution to healthcare companies.

    Financial information about our business segments is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K.

REIMBURSEMENT FOR SERVICES

    Most of our patient care service revenue from company-owned offices is derived from third-party payors, such as insurance companies, managed care organizations, self-insured employers, Medicare and state Medicaid programs. Where permitted by law or contract, patients are billed for amounts not reimbursed by third-party payors. Reimbursement from Medicare and Medicaid programs is subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments and governmental funding restrictions, all of which may materially affect payments to home healthcare providers.

    The following table sets forth the approximate percentages of revenue attributable to private and government reimbursement sources for our company-owned offices for the three-year period as indicated:

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               2000       1999       1998
                                                             --------   --------   --------
Private insurance and other private payors.................     84%        82%        75%
Medicare, Medicaid and other governmental programs.........     16%        18%        25%
                                                               ---        ---        ---
    Total..................................................    100%       100%       100%
                                                               ===        ===        ===

SALES AND MARKETING

    Generating patient referrals is vital to the success of Option Care. Our offices are required to employ sales personnel whose primary responsibility is to market Option Care services to potential referral sources. Marketing efforts focus on area hospitals, physicians, managed-care and other payors and case management companies. The active role that general managers and franchise owners typically play in the operation of the business also helps create a focused effort on developing the market for each location.

    We have established a program called Optionet-Registered Trademark-, through which we contract with certain regional and national third-party payors (e.g., insurance companies, managed care organizations and large self-insured employers) so that participating Option Care locations may receive patient referrals. Based on payor preference or requirements, Option Care offices bill the payor directly for services rendered, or Optionet-Registered Trademark-arranges for a third-party billing service to bill the payor for a fee.

    In addition, we have established a new sales program to pursue regional and national managed care contracts and national specialty pharmacy distribution agreements with biotech pharmaceutical manufacturers.

COMPETITION

    The infusion services and specialty pharmacy businesses in which we operate are each highly competitive. The core of our infusion and services segment, our infusion business, participates in the $6 billion alternate-site infusion market. Our company-owned and franchised pharmacy locations compete with other national and regional infusion companies, hospital pharmacies, and independent regional and local pharmacies. The alternate-site infusion market is highly fragmented, with no single player having a dominant market share. Our specialty pharmacy business, OptionMed, participates in the $20 billion pharmaceutical market, of which $4 billion represents specialty pharmacy products. Although no single player is dominant in the market, our OptionMed business competes on a national level against several specialty pharmacy distribution companies, certain of which possess greater capital resources and generate larger revenues than Option Care.

SUPPLIERS

    Option Care's company-owned and participating franchise locations purchase pharmaceuticals and supplies from a preferred list of vendors specified by Option Care. This allows us to obtain volume discount pricing. We may derive revenue through administrative fees received from contracted manufacturers. Neither Option Care nor its franchises have experienced significant difficulty in purchasing pharmaceuticals, supplies or equipment. In the event that current suppliers cease or are unable to sell pharmaceuticals and supplies to our franchises and owned locations, we believe that alternate sources could be located which would adequately meet our needs.

GOVERNMENT REGULATION

    OVERVIEW.

    The healthcare industry is required to comply with many laws and government regulations at both the federal and state levels. Laws and regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Moreover, our business is impacted not only by those laws and regulations that are directly applicable to us, but also by certain laws and regulations that are applicable to our managed care, hospital and other clients. If we fail to comply with the laws and regulations directly applicable to our business, we could suffer civil and/or criminal penalties and we could be excluded from contracting with providers participating in Medicare, Medicaid and other federal and state healthcare programs. If our franchisees fail to comply with the laws and regulations applicable to their businesses, they could suffer civil and/or criminal penalties and/or be excluded from participating in Medicare, Medicaid and other federal and state healthcare programs, which could, indirectly, have an adverse impact on our business.

    Option Care offices are subject to federal, state and local laws (including licensing laws) governing pharmacies, home health agencies, nursing services, health planning and professional conduct. Each Option Care office must be appropriately registered with the United States Food and Drug Administration and the Drug Enforcement Administration, and comply with record keeping and inventory requirements for the dispensing of controlled substances. Although Option Care provides its franchise offices guidance on compliance with regulatory requirements, it is not responsible for such compliance. The failure of an Option Care office to obtain, renew or maintain any required regulatory approvals or licenses could adversely affect that location and could prevent such location from offering services to patients.

    PROFESSIONAL LICENSURE.

    Many of the nurses, pharmacists and other healthcare professionals employed by us are required to be individually licensed or certified under applicable state law. We take steps to ensure that our employees possess all necessary licenses and certifications, and we believe that our employees, including nurses and therapists, comply with all applicable licensure laws.

    PHARMACY LICENSING AND REGISTRATION.

    State laws require that we be licensed as an in-state pharmacy or as an out-of-state pharmacy to certain other states in which we ship prescription drugs. We believe that we substantially comply with all state licensing laws applicable to our business.

    Laws enforced by the Drug Enforcement Administration, as well as some similar state agencies, require our pharmacy locations to individually register in order to handle controlled substances, including prescription drugs. A separate registration is required at each principal place of business where the applicant dispenses controlled substances. Federal and state laws also require that we follow specific labeling and record-keeping requirements for controlled substances. We maintain federal and state controlled substance registrations for each of our facilities that require it, and follow procedures intended to comply with all such record-keeping requirements.

    PRESCRIPTION DRUG MARKETING ACT.

    This federal law exempts many drugs and medical devices from federal labeling and packaging requirements, as long as they are not adulterated or misbranded, and were prescribed by a physician. To the extent that this law applies to us, we believe that we comply with the documentation, record-keeping and storage requirements.

    FRAUD AND ABUSE.

    Various federal laws prohibit the knowing and willful submission of false or fraudulent claims, including claims to obtain payment under Medicare, Medicaid, and other government healthcare programs. The federal anti-kickback statute also prohibits individuals and entities from knowingly and willfully paying, offering, receiving, or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered by Medicare, Medicaid, or other government healthcare programs. The anti-kickback statute is extremely broad and potentially covers many standard business arrangements. Violations can lead to significant criminal and civil penalties, including fines of up to $25,000 per violation, civil monetary penalties of up to $50,000 per violation, assessments of up to three times the amount of the prohibited remuneration, imprisonment, and/or exclusion from participation in Medicare, Medicaid, and other government healthcare programs. The Office of the Inspector General of the U.S. Department of Health and Human Services has published regulations that identify a limited number of specific business practices that fall within safe harbors guaranteed not to violate the anti-kickback statute. We attempt to safe harbor our business relationships. But while not all of our business relationships meet all of the elements of the published safe harbors, conformity with the safe harbors is not mandatory and failure to meet all of the requirements of an applicable safe harbor does not by itself make conduct illegal.

    A number of states have in place statutes and regulations that prohibit the same general types of conduct as those prohibited by the federal laws described above. Some states' anti-fraud and anti-kickback laws apply only to goods and services covered by Medicaid. Other states' anti-fraud and anti-kickback laws apply to all healthcare goods and services, regardless of whether the source of payment is governmental or private.

    In recent years, federal and state government agencies have increased the level of enforcement resources and activities targeted at the healthcare industry. In addition, federal law allows individuals to bring lawsuits on behalf of the government in what are known as QUI TAM or "Whistleblower" actions, alleging false or fraudulent Medicare or Medicaid claims and certain other violations of federal law. The use of these private enforcement actions against healthcare providers and their business partners has increased dramatically in the recent past, in part because the individual filing the initial complaint is entitled to share in a portion of any settlement or judgment.

    We endeavor to conduct our operations in compliance with the applicable fraud and abuse statutes and to stay informed as to evolving regulatory and judicial interpretations of these broad and complex laws. Should we identify any of our practices as being contrary to these laws, we will take appropriate action to address the matter, including, when appropriate, making disclosure to the proper authorities.

    ANTI-REFERRAL LAWS.

    The federal Stark law generally provides that, if a physician or a member of a physician's immediate family has a financial relationship with a healthcare entity, the physician may not make referrals to that entity for the furnishing of designated health services covered under Medicare, Medicaid, or other government healthcare programs, unless one of several specific exceptions applies. For purposes of the Stark law, a financial relationship with a healthcare entity includes an ownership or investment interest in that entity or a compensation relationship with that entity. Designated health services include physical and occupational therapy services, durable medical equipment, home health services, and inpatient and outpatient hospital services. On January 4, 2001, the Health Care Financing Administration published the first phase of a set of final regulations interpreting the Stark law. The effective date of these regulations will be January 4, 2002.

    The federal government will make no payment for designated health services provided in violation of the Stark law. In addition, sanctions for violating the Stark law include civil monetary penalties of up to $15,000 per prohibited service provided and exclusion from any federal, state, or other government healthcare programs. There are no criminal penalties for violation of the Stark law.

    A number of states have in place statutes and regulations that prohibit the same general types of conduct as that prohibited by the federal Stark law described above. Some states' Stark laws apply only to goods and services covered by Medicaid. Other states' Stark laws apply to certain designated healthcare goods and services, regardless of whether the source of payment is government or private.

    We exercise care in structuring our arrangements with physicians to comply with relevant statutes. We believe our business arrangements with physicians comply with the Stark law.

    HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT.

    HIPAA created new health care crimes, and granted authority to the Secretary of the Department of Health and Human Services to impose certain civil penalties. Particularly, the Secretary may now exclude from Medicare any individual with a direct or indirect ownership interest in an entity convicted of health care fraud or excluded from the program. HIPAA encourages the reporting of health care fraud by allowing reporting individuals to share in any recovery made by the government. HIPAA also requires new programs to control fraud and abuse, and new investigations, audits and inspections.

    New crimes under HIPAA include:

    - knowingly and willfully committing a federal health care offense relating to a health care benefit program; and

    - knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false or fraudulent statements in connection with claims and payment for health care services by a health care benefit plan.

These provisions of HIPAA criminalized situations that previously were handled civilly through repayments of overpayments, offsets, and fines. We believe that our business arrangements and practices comply with HIPAA. However, a violation could subject us to penalties, fines, or possible exclusion from Medicare or Medicaid. Such sanctions could reduce our revenues or profits.

    CONFIDENTIALITY.

    Subtitle F of the Health Insurance Portability and Accountability Act of 1996 was enacted to improve the efficiency and effectiveness of the healthcare system through the establishment of standards and requirements for the electronic transmission of certain health information. To achieve that end, the act requires the Secretary of the U.S. Department of Health and Human Services to promulgate a set of interlocking regulations establishing standards and protections for health information systems, including standards for the following:

    - the development of electronic transactions and code sets to be used in those transactions;

    - the development of unique health identifiers for individuals, employers, health plans, and healthcare providers;

    - the security of individual health information;

    - the transmission and authentication of electronic signatures; and

    - the privacy of individually identifiable health information.

    Final rules setting forth standards for electronic transactions and code sets were published on August 17, 2000 and for the privacy of individually identifiable health information on December 28, 2000, both of which apply to health plans, healthcare clearinghouses and healthcare providers who transmit any health information in electronic form in connection with certain administrative and billing transactions. Proposed rules that include standards for unique health identifiers for employers and healthcare providers, as well as standards related to the security of individual health information and the use of electronic signatures have been published. Compliance with the final rules will not be required until at least the fourth quarter of 2002.

    We are currently evaluating the effect of the proposed and final rules published to date and have developed a task force to address the standards set forth in these rules and their effect on our business. Given the fact that not all of the standards have been issued in final form, we cannot estimate at this time the cost of compliance.

    BALANCED BUDGET ACT.

    Each state operates a Medicaid program funded in part by the Federal government. The states may customize their programs within federal limitations. Each state program has its own payment formula and recipient eligibility criteria. In recent years, changes in Medicare and Medicaid programs have resulted in limitations on, and reduced levels of, payment and reimbursement for a substantial portion of health care goods and services. For example, the federal Balanced Budget Act of 1997 (even after the restoration of some funding in 1999) will continue to cause significant reductions in spending levels for the Medicare and Medicaid programs. In Spring of 2000, some state Medicaid agencies reduced their reimbursement rates to correspond to the new AWP prices published by First Data Bank.

    FRANCHISE REGULATION.

    Our franchising operations are subject to Federal Trade Commission (FTC) regulation and state laws that regulate the offer and sale of franchises. We are also subject to a number of state laws that regulate substantive aspects of the relationship between franchisors and franchise owners.

    The FTC's Trade Regulation Rule on Franchising requires us to furnish prospective franchise owners with a Uniform Franchise Offering Circular containing information prescribed by the Rule. At least 12 states presently regulate the offer and sale of franchises and, in almost all cases, require registration of the franchise offering with state authorities. State laws that regulate the relationship between franchisors and franchise owners presently exist in a substantial number of states. Such laws regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchise owners in good faith, prohibiting interference with the right of free association among franchise owners, and limiting the imposition of standard charges, royalties or fees. These laws have not precluded us from seeking franchise owners in any given area and have not had a significant effect on our operations.

    We are not aware of any pending franchise legislation that in its view is likely to significantly affect our operations. We believe that our operations comply substantially with the FTC Rule and applicable state franchise laws.

SERVICE MARKS

    We have registered with the federal government OPTION
CARE-Registered Trademark-, among others, as a service mark. We believe that this service mark is becoming increasingly recognized by many referral sources as representing a reliable, cost-effective source of pharmaceutical services. We believe that the use of this service mark does not violate or otherwise infringe on the rights of others.

EMPLOYEES

    As of December 31, 2000, we employed 732 persons on a full-time basis and 451 persons on a part-time basis. Of our full-time employees, 79 were corporate management and administrative personnel and the remaining 653 were employees of company-owned locations, primarily in clinical, management and administrative positions.

    We consider employee relations to be good. None of our employees are covered by a collective bargaining agreement.

INSURANCE

    We currently maintain insurance for general and professional liability claims in an aggregate amount that we believe to be sufficient given the nature of our business. In addition, we maintain insurance for vicarious liability of Option Care and for the acts and omissions of its franchises. We also require each franchise to maintain general liability and professional liability insurance on each of its professionals, covering both the franchise and Option Care, at coverage levels that we believe to be sufficient. These policies provide coverage on a claims-made or occurrence basis and have certain exclusions from coverage. These insurance policies must generally be renewed annually. There can be no assurance that insurance coverage will be adequate to cover liability claims that may be asserted against us or that adequate insurance will be available in the future at acceptable cost. To the extent that liability insurance is not adequate to cover liability claims against us, we will be responsible for the excess.

ITEM 2. PROPERTIES

    Our executive offices, located at 100 Corporate North, Suite 212, Bannockburn, Illinois, 60015, consist of approximately 18,845 square feet of leased space.

    At December 31, 2000, we had facilities located in Little Rock, AR, Bullhead City, AZ, Chico, Corona, Hemet, Victorville and Vista, CA, Englewood and Grand Junction, CO, Jacksonville, Miami and Tampa, FL, Ann Arbor and Coopersville, MI, Columbia and Jefferson City, MO, Grand Island, Lincoln and Omaha, NE, Milford, OH, Oklahoma City, OK, Bethlehem and Horsham, PA, Houston and Rockwall, TX, Sterling, VA and Bellingham, Everett, Kennewick and Sedro Woolley, WA. All of these offices are leased, with remaining terms ranging from one month to five years. These locations consist of approximately 183,560 square feet in total. The owned offices are in good condition, well maintained, and are adequate to fulfill our operational needs for the foreseeable future.

    All locations listed produce infusion and services segment revenues with the exception of Corona, CA and Jacksonville, FL, which do not have current operations. In addition, the specialty pharmacy segment revenues are generated from our Miami, FL and Ann Arbor, MI locations.

ITEM 3. LEGAL PROCEEDINGS

    Option Care is party to certain legal proceedings incidental to our business. We do not believe that the outcome of such legal proceedings will have a material adverse impact on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders through the solicitation of proxies, or by any other means during the fourth quarter of the fiscal year ended December 31, 2000.

ITEM 4(A). EXECUTIVE OFFICERS

    The names, ages and positions of the executive officers of Option Care are set forth below. Executive officers of Option Care serve at the discretion of the Board of Directors.

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Dr. John N. Kapoor........................     57      Chairman of the Board and Chief Executive
                                                       Officer

Rajat Rai.................................     34      President, Chief Operating Officer

Cathy Bellehumeur.........................     50      Senior Vice President, Secretary,
                                                       Corporate Compliance Officer and General
                                                       Counsel

Carla M. Pondel...........................     36      Chief Financial Officer

    All executive officers are elected annually and serve for a one-year term. There are no family relationships between any of Option Care's executive officers and Directors and there are no arrangements or understandings between any of the executive officers and any other person pursuant to which the executive officer was selected as an officer.

    John N. Kapoor, Ph.D., is currently Option Care's Chairman of the Board and Chief Executive Officer. He has been Chairman of the Board of Directors since October 1990 and has served as Chief Executive Officer since June 2000. Previously, he served as Chief Executive Officer from August 1993 to April 1996 and served as President from August 1993 through October 1993 and from January 1995 through February 1996. Dr. Kapoor also served as Chief Executive Officer and President from March 1991 to May 1991. In addition, Dr. Kapoor is President of E. J. Financial Enterprises, Inc., a position he has held since April 1990. From June 1982 to April 1990, Dr. Kapoor held several positions with Lyphomed, Inc., including Chairman, Chief Executive Officer and President. Dr. Kapoor is also a Director of Integrated Surgical Systems, Inc. and First Horizon Pharmaceutical Corporation and the Chairman of the Board and Director for each of Akorn, Inc., NeoPharm, Inc. and Introgen Therapeutics, Inc. Dr. Kapoor received his Ph.D. in medicinal chemistry from the State University of New York and a B.S. in pharmacy from Bombay University.

    Mr. Rajat Rai has been President since June 2000 and Chief Operating Officer since August 1999. He had previously been Executive Vice President of Option Care Enterprises, Inc. since October 1998. Mr. Rai has been with Option Care since August 1992, and has served in many positions ranging from Senior Vice President to General Manager and has held a variety of finance positions. Prior to joining Option Care, he received his M.B.A. in Finance from Wayne State University and also holds a B.S. in Mechanical Engineering from Regional Engineering College in Warangal, India.

    Ms. Cathy Bellehumeur has been Secretary and General Counsel since
February 1994, a Vice President since March 1994, Corporate Compliance Officer since May, 1995 and Senior Vice President since January 1997. Prior to joining Option Care, Ms. Bellehumeur was an attorney in private practice with Godfrey & Cahn, S.C., Milwaukee, Wisconsin from May 1987 to August 1991 and with Ross & Hardies, Chicago, Illinois from August 1991 to January 1994. Ms. Bellehumeur graduated Magna Cum Laude from Marquette University Law School and also has a Masters Degree in Education.

    Ms. Carla M. Pondel has been Chief Financial Officer since October 2000. Prior to joining Option Care, she was Treasurer of PathoGenesis Corporation and held various finance and accounting positions of increasing responsibility with Baxter International Inc. and a spin-off company, Caremark International Inc. Ms. Pondel has a B.S. in Accountancy from the University of Illinois at Champaign-Urbana, a M.B.A. in Finance and Marketing from the J. L. Kellogg Graduate School of Management at Northwestern University and is a Certified Public Accountant.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Option Care is traded on the Nasdaq National Market under the symbol "OPTN". The following table shows the high and low sales prices for our Common Stock for the periods indicated.

CALENDAR QUARTER                                                HIGH       LOW
----------------                                              --------   --------
2000
First Quarter...............................................   $8.75      $2.75
Second Quarter..............................................   $8.06      $4.50
Third Quarter...............................................   $7.38      $4.94
Fourth Quarter..............................................   $7.75      $5.50

1999
First Quarter...............................................   $5.88      $1.00
Second Quarter..............................................   $3.50      $1.50
Third Quarter...............................................   $5.00      $2.69
Fourth Quarter..............................................   $4.00      $2.63

    As of March 15, 2001, there were approximately 249 holders of record of Option Care's Common Stock. The closing price of Option Care's Common Stock on March 15, 2001 was $8.125 per share, as reported by the Nasdaq National Market.

    Option Care did not pay cash dividends in 2000 or 1999. The payment of dividends is restricted under our existing credit facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 to Option Care's Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents our selected consolidated financial data for each of the five years in the period ended December 31, 2000. The selected consolidated financial data reflects our acquisitions, all of which were accounted for using the purchase method of accounting, except for the September 19, 1996 acquisition of Addison Home Care, Inc., subsequently renamed Option Care of Oklahoma, Inc., which was treated as a pooling of interest. This summary should be read in conjunction with our Consolidated Financial Statements and Notes thereto, contained elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              2000       1999       1998       1997       1996
                                            --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue:
  Infusion & services.....................  $102,231   $ 90,522   $ 93,770   $ 93,323   $ 71,093
  Specialty pharmacy......................    39,043     29,927     21,170      7,170         --
                                            --------   --------   --------   --------   --------
    Total revenue.........................   141,274    120,449    114,940    100,493     71,093
                                            --------   --------   --------   --------   --------
Cost of revenue:
  Cost of goods sold......................    68,197     53,864     51,366     36,875     22,160
  Cost of services provided...............    19,588     16,890     17,743     20,634     12,919
                                            --------   --------   --------   --------   --------
    Total cost of revenue.................    87,785     70,754     69,109     57,509     35,079
                                            --------   --------   --------   --------   --------
Gross profit..............................    53,489     49,695     45,831     42,984     36,014
Operating expenses:
  Selling, general and administrative.....    37,444     36,888     37,853     34,623     26,795
  Provision for doubtful accounts.........     2,297      2,970      4,936      5,750      1,861
  Amortization of goodwill................       674        553        504        386        960
  Asset write-offs and other charges......        --         --         --      3,902     24,164
                                            --------   --------   --------   --------   --------
      Total operating expenses............    40,415     40,411     43,293     44,661     53,780
                                            --------   --------   --------   --------   --------
Operating income (loss)...................    13,074      9,284      2,538     (1,677)   (17,766)
Other expense, net........................    (1,154)    (1,528)    (2,387)    (1,660)      (192)
                                            --------   --------   --------   --------   --------
Income (loss) before income taxes.........    11,920      7,756        151     (3,337)   (17,958)
Provision (benefit) for income taxes......     4,465      3,129        842     (1,240)     2,298
                                            --------   --------   --------   --------   --------
Net income (loss).........................  $  7,455   $  4,627   $   (691)  $ (2,097)  $(20,256)
                                            ========   ========   ========   ========   ========
Net income (loss) per common share:
  Basic...................................  $   0.61   $   0.40   $  (0.06)  $  (0.19)  $  (1.93)
                                            ========   ========   ========   ========   ========
  Diluted.................................  $   0.60   $   0.39   $  (0.06)  $  (0.19)  $  (1.93)
                                            ========   ========   ========   ========   ========
Shares used in computing net income (loss)
  per common share:
  Basic...................................    12,135     11,483     11,071     10,879     10,494
                                            ========   ========   ========   ========   ========
  Diluted.................................    12,488     11,926     11,071     10,879     10,494
                                            ========   ========   ========   ========   ========

CONSOLIDATED BALANCE SHEET DATA:

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
                                                   2000       1999       1998       1997       1996
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Trade accounts receivable, net.................  $28,845    $22,697    $23,544    $34,138    $20,558
Working capital................................   20,994     11,676     19,796     25,901     21,458
Intangible assets, net.........................   27,025     22,067     20,060     19,895      9,832
Total assets...................................   66,825     57,634     59,392     68,639     44,041
Total long-term debt...........................   12,784      8,590     22,358     29,115     12,461
Stockholders' equity...........................   38,668     29,306     23,739     23,402     23,540

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Option Care provides specialty pharmaceutical products and related services, infusion therapy and other ancillary healthcare services through a national network of 130 company-owned and franchise offices in 32 states. We derive our revenue from two product line segments: specialty pharmacy and infusion and services. Our specialty pharmacy business consists of providing specialty drug distribution and pharmacy consulting services to managed care organizations, third-party payors, physician groups and other providers. Our infusion and services business consists of providing a full range of infusion therapies, care management, medical equipment, data management, and other ancillary services through a national network of company-owned and franchise-owned Option Care locations.

    Option Care's revenues are derived from two distinct segments: (i) infusion and services, and (ii) specialty pharmacy. The infusion and services segment primarily generates revenues by providing infusion and other healthcare services, through royalties due from Option Care franchises, and from sales and support of the software products created by our wholly-owned subsidiary, Management by Information, Inc. The specialty pharmacy segment generates revenue through dispensing and delivering biotech and injectable pharmaceuticals to patients and physicians in a variety of settings. Summarized information about our revenues in each segment is provided below.

                                                        % OF                  % OF                  % OF
                                             2000      TOTAL       1999      TOTAL       1998      TOTAL
                                           --------   --------   --------   --------   --------   --------
                                                                   (IN THOUSANDS)
Revenue:
  Infusion and services:
    Infusion therapy & other healthcare
      services...........................  $ 90,523     64.1%    $ 78,686     65.3%    $ 74,949     65.2%
    Royalty fees.........................     8,795      6.2%       8,702      7.2%       8,700      7.6%
    Product sales & other................     2,913      2.1%       3,134      2.6%      10,121      8.8%
  Total infusion and services............   102,231     72.4%      90,522     75.1%      93,770     81.6%
  Specialty pharmacy.....................    39,043     27.6%      29,927     24.9%      21,170     18.4%
                                           --------    -----     --------    -----     --------    -----
Total revenue............................  $141,274    100.0%    $120,449    100.0%    $114,940    100.0%

    The majority of our revenues are generated from managed care contracts and other agreements with commercial payors. However, approximately 16% of our 2000 revenues were derived from government programs, such as Medicare and Medicaid. As a provider of specialty pharmacy and other healthcare services, our revenues and growth prospects are affected by trends and developments in governmental healthcare spending. Material changes in the rates or methods of government reimbursements to us for products and services could affect our revenues and overall future financial performance.

    Our gross profit is largely controlled by our ability to negotiate profitable managed care contracts, and by our ability to leverage our size to purchase pharmaceutical products at comparatively low prices. However, recent government investigations into how the average wholesale price ("AWP") for certain pharmaceuticals are determined could result in reduced pricing and margins on certain drugs that we currently supply. Various federal and state governmental agencies have been investigating whether the AWP of many drugs is an appropriate or accurate measure of market prices from which governmental payors determine how much they reimburse for the drug. Many governmental payors pay us for some drugs based on that drug's AWP, or at a percentage off AWP. In addition, we have also contracted with a number of private payors to sell at AWP or at a percentage discount off AWP.

    AWP for most drugs is compiled and published by private companies. First DataBank, Inc. is one of these companies. It has been reported that there are currently several lawsuits pending against manufacturers of certain drugs. These government investigations and lawsuits involve allegations that manufacturers have misrepresented the actual selling price of certain drugs to First DataBank. First DataBank has announced that it will base AWP on market prices certified by the manufacturer. First DataBank has published a Market Price Survey that reduces the AWP significantly for a number of the products Option Care currently supplies to patients. We cannot predict the eventual results of these investigations, nor the changes made in AWP by First DataBank.

    If a reduced set of average wholesale prices became the standard by which we are reimbursed by government payors or private payors, this could have a material adverse effect on our business, financial condition, and results of operations, including reducing the pricing and margins on certain of our products. In addition, there are currently various proposals under development to enact healthcare reform on national, state and local levels. It is not possible at this time to predict the cash flow impact, if any, which any such changes may have on Option Care or any other providers of home healthcare services.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

REVENUE--

    Our net revenues increased by 17.3% from $120.5 million in 1999 to $141.3 million in 2000. The $20.8 million of revenue growth during 2000 was primarily in infusion therapy and specialty pharmacy. Approximately $11.8 million, or 15.0% of such increase was attributable to infusion therapy and other healthcare services revenue, of which approximately $3.7 million was due to business acquisitions completed at various dates in 2000 in the cities of Bellingham, WA, Sterling, VA and Hemet, CA. The remaining $8.1 million increase during 2000 was due to same store sales growth over 1999. Specialty pharmacy revenues increased 30.5%, or $9.1 million, primarily due to new managed care contracts, improved marketing of existing products and services and distribution of new products. Royalty revenues increased by 1.1% due to same store growth within our franchise network.

GROSS PROFIT--

    Option Care's 2000 gross profit of $53.5 million represented an increase of $3.8 million, or 7.6%, over 1999. This increase can be directly attributed to the $20.8 million year-to-year increase in net revenues. However, the overall gross profit percentage decreased from 41.3% in 1999 to 37.9% in 2000. This decrease is due to the stronger growth of the specialty pharmacy segment relative to the infusion and services segment. The specialty pharmacy segment markets higher cost, lower margin injectables and other pharmaceutical products, and therefore generates a lower gross profit percentage than our infusion and services segment. The specialty pharmacy segment gross profit percentage in 2000 was 13.7%, as compared to a gross profit percentage of 47.1% for infusion and services. The faster 2000 growth rate of the specialty pharmacy segment over the infusion and services segment accounts for Option Care's overall decline in gross profit percentage. The 1999 specialty pharmacy segment gross profit percentage was 15.5%, while the infusion and services segment gross profit percentage was 49.8%. For both segments, the year-to-year decrease was due to an increase in higher cost, lower margin pharmaceutical product sales.

OPERATING EXPENSES--

    Total 2000 operating expenses of $40.4 million were virtually equal to 1999 operating expenses of $40.4 million. This fact, combined with our $20.8 million increase in revenues, resulted in operating expenses declining to 28.6% of revenue in 2000 compared to 33.6% in 1999. There are several reasons for this decline in percentage. The increase in revenues in 2000 over 1999 came primarily from within our existing operations and facilities. Therefore, we incurred no direct increase in overhead expenses resulting from the increase in revenues. Also, while administrative wages and related costs increased by $2.1 million, this increase was offset by reductions in other general and administrative expenses. Our provision for doubtful accounts decreased by $0.7 million, from 2.5% of revenues in 1999 to 1.6% in 2000. Goodwill amortization expense increased by $121 thousand due to additional goodwill resulting from our 2000 acquisitions and additional payments on our 1996 and 1997 acquisitions.

INTEREST EXPENSE--

    Interest expense in 2000 was $1.0 million, which was equal to the $1.0 million in 1999. In 2000, positive operating cash flows of $7.8 million from continuing operations were offset by payments for acquisitions of $7.6 million, which consists of $4.2 million for new businesses and $3.4 million for additional payments on 1996 and 1997 acquisitions. This resulted in a similar average credit line borrowing balance between the two years, and thus similar interest expense.

INCOME TAXES--

    Income taxes were provided for at a 37.5% rate in 2000 compared to 40.3% in 1999. The reduction in the income tax rate in 2000 versus 1999 was due to a re-evaluation of our overall state tax liabilities, as well as from the favorable resolution of various tax matters previously reserved for as potential liabilities.

EARNINGS PER SHARE--

    As a result of the foregoing, Option Care recorded net income of $7.5 million in 2000, which represents an increase of $2.8 million over 1999. Net income equaled 5.3% of revenues in 2000 compared to 3.8% of revenues in 1999. As a result of the increase in net income, earnings per diluted share increased to $0.60 in 2000 versus $0.39 in 1999. The increase in earnings per share that resulted from our increase in net income was offset by a 4.7% increase in diluted shares outstanding. This increase was mostly due to the issuance of new shares of stock for three purposes: (i) payment of stock earnouts under the terms of 1996 and 1997 acquisitions agreements;
(ii) exercise of non-qualified stock options by employees and former employees; and (iii) issuance of shares to employees who participated in our 1999 Employee Stock Purchase Plan.

1999 COMPARED TO 1998

REVENUE--

    Revenue for the year ended December 31, 1999 was $120.4 million, an increase of $5.5 million, or 4.8%, over 1998. Revenues from our specialty pharmacy segment increased $8.8 million, or 41.2%, due to an increased focus on marketing and growing this segment. Revenues from our infusion and services segment declined by $3.2 million, or 3.5%, due primarily to our decision, made in the second and third quarters of 1998, to terminate participation under contracts to perform network management services. Within the infusion and services segment, revenues from infusion therapy and other healthcare services increased
$3.8 million, or 5.1% due to same-store growth realized by our owned offices. Royalty revenues remained virtually unchanged, as same store growth within our franchise network compensated for a slight reduction in the total number of franchise locations in 1999 versus 1998. Product sales and other revenue of $3.1 million in 1999 consisted mainly of sales of software made through our wholly owned subsidiary, Management by Information, Inc. Excluding the revenue recognized during 1998 under the terminated network management contracts, product sales and other revenue in 1999 increased by $0.6 million as Management by Information (MBI) successfully rolled out its MBI HomeCare 5.0 software during 1999.

GROSS PROFIT--

    Gross profit of $49.7 million for 1999 represented an increase of $3.9 million, or 8.4%, from the $45.8 million realized in 1998. Our gross profit margin for 1999 increased to 41.3% compared to 39.9% in 1998 due primarily to a 4.7% increase in the gross profit of the specialty pharmacy segment, from 10.8% in

1998 to 15.5% in 1999. Improved managed care contract pricing and reduced cost of pharmaceuticals due to volume discounts were the reasons for this improvement. Our infusion and services segment experienced a 3.4% improvement in gross profit margin in 1999 over 1998. This was mostly due to termination of our participation under network management service contracts in the second and third quarters of 1998. The revenues generated in 1998 under these contracts provided little or no gross margin on over $6 million of network management revenue.

    During the first quarter of 1999, we changed our methodology for reporting gross profit. Costs deemed to be directly related to the production of revenues, such as pharmacy and nursing, remained in the cost of service, while all other costs, previously reported as patient care services operations were reclassified into selling, general and administrative. We determined that the new method of reporting was more appropriate and provided a better indication of the actual gross profit provided by the revenue. Certain amounts from prior years have been reclassified to conform to the 1999 presentation.

OPERATING EXPENSES--

    Operating expenses for 1999 declined by $2.9 million, or 6.7%, to $40.4 million from $43.3 million in 1998. Operating expenses as a percentage of revenue declined from 37.7% in 1998 to 33.6% in 1999. Selling, general and administrative expenses decreased by $1.0 million or 2.5%, primarily due to increased productivity. The provision for doubtful accounts declined by $2.0 million, or 39.8%, due to the strong cash collections realized in 1999 of outstanding accounts receivable. Amortization of goodwill for 1999 was consistent with 1998 amortization.

INTEREST EXPENSE--

    Interest expense declined by $1.4 million, or 58%, as overall debt was reduced from $22.4 million at December 31, 1998 to $8.6 million at December 31, 1999. The decline came in part from our use of cash on hand to reduce debt upon signing the new credit facility in the first quarter of 1999. In the third quarter of 1998, we had discontinued our policy of using excess cash flow to pay down on our revolving credit facility. Once the new credit facility was in place, we re-instituted this policy and used cash on hand to retire debt. In addition, in 1999 we used our operating cash flow of $7.7 million, generated by strong cash collections of outstanding accounts receivable and improved management of accounts payable, to minimize outstanding amounts under our revolving credit facility.

INCOME TAXES--

    Income taxes were provided for at a 40.3% rate reflecting our profitability during 1999. Comparisons to prior year are not meaningful because we settled outstanding audits and recognized additional tax expense in 1998.

EARNINGS PER SHARE--

    As a result of the forgoing, for the full year of 1999, we recorded net income of $4.6 million or 3.8% of revenue, an increase of $5.3 million over the net loss of ($0.7) million recorded in 1998. Earnings per diluted share increased for the year from a loss of $(0.06) in 1998 to $0.39 for 1999, due to the increase in net income, offset by an 855,000 increase, or 7.7%, of diluted shares outstanding. The increase in the diluted shares is due to the 81.5% increase in the market price of our stock at December 31, 1999 compared to December 31, 1998 and to the issuance of shares under certain 1996 and 1997 acquisition agreements.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS--

    As of December 31, 2000 and 1999, Option Care had no cash and cash equivalents. Under the terms of our revolving debt facility, we have the ability to borrow or pay down our existing debt on a daily basis as dictated by our operational cash flows. This allows us to maintain a zero cash position, thereby minimizing our outstanding debt balance and interest expense.

NET CASH FLOWS--

    Net cash flow provided by operations for 2000 was $7.8 million, a small increase from the $7.7 million of cash flow provided by operations in 1999. While net income increased by $2.8 million in 2000 versus 1999, accounts receivable increased by $6.4 million, or 27%, due to the fact that 4th quarter 2000 revenues of $40.1 million exceeded 4th quarter 1999 revenues of $31.7 million by this same 27%. This increase in accounts receivable was partially offset by a $1.4 million decrease in inventory. December 31, 1999 inventories had been increased as a precautionary measure related to Year 2000 planning, and also to obtain favorable price reductions based on volume purchases of certain products. No such temporary inventory increases existed as of December 31, 2000, therefore resulting in a decrease in inventory value compared to the prior year. Changes in other assets and liabilities accounted for the remainder of the year-to-year change in operating cash flows.

    Net cash flow used in investing activities for 2000 was $9.2 million compared to $1.8 million in 1999. The $7.4 million increase was primarily due to $4.2 million in cash payments for 2000 acquisitions. Another $3.4 million related to payment of additional obligations under our 1996 and 1997 acquisition agreements compared to $1.2 million paid in 1999. The remaining increase in cash flow used in investing activities consisted of a $0.3 million increase in capital expenditures and $0.8 million in additions to other assets, which included loan origination fees paid for securing our $15 million term loan, as well as expenditures for development of our OptionMed-TM- web site.

    Net cash flow provided by financing activities was $1.5 million in 2000 versus net cash flow used by financing activities of $9.6 million in 1999, resulting in an $11.1 million variance. Repayments of debt under our revolving credit facility in 1999 due to strong operating cash flows was the reason for the $9.6 million cash flow usage in that year. Payments for our 2000 acquisitions and for obligations related to our 1996 and 1997 acquisitions exceeded our 2000 net operating cash flow. Therefore, the total outstanding obligations under our credit facility increased, resulting in $1.5 million being provided by financing activities.

DEBT FACILITY--

    On February 5, 1999, Option Care entered into a $25 million Loan and Security Agreement with Banc of America Commercial Finance Corporation. This agreement provided for borrowing up to $25 million on revolving loans. On
June 30, 2000, the agreement was amended and restated to increase the total facility to $40 million, consisting of $25 million available on revolving loans, plus $15 million available under term loans. The purpose of the amendment was to allow Option Care the available capital to acquire selected franchises and outside healthcare companies upon approval by the lenders and by our Board of Directors. Under the revised agreement, we may enter into term loans from June 30, 2000 through June 30, 2001. Repayments under these term loans will be made on a four year amortization schedule, with the first payment due July 1, 2001, except that the entire $40 million facility is due to expire in February 2002. We would be subject to early termination fees if the loan were terminated prior to its natural expiration.

    The amended and restated agreement requires Option Care to meet certain financial covenants including, but not limited to: fixed charge coverage ratio; debt ratio; debt to operating cash flow ratio; and limitations on annual capital expenditures. Under this agreement, Option Care is prohibited from declaring any cash dividend on its common stock. We paid a facility fee of $0.2 million when the original agreement was signed in 1999, and paid an additional $0.2 million upon signing the amended and restated agreement on June 30, 2000. Under the facility agreement, Option Care may elect interest rates on the revolving loan ranging from LIBOR plus 2.125%, to the bank's reference rate. Interest on the term loan ranges from LIBOR plus 3.200%, to the bank's reference rate plus 1%.

    Availability under the overall facility is related to percentages of our outstanding accounts receivable and inventory balances, less certain ineligible amounts, as defined within the amended and restated loan and security agreement. The facility is secured by all of the issued and outstanding Common Stock of each of Option Care's subsidiaries. Overall borrowings allowable under the revolving loan portion of the agreement are limited to the lesser of $25 million or the total allowable collateral base.

    We believe that cash flow from operations and amounts available under the existing credit facility will be sufficient to meet the cash needs of the business for the immediate future, including cash repayments due in 2001 under existing term loans. In the event that additional capital is required, management cannot assure that such capital can be obtained on terms acceptable to us.

    There are currently various proposals under development to enact healthcare reform on national, state and local levels. At this time, we cannot predict the cash flow impact, if any, which any such changes may have on providers of home healthcare services and on our franchise and company-owned Option Care offices.

GOODWILL AND OTHER INTANGIBLE ASSETS--

    Net goodwill and other intangible assets increased $4.9 million, to $27.0 million as of December 31, 2000, compared to $22.1 million as of December 31, 1999. The majority of this increase was due to two factors:
(i) goodwill and other intangible assets of $2.7 million resulting from our 2000 acquisition of businesses in Bellingham, WA, Hemet, CA, Rockwall, TX, and Sterling, VA; and (ii) additional goodwill of $3.0 million resulting from payments of additional consideration to former owners of businesses we acquired in 1996 and 1997, per the applicable purchase agreements. Intangible assets represent 40.4% of Option Care's total assets as of December 31, 2000 compared to 38.3% as of December 31, 1999. This increase was the result of the 2000 acquisitions referenced above. As a percentage of total stockholders' equity, intangible assets declined from 75.3% as of December 31, 1999 to 69.9% as of December 31, 2000. This change was primarily due to Option Care's strong 2000 net income of $7.5 million, as well as the issuance of $1.9 million of new common stock, both of which increased total stockholders' equity.

QUARTERLY INFORMATION

    Below is a summary of unaudited consolidated quarterly financial information for the years ended December 31, 2000 and 1999. Certain amounts from 1999 have been reclassified from previously published amounts.

                                    QUARTER
             (ALL NUMBERS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

2000:                                                      FIRST      SECOND     THIRD      FOURTH
-----                                                     --------   --------   --------   --------
Revenue.................................................  $32,771    $33,150    $35,265    $40,088
Gross profit............................................   13,058     12,896     13,645     13,890
Income before income taxes..............................    2,596      2,749      3,259      3,316
Net income..............................................    1,610      1,722      2,001      2,122
Basic earnings per share................................  $  0.14    $  0.14    $  0.17    $  0.17
                                                          -------    -------    -------    -------
Diluted earnings per share..............................  $  0.13    $  0.14    $  0.16    $  0.17
                                                          -------    -------    -------    -------

1999:                                                      FIRST      SECOND     THIRD      FOURTH
-----                                                     --------   --------   --------   --------
Revenue.................................................  $29,029    $29,572    $30,197    $31,651
Gross profit............................................   11,661     12,250     12,685     13,099
Income before income taxes..............................    1,315      1,865      2,318      2,258
Net income..............................................      763      1,081      1,336      1,447
Basic earnings per share................................  $  0.07    $  0.09    $  0.12    $  0.12
                                                          -------    -------    -------    -------
Diluted earnings per share..............................  $  0.07    $  0.09    $  0.11    $  0.12
                                                          -------    -------    -------    -------

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements and Financial Statement Schedule in
Part IV, Item 14(a)(1) and (2) of this Annual Report on Form 10-K are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEMS 10. THROUGH 13.

    Information regarding executive officers is contained in Item 4(A) of
Part I of this Report and is incorporated herein by reference. Information on Directors of the Registrant, executive compensation, security ownership of certain beneficial owners and management and certain relationships and related transactions is set forth under the Election of Directors, Security Ownership of Certain Beneficial Owners and Management, Executive Compensation and Certain Transactions with Management and Directors captions of the Registrant's definitive proxy statement for its 2001 Annual Shareholders' Meeting is incorporated herein by reference; provided, however the report of the compensation committee on executive compensation and the stock performance graph shall not be deemed to be so incorporated by reference. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2001 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

    (a)(1) The Consolidated Financial Statements of Option Care and its subsidiaries and independent auditors' reports thereon are included on pages 23 through 42 of this Annual Report on Form 10-K:

                                                                PAGE
                                                              --------
Independent Auditors' Report--Ernst & Young LLP.............     23
Consolidated Balance Sheets--December 31, 2000 and 1999.....     24
Consolidated Statements of Operations--Years Ended December
  31, 2000, 1999, and 1998..................................     25
Consolidated Statements of Stockholders' Equity--Years Ended
  December 31, 2000, 1999, and 1998.........................     26
Consolidated Statements of Cash Flows--Years Ended December
  31, 2000, 1999, and 1998..................................     27
Notes to Consolidated Financial Statements..................     28

  (2) Financial Statement Schedules:
Schedule II--Valuation and Qualifying Accounts..............     42

    All other Schedules are omitted because the required information is not applicable or information is presented in the Consolidated Financial Statements or related notes.

      (3) See Exhibit Index

    (b) Reports on Form 8-K

        On October 26, 2000, we filed a Form 8-K concerning the resignation of Michael A. Siri as Senior Vice President and Chief Financial Officer and the appointment of Carla M. Pondel as Chief Financial Officer.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Option Care, Inc.

    We have audited the accompanying consolidated balance sheets of Option Care, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of Option Care's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Option Care, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects, the information set forth therein.

                                               ERNST & YOUNG LLP

Chicago, Illinois
February 23, 2001

                       OPTION CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 AT DECEMBER 31

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    2000          1999
                                                                  --------      --------
                           ASSETS

Current assets:
  Cash and cash equivalents.................................      $    --       $     --
  Trade accounts receivable, less allowance of $5,092 and
    $4,113, respectively....................................       28,845         22,697
  Current portion of notes receivable, less allowance of $79
    and $119, respectively..................................           91            112
  Inventory, net............................................        2,320          3,608
  Deferred income tax benefit...............................        3,308          2,889
  Prepaid expenses..........................................          631            795
  Other current assets......................................          178            342
                                                                  -------       --------
    Total current assets....................................       35,373         30,443
  Notes receivable, less allowance of $226 and $239,
    respectively............................................           --            121
  Equipment and other fixed assets, net.....................        4,182          4,808
  Goodwill, net.............................................       25,859         21,395
  Other intangible assets, net..............................        1,166            672
  Other long-term assets....................................          245            195
                                                                  -------       --------
    Total assets............................................      $66,825       $ 57,634
                                                                  =======       ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft............................................      $   770       $  3,964
  Current portion of long-term debt.........................          833            142
  Trade accounts payable....................................        5,854          5,747
  Income tax payable........................................          500            623
  Accrued wages and related employee benefits...............        4,033          3,595
  Deferred purchase price liability.........................          216          1,210
  Accrued expenses..........................................        2,173          3,486
                                                                  -------       --------
    Total current liabilities...............................       14,379         18,767
  Long-term debt, less current portion......................       11,951          8,448
  Long-term deferred income tax liability...................          933            714
  Minority interest.........................................          404            163
  Other long-term liabilities...............................          490            236
                                                                  -------       --------
    Total liabilities.......................................       28,157         28,328
                                                                  -------       --------

Stockholders' equity:
  Common stock, $.01 par value, 30,000,000 shares
    authorized, 12,134,961 and 11,492,853 shares issued and
    outstanding, respectively...............................          121            115
  Common stock to be issued, 124,901 and 234,701 shares,
    respectively............................................          352            740
  Additional paid-in capital................................       46,984         44,695
  Accumulated deficit.......................................       (8,789)       (16,244)
                                                                  -------       --------
    Total stockholders' equity..............................       38,668         29,306
                                                                  -------       --------
    Total liabilities and stockholders' equity..............      $66,825       $ 57,634
                                                                  =======       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       OPTION CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                2000       1999       1998
                                                              --------   --------   --------
Revenue:
  Infusion and services:
    Infusion therapy and other healthcare services..........  $ 90,523   $ 78,686   $ 74,949
    Royalty fees............................................     8,795      8,702      8,700
    Product sales and other.................................     2,913      3,134     10,121
  Specialty pharmacy........................................    39,043     29,927     21,170
                                                              --------   --------   --------
    Total revenue...........................................   141,274    120,449    114,940

Cost of revenue:
  Cost of goods sold........................................    68,197     53,864     51,366
  Cost of services provided.................................    19,588     16,890     17,743
                                                              --------   --------   --------
    Total cost of revenue...................................    87,785     70,754     69,109
                                                              --------   --------   --------
Gross profit................................................    53,489     49,695     45,831
Operating expenses:
  Selling, general and administrative expense...............    37,444     36,888     37,853
  Provision for doubtful accounts...........................     2,297      2,970      4,936
  Amortization of goodwill..................................       674        553        504
                                                              --------   --------   --------
    Total operating expenses................................    40,415     40,411     43,293
                                                              --------   --------   --------
Operating income............................................    13,074      9,284      2,538
Other income (expense), net:
  Interest expense..........................................    (1,027)    (1,004)    (2,392)
  Other, net................................................      (127)      (524)         5
                                                              --------   --------   --------
Total other expense, net....................................    (1,154)    (1,528)    (2,387)
                                                              --------   --------   --------
Income before income taxes..................................    11,920      7,756        151
Provision for income taxes..................................     4,465      3,129        842
                                                              --------   --------   --------
  Net income (loss).........................................  $  7,455   $  4,627   $   (691)
                                                              ========   ========   ========
Net income (loss) per common share:
  Basic.....................................................  $   0.61   $   0.40   $  (0.06)
                                                              ========   ========   ========
  Diluted...................................................  $   0.60   $   0.39   $  (0.06)
                                                              ========   ========   ========
Shares used in computing net income (loss) per common share:
  Basic.....................................................    12,135     11,483     11,071
                                                              ========   ========   ========
  Diluted...................................................    12,488     11,926     11,071
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       OPTION CARE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            YEARS ENDED DECEMBER 31

                                 (IN THOUSANDS)

                                                                  COMMON
                                              COMMON STOCK       STOCK TO   ADDITIONAL
                                           -------------------      BE       PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                            SHARES    AMOUNTS     ISSUED     CAPITAL       DEFICIT        EQUITY
                                           --------   --------   --------   ----------   -----------   -------------
December 31, 1997........................   10,732      $108      $1,425      $42,049      $(20,180)      $23,402
                                            ------      ----      ------      -------      --------       -------
Net loss.................................       --        --          --           --          (691)         (691)
Common stock to be issued, net...........       --        --        (198)          --            --          (198)
Issuance of common stock.................      274         2          --        1,224            --         1,226
                                            ------      ----      ------      -------      --------       -------
December 31, 1998........................   11,006       110       1,227       43,273       (20,871)       23,739
                                            ------      ----      ------      -------      --------       -------
Net income...............................       --        --          --           --         4,627         4,627
Common stock to be issued, net...........       --        --        (487)          --            --          (487)
Issuance of common stock.................      487         5          --        1,422            --         1,427
                                            ------      ----      ------      -------      --------       -------
December 31, 1999........................   11,493       115         740       44,695       (16,244)       29,306
                                            ------      ----      ------      -------      --------       -------
Net income...............................       --        --          --           --         7,455         7,455
Common stock to be issued, net...........       --        --        (388)          --            --          (388)
Issuance of common stock.................      642         6          --        1,878            --         1,884
Income tax benefit from exercise of stock
  options................................       --        --          --          411            --           411
                                            ------      ----      ------      -------      --------       -------
December 31, 2000........................   12,135      $121      $  352      $46,984      $ (8,789)      $38,668
                                            ======      ====      ======      =======      ========       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                       OPTION CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31

                                 (IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................   $7,455    $ 4,627     $ (691)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
    Depreciation and amortization...........................    3,037      2,768      3,473
    Provision for doubtful accounts.........................    2,297      2,970      4,936
    Deferred income taxes...................................     (200)      (520)       267
  Other.....................................................      411         --         --
  Changes in assets and liabilities, net of effects from
    acquisitions:
    Trade accounts and notes receivable.....................   (6,354)    (1,948)     5,985
    Inventory...............................................    1,421     (1,511)       192
    Prepaid expenses and other current assets...............      331       (297)     2,090
    Trade accounts payable..................................     (128)      (746)    (1,713)
    Accrued wages and related benefits......................      432        930       (169)
    Income tax payable......................................     (123)     1,072         --
    Accrued expenses and other liabilities..................     (813)       338     (1,453)
                                                               ------    -------     ------
      Net cash provided by operating activities.............    7,766      7,683     12,917
                                                               ------    -------     ------
Cash flows from investing activities:
  Purchases of equipment and other, net.....................     (961)      (667)    (2,120)
  Other assets, net.........................................     (697)       119         --
  Payments for acquisitions, net of stock to be issued......   (7,559)    (1,204)    (1,258)
                                                               ------    -------     ------
      Net cash used in investing activities.................   (9,217)    (1,752)    (3,378)
                                                               ------    -------     ------
Cash flows from financing activities:
  Cash overdraft............................................   (3,194)     3,964       (145)
  Net borrowings (payments) under credit agreements.........    4,292    (13,483)    (6,400)
  Payments on capital leases................................     (160)      (226)      (142)
  Payments of notes payable.................................       --        (59)      (215)
  Issuance of common stock..................................      513        208      1,028
                                                               ------    -------     ------
      Net cash provided by (used in) financing activities...    1,451     (9,596)    (5,874)
                                                               ------    -------     ------
Net (decrease) increase in cash and cash equivalents........       --     (3,665)     3,665
Cash and cash equivalents, beginning of year................       --      3,665         --
                                                               ------    -------     ------
Cash and cash equivalents, end of year......................   $   --    $    --     $3,665
                                                               ======    =======     ======

  The accompanying notes are an integral part of these consolidated financial statements.

                       OPTION CARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) DESCRIPTION OF BUSINESS

    Option Care, Inc. provides specialty pharmaceutical products and related services, infusion therapy and other ancillary healthcare services through a national network of company-owned and franchise locations. Through our wholly-owned OptionMed-TM- subsidiary, we contract with managed care organizations and physicians to become their specialty pharmacy, dispensing and delivering specialized pharmaceuticals, assisting with clinical compliance information and providing pharmacy consulting services. Through our established national network of 130 Option Care locations, we contract with managed care organizations, third party payors, hospitals, physicians and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients' homes or other non-hospital settings. Many of our locations provide other ancillary healthcare services as well, such as nursing, respiratory therapy and durable medical equipment. In addition, we operate Management by Information, Inc., a supplier of data management products and support services to the infusion and home medical equipment industry.

    As of December 31, 2000, we have 130 Option Care locations operating in 32 states. Existing offices include 103 offices owned and operated by franchise owners and 27 offices owned and operated by Option Care.

    (b) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include Option Care and its 50 percent or more owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

    (c) USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

    (d) CASH AND CASH EQUIVALENTS

    Option Care considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    (e) FINANCIAL INSTRUMENTS

    The fair value of Option Care's financial instruments approximates their carrying value.

    (f) INVENTORY

    Inventory, which consists primarily of pharmaceuticals and medical supplies, is stated at cost, which approximates market, and is accounted for on the first-in, first-out (FIFO) basis.

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (g) LONG-LIVED ASSETS

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

    Goodwill, which represents the excess of fair market value over the cost of net assets acquired, is amortized on a straight-line basis over 20 to 40 years. Gross goodwill as of December 31, 2000 was $28.6 million, less accumulated amortization of $2.7 million, while gross goodwill as of December 31, 1999 was $23.4 million, less accumulated amortization of $2.0 million.

    Certain intangible assets, arising from certain of Option Care's 1996, 1997, and 2000 acquisitions, are being amortized on a straight-line basis over the estimated useful life of each asset, ranging from 3 to 5 years. Loan origination fees, software development costs and web site development costs, totaling a combined $1.1 million, are also being amortized over useful lives of 3 to 5 years. The gross value of other intangible assets as of December 31, 2000 was $2.8 million, less accumulated amortization of $1.6 million, compared to a gross value of $1.8 million, less accumulated amortization of $1.1 million, as of December 31, 1999.

    Long-lived assets and certain identifiable intangibles are reviewed for impairment in value based upon non-discounted future cash flows, and appropriate losses are recognized whenever the carrying amount of an asset may not be recovered. No such impairment was noted as of December 31, 2000.

    (h) INCOME TAXES

    Option Care files a consolidated federal income tax return with all of its 80 percent or more owned subsidiaries. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and capital loss carry-forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated financial statements in the period that includes the enactment date.

    (i) COMMON STOCK TO BE ISSUED

    As of December 31, 2000, common stock to be issued consists solely of the total amount withheld from employees for the purchase of shares under the Employee Stock Purchase Plan. As of December 31, 1999, in addition to Employee Stock Purchase Plan withholdings, common stock to be issued also included the dollar value of anticipated payments of stock to former owners for amounts due under several of our 1996 and 1997 purchase agreements. These amounts represented additional purchase price for these acquisitions. During 2000, all such payments of stock were made, and there are no additional amounts payable in stock as of December 31, 2000.

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (j) REVENUE RECOGNITION

    (i) Infusion therapy & other home health revenue is reported at the estimated net realized amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and are adjusted in future periods as final settlements are determined.

    During 2000 and 1999, approximately 16% and 18%, respectively, of infusion therapy & other home health revenue and patient accounts receivable was reimbursable through governmental programs, such as Medicare and Medicaid. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Option Care's concentration of credit risk relating to trade account receivables is limited due to our diversity of patients and payors.

    Laws and regulations governing government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates may change. Option Care believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the government programs.

    (ii) Royalty fees are based on the gross cash receipts reported by our franchises for the applicable year. Franchise agreements provide for royalties on either 9% of gross cash receipts (subject to certain minimums and discounts), or on a sliding scale ranging from 9% to 3% depending on the levels of such receipts and other certain factors. Initial franchise fees are recognized when franchise training and substantially all other initial services have been provided.

    (iii) Product sales and other revenues consist primarily of monthly support fees, software sales, and training fees billed by Management by Information, our wholly-owned subsidiary, to a variety of clients, primarily hospital-based or free-standing home infusion providers. Revenues are recognized in the period in which the sales occur or the services are provided.

    (iv) Specialty pharmacy revenue is reported at the estimated net realized amounts from third-party payors and others for the pharmaceutical products provided to physicians, patients, and pharmacies. Most specialty pharmacy revenues and accounts receivable are reimbursed based upon predetermined fee schedules.

    (k) COST OF REVENUE

    Cost of revenue consists of two components--cost of goods, and cost of services provided. Cost of goods consists of the actual cost of pharmaceuticals and other medical supplies provided. Cost of services provided consists of all other costs directly related to the production of revenues, such as shipping and handling, pharmacy and nursing wages and other related costs.

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (l) NET INCOME (LOSS) PER COMMON SHARE

    The reconciliation of net income (loss) per common share for the years ended December 31, 2000, 1999 and 1998 is as follows: (in thousands, except for per share amounts)

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                                  2000
                                                                  -------------------------------------
                                                                   INCOME        SHARES       PER SHARE
                                                                  --------      --------      ---------
Basic earnings per share....................................       $7,455        12,135         $0.61
Effect of dilutive securities...............................           --           353         (0.01)
                                                                   ------        ------         -----
Diluted earnings per share..................................       $7,455        12,488         $0.60
                                                                   ------        ------         -----

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                                  1999
                                                                  -------------------------------------
                                                                   INCOME        SHARES       PER SHARE
                                                                  --------      --------      ---------
Basic earnings per share....................................       $4,627        11,483         $0.40
Effect of dilutive securities...............................           --           443         (0.01)
                                                                   ------        ------         -----
Diluted earnings per share..................................       $4,627        11,926         $0.39
                                                                   ------        ------         -----

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                                  1998
                                                                  -------------------------------------
                                                                   INCOME        SHARES       PER SHARE
                                                                  --------      --------      ---------
Basic loss per share........................................       $ (691)       11,071        $(0.06)
Effect of dilutive securities...............................           --            --            --
                                                                   ------        ------        ------
Diluted loss per share......................................       $ (691)       11,071        $(0.06)
                                                                   ------        ------        ------

    The effect of dilutive securities is primarily from stock options. Such securities were not included in the calculation of diluted loss per share in 1998 as the impact would have been anti-dilutive.

    (m) COMPREHENSIVE INCOME

    Option Care has no significant components of comprehensive income.

(2) SEGMENT REPORTING

    In 2000, Option Care realigned its internal management reporting into two distinct business segments: (i) infusion and services, and (ii) specialty pharmacy. Infusion and services segment revenues consist primarily of home infusion and other home health care services revenue, royalties earned under our franchise agreements, and software sales, support fees, and training charges. Specialty pharmacy segment revenues are derived from the preparation and delivery of injectible and other specialty pharmaceutical products to patients and physicians under managed care contracts. The most significant assets directly allocable to the specialty pharmacy segment consist of inventories and accounts receivable. Prior to 2000, Option Care operated as one business segment.

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(2) SEGMENT REPORTING (CONTINUED)
    Condensed segmental Statements of Operations for the years 2000, 1999, and 1998 are presented below. Inter-segment sales are eliminated in consolidation.

                          YEAR ENDED DECEMBER 31, 2000

                                                      % OF                    % OF                   % OF
                                       INFUSION &   TOTAL NET   SPECIALTY   TOTAL NET              TOTAL NET
                                        SERVICES      SALES     PHARMACY      SALES      TOTAL       SALES
                                       ----------   ---------   ---------   ---------   --------   ---------
Net sales to external customers.....    $102,231                 $47,047                $149,278
Inter-segment net sales.............          --                  (8,004)                 (8,004)
                                        --------                 -------                --------
  Total net sales...................     102,231      100.0%      39,043      100.0%     141,274     100.0%
Total direct costs..................      54,076       52.9%      33,709       86.3%      87,785      62.1%
Gross profit........................      48,155       47.1%       5,334       13.7%      53,489      37.9%
Total assets........................    $ 61,662                 $ 5,163                $ 66,825

                          YEAR ENDED DECEMBER 31, 1999

                                                     % OF                    % OF
                                      INFUSION &   TOTAL NET   SPECIALTY   TOTAL NET              % OF TOTAL
                                       SERVICES      SALES     PHARMACY      SALES      TOTAL     NET SALES
                                      ----------   ---------   ---------   ---------   --------   ----------
Net sales to external customers....     $90,522                 $32,530                $123,052
Inter-segment net sales............          --                  (2,603)                 (2,603)
                                        -------                 -------                --------
  Total net sales..................      90,522      100.0%      29,927      100.0%     120,449      100.0%
Total direct costs.................      45,464       50.2%      25,290       84.5%      70,754       58.7%
Gross profit.......................      45,058       49.8%       4,637       15.5%      49,695       41.3%
Total assets.......................     $52,247                 $ 5,387                $ 57,634

                          YEAR ENDED DECEMBER 31, 1998

                                                     % OF                    % OF
                                      INFUSION &   TOTAL NET   SPECIALTY   TOTAL NET              % OF TOTAL
                                       SERVICES      SALES     PHARMACY      SALES      TOTAL     NET SALES
                                      ----------   ---------   ---------   ---------   --------   ----------
Net sales to external customers....     $93,770                 $21,674                $115,444
Inter-segment net sales............          --                    (504)                   (504)
                                        -------                 -------                --------
  Total net sales..................      93,770      100.0%      21,170      100.0%     114,940      100.0%
Total direct costs.................      50,221       53.6%      18,888       89.2%      69,109       60.1%
Gross profit.......................      43,549       46.4%       2,282       10.8%      45,831       39.9%
Total assets.......................     $56,906                 $ 2,486                $ 59,392

(3) BUSINESS COMBINATIONS

    Option Care completed four acquisitions in 2000. In the second quarter, we acquired the business of a hospital-based home health agency in northwest Washington. In the third quarter, Option Care completed

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(3) BUSINESS COMBINATIONS (CONTINUED)
a stock acquisition of our Sterling, VA (Washington D.C. area) franchise, and acquired the assets of our Hemet (west of Los Angeles), CA franchise. Finally, in the fourth quarter, we purchased the assets of our Rockwall (Dallas), TX franchise. The aggregate purchase price for these acquisitions was $4.6 million, of which $4.2 million was paid in cash, and $0.4 million is payable in future cash consideration. Also, an estimated $1.3 million additional consideration will be payable in cash in 2001 if certain financial targets are reached. The purchase method of accounting was used for all acquisitions, and $2.1 million in goodwill was recorded. The accompanying consolidated financial statements include the results of operations of all acquired businesses from the date of acquisition.

    At various dates during 1996 and 1997, Option Care purchased the assets and ongoing operations of several of our franchises. Option Care recorded an additional $3.0 million and $2.9 million goodwill, in 2000 and 1999, respectively, from payments made under certain of these acquisition agreements due to the meeting of certain financial milestones.

    The unaudited pro-forma results of operations, affected by the 2000 acquisitions as if they had occurred as of January 1, 1998, were as follows:

                                                  2000       1999       1998
                                                --------   --------   --------
Net revenue...................................  $149,961   $129,760   $122,615
Net income (loss).............................     7,904      4,959       (658)
Net income (loss) per diluted share...........  $   0.63   $   0.42   $  (0.06)

(4) EQUIPMENT AND OTHER FIXED ASSETS

    Equipment and other fixed assets consists of:

                                                              2000       1999
                                                            --------   --------
Equipment.................................................  $11,006    $12,833
Capitalized computer software.............................      613        613
Leasehold improvements....................................    1,134      1,162
                                                            -------    -------
Equipment and other fixed assets..........................   12,753     14,608
Less accumulated depreciation and amortization............    8,571      9,800
                                                            -------    -------
Equipment and other fixed assets, net.....................  $ 4,182    $ 4,808
                                                            =======    =======

    Fixed asset purchases and 2000 business acquisitions resulted in equipment additions of $1.7 million. Capitalized computer software is being amortized over a three-year period, which is the estimated life of the product. Amortization expense for capitalized software was $204 in both 2000 and 1999.

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(5) LONG-TERM DEBT

    Long-term debt consists of:

                                                               2000       1999
                                                             --------   --------
Revolving credit facility, due February, 2002..............  $ 9,609     $8,317
Term loans, due February 2002..............................    3,000         --
Notes payable, secured by various assets, with maturities
  through 2005 at interest rates ranging from 8% to 10%....      117        151
Capital lease obligations..................................       58        122
                                                             -------     ------
                                                              12,784      8,590
Less current portion.......................................      833        142
                                                             -------     ------
Long-term debt.............................................  $11,951     $8,448
                                                             =======     ======

    Maturities of credit facility (revolving loans & term loans), notes payable and capital lease obligations are:

                                                                           CAPITAL
YEAR ENDING                                         CREDIT     NOTES        LEASE
DECEMBER 31,                                       FACILITY   PAYABLE    OBLIGATIONS
------------                                       --------   --------   -----------
2001.............................................  $   750      $ 28         $48
2002.............................................   11,859        28          12
2003.............................................       --        25           2
2004.............................................       --        26          --
2005 and beyond..................................       --        10          --
                                                   -------      ----         ---
                                                   $12,609      $117          62
                                                   =======      ====
Less amounts representing interest...............                              4
                                                                             ---
Present value of net minimum lease payments......                            $58
                                                                             ===

    On February 5, 1999, Option Care entered into a $25 million Loan and Security Agreement with Banc of America Commercial Finance Corporation. This agreement provided for borrowing up to $25 million on revolving loans. On
June 30, 2000, the agreement was amended and restated to increase the total facility to $40 million, consisting of $25 million available on revolving loans, plus $15 million available under term loans. The purpose of the amendment was to allow Option Care the available capital to acquire selected franchises and other healthcare companies upon approval by the lenders and by our Board of Directors. Under the revised agreement, Option Care may enter into term loans from June 30, 2000 through June 30, 2001. Repayments under these term loans will be made on a four year amortization schedule, with the first payment due July 1, 2001, except that the entire $40 million facility is due to expire in February 2002. Option Care would be subject to early termination fees if the loan were terminated prior to its natural expiration.

    The amended and restated agreement requires Option Care to meet certain financial covenants including, but not limited to: fixed charge coverage ratio; debt ratio; debt to operating cash flow ratio; and limitations on annual capital expenditures. Under this agreement, Option Care is prohibited from declaring any cash dividend on its common stock. Option Care paid a facility fee of $0.2 million when the

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(5) LONG-TERM DEBT (CONTINUED)
original agreement was signed in 1999, and paid an additional $0.2 million upon signing the amended and restated agreement on June 30, 2000. Upon signing the original facility agreement in February 1999, Option Care wrote off $185 of deferred financing costs related to the previous facility.

    Under the current facility agreement, Option Care may elect interest rates on the revolving loan ranging from LIBOR plus 2.125%, to the bank's reference rate. Interest on the term loan ranges from LIBOR plus 3.200%, to the bank's reference rate plus 1%. The average interest rate paid under the Agreement for 2000 was 9.2%, compared to an average rate of 7.7% paid in 1999.

    Availability under the revolving loan portion of the facility is related to percentages of our outstanding accounts receivable and inventory balances, less certain ineligible amounts, as defined within the amended and restated loan and security agreement. Overall borrowings allowable under the revolving loan portion are limited to the lesser of $25 million or the total allowable collateral base. The revolving loan portion is secured by Option Care's assets, as well as by all of the issued and outstanding Common Stock of each of Option Care's subsidiaries. Availability under the term loan portion of the facility is limited to $15 million, and is subject to approval by the lender. The term loan portion of our total facility is unsecured. Prior to November 1, 1999, the John
N. Kapoor Trust, dated September 20, 1989, ("the Trust"), had pledged an irrevocable letter of credit ("the LOC") totaling $7,000 in favor of Bank America Business Credit to support additional borrowings that exceeded the allowable collateral base as defined in the Agreement. The LOC was issued on February 5, 1999, was reduced by $2,500 twice in the subsequent four months and eliminated in total effective November 1, 1999. In exchange for the LOC, Option Care paid administrative fees to the Trust of $94 prior to its elimination.

    Option Care leases certain computer equipment and medical equipment under long-term lease agreements. Most of these agreements have a term of 36 months and are classified as capital leases. The net book values of the computer equipment and medical equipment under capital leases were $58 and $172 for 2000 and 1999, respectively.

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(6) PROVISION FOR INCOME TAXES

    The income tax provision (benefit) consisted of the following:

                                                     CURRENT    DEFERRED    TOTAL
                                                     --------   --------   --------
2000:
Federal............................................   $4,296     $(184)     $4,112
State..............................................      369       (16)        353
                                                      ------     -----      ------
                                                      $4,665     $(200)     $4,465
                                                      ======     =====      ======

1999:
Federal............................................   $3,286     $(467)     $2,819
State..............................................      363       (53)        310
                                                      ------     -----      ------
                                                      $3,649     $(520)     $3,129
                                                      ======     =====      ======

1998:
Federal............................................   $  493     $ 233      $  726
State..............................................       82        34         116
                                                      ------     -----      ------
                                                      $  575     $ 267      $  842
                                                      ======     =====      ======

    A reconciliation between the income tax expense recognized in Option Care's Consolidated Statement of Operations and the income tax expense computed by applying the U.S. Federal corporate income tax rate of 35%, 35% and 34% for 2000, 1999, and 1998, respectively, to earnings (loss) before income taxes follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
Computed "expected" tax expense.............................   $4,172     $2,715      $ 51
Increase (decrease) in income taxes resulting from:
  Amortization of goodwill..................................       54         55        55
  State income taxes, net of federal income tax benefit.....      349        310         8
  Settlement of 1992-1995 IRS audit and adjustments.........       --         --       739
  Other, net................................................     (110)        49       (11)
                                                               ------     ------      ----
Total provision.............................................   $4,465     $3,129      $842
                                                               ======     ======      ====

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(6) PROVISION FOR INCOME TAXES (CONTINUED)
    Deferred income tax assets and (liabilities) at December 31, 2000 and 1999 include:

                                                                 2000                    1999
                                                         ---------------------   ---------------------
                                                         CURRENT    NONCURRENT   CURRENT    NONCURRENT
                                                         --------   ----------   --------   ----------
Deferred tax assets:
Allowance for doubtful accounts........................   $2,032      $  --       $1,661      $  --
Allowance for notes receivable.........................      120         --          140         --
Accrued expenses.......................................      200         --          118         --
Severance accrual......................................      107         --           --         --
Accrued wages and benefits.............................      250         --          489         --
Insurance claims payable...............................      155         --          177         --
Accrued legal fees.....................................      272         --          332         --
Reserve for discontinued operations....................       --         --            7         --
Capital loss carry-forward.............................       --         --           --        575
Other, net.............................................      172         --          (35)        --
                                                          ------      -----       ------      -----
Total deferred tax assets..............................    3,308         --        2,889        575
Valuation allowance....................................       --         --           --       (575)
                                                          ------      -----       ------      -----
Net deferred tax asset.................................    3,308         --        2,889         --
Deferred tax liabilities:
Tax over book depreciation.............................       --        120           --        (63)
Internally developed software..........................       --        (85)          --         80
Intangible assets......................................       --       (623)          --       (434)
Other, net.............................................       --       (345)          --       (297)
                                                          ------      -----       ------      -----
Total deferred tax liabilities.........................       --       (933)          --       (714)
                                                          ------      -----       ------      -----
Net deferred income tax asset (liability)..............   $3,308      $(933)      $2,889      $(714)
                                                          ======      =====       ======      =====

    The valuation allowance was reduced by $575 during the year ended
December 31, 2000 as a result of the reduction of the non-current deferred tax asset.

    Option Care believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

(7) STOCK INCENTIVE PLAN

    Option Care's Amended and Restated Incentive Plan (1997) was originally adopted by the Board and approved by the shareholders on September 11, 1991 and amended on February 21, 1997 and again on May 12, 2000 (the "Incentive Plan"). The Incentive Plan provides for the award of cash, stock, and stock unit bonuses, and the grant of stock options and stock appreciation rights ("SARs"), to officers and employees of Option Care and its subsidiaries and other persons who provide services to Option Care on a regular basis. On February 21, 1997, Option Care's Board of Directors and shareholders approved an increase in the amount of shares reserved for the Incentive Plan to 2,000,000 shares of Common Stock. On May 12, 2000, the amount of shares was further increased to 2,500,000. All options under the Incentive

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(7) STOCK INCENTIVE PLAN (CONTINUED)
Plan must be exercised within ten years after the grant date. As of December 31, 2000, no cash, stock, stock unit bonuses or SARs have been granted pursuant to the Incentive Plan.

    The following schedule details the changes in options granted under the Incentive Plan for the three years ending December 31, 2000:

                                                  2000                    1999                    1998
                                          ---------------------   ---------------------   ---------------------
                                                      WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                       AVERAGE                 AVERAGE                 AVERAGE
                                                      EXERCISE                EXERCISE                EXERCISE
OPTIONS                                    SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
-------                                   ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of year........  1,262,276     $1.73     1,424,840     $1.95       977,715     $4.16
Granted.................................    566,250      6.22       101,500      3.24       928,300      1.63
Exercised...............................   (212,937)     0.81        (1,500)     0.75       (18,250)     3.28
Terminated..............................   (301,336)     2.39      (262,564)     3.53      (462,925)     3.95
                                          ---------               ---------               ---------
Outstanding at end of year..............  1,314,253      3.63     1,262,276      1.73     1,424,840      1.95
                                          ---------               ---------               ---------
Options exercisable at year-end.........    540,651                 510,746                 435,123
                                          ---------               ---------               ---------
Weighted average fair value of options
  granted during the year...............  $    6.14               $    3.24               $  0.89(a)

------------------------

(a) Includes an aggregate of 262,500 shares of options re-priced in October 1998 from exercise prices ranging from $3.375 to $6.00, to an exercise price of $0.75.

    The following table summarizes information about the Incentive Plan and options outstanding at December 31, 2000:

                                    OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                        --------------------------------------------   ----------------------------
                                      WEIGHTED-AVG.
      RANGE OF            NUMBER        REMAINING                        NUMBER
      EXERCISE          OUTSTANDING    CONTRACTUAL    WEIGHTED-AVG.    EXERCISABLE   WEIGHTED-AVG.
       PRICES           AT 12/31/00       LIFE        EXERCISE PRICE   AT 12/31/00   EXERCISE PRICE
---------------------   -----------   -------------   --------------   -----------   --------------
0.7$5 to $1.00....         431,550    7.5 years           $0.76          241,775         $0.76
2.2$5 to $3.47....         155,065    6.5 years           $3.08           88,190         $2.83
3.7$5 to $4.38....         242,300    4.6 years           $4.02          207,237         $4.02
5.0$0 to $7.50....         485,338    9.5 years           $6.15            3,449         $5.64
                         ---------                                       -------
0.7$5 to $7.50....       1,314,253                                       540,651
                         =========                                       =======

    Option Care applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans.

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(7) STOCK INCENTIVE PLAN (CONTINUED)
    Had compensation cost for Option Care's stock-based compensation plan been determined based on FASB Statement No. 123, Option Care's net income (loss) and income (loss) per common share in 2000, 1999, and 1998 on a pro-forma basis would have been:

                                                                2000       1999       1998
                                                              --------   --------   --------
Net income (loss):
  as reported...............................................   $7,455     $4,627     $ (691)
  pro forma.................................................   $7,313     $4,533     $ (731)

Net income (loss) per common share--basic:
  as reported...............................................   $ 0.61     $ 0.40     $(0.06)
  pro forma.................................................   $ 0.60     $ 0.39     $(0.07)

Net income (loss) per common share--diluted:
  as reported...............................................   $ 0.60     $ 0.39     $(0.06)
  pro forma.................................................   $ 0.59     $ 0.38     $(0.07)

    The fair value of options granted under Option Care's stock option plan during 2000, 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 67% for 2000, 74% for 1999, and 65% for 1998, risk free interest rate of 5.00% for 2000, 5.00% for 1999, and 4.65% for 1998, and expected lives of 5 years for each year.

(8) EMPLOYEE BENEFIT PROGRAMS

    (a) 401(k) PLAN

    Option Care has a defined contribution plan under which Option Care may make matching contributions based on employee contributions. The match, if any, is determined at discretion by the Board of Directors of Option Care. The plan is intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986. Contributions are invested at the direction of the employee into one or more funds. All employees who have attained the age of 20 1/2 with one year's service are eligible for participation in the plan. As of January 2001, the one-year service requirement has been reduced to three months. The amount of expense recognized in 2000, 1999, and 1998 related to this plan totaled $407, $322, and $304, respectively. In each of these years, Option Care elected to match 100% of the first 3% contributed by each employee.

    (b) EMPLOYEE STOCK PURCHASE PLAN

    The 1996 Employee Stock Purchase Plan, (ESPP) which had an expiration date of December 31, 2000, permitted eligible employees, per the ESPP, the ability to acquire shares of Option Care's stock through payroll deductions, up to a maximum of $21,250, or 15% of eligible wages. Employees could enroll in the ESPP once a year, in December of the prior year for participation in the next year. Employees were allowed to stop their participation at any time during the year, but could not re-enroll until the following year. In addition, enrolled employees could increase or decrease their participation percentage in June, effective July 1 of that year.

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(8) EMPLOYEE BENEFIT PROGRAMS (CONTINUED)
    The price paid for the shares issued under the ESPP is at a 15% discount from the lower of the average of the ask and bid prices, as listed on the Nasdaq National Market, for Option Care's shares on the first and the last business day of each year. The shares are issued in January of the following year from un-issued shares. For the 2000 plan year, 124,901 shares were issued in January 2001. 123,925 shares were issued in January of 2000 for the 1999 plan year.

    A new 2001 Employee Stock Purchase Plan was approved by the shareholders and the Board of Directors on May 12, 2000. The most significant change is that the 2001 plan has two enrollment periods, instead of one as in the 1996 plan. Employees may enroll in December to participate effective January 1st of the plan year, or in June to participate effective July 1st. However, shares are still only purchased once, in January of the following year, and an employee may not re-enroll after stopping participation in the current plan year. The price paid per share under the 2001 plan has been changed slightly. The price will be at a 15% discount from the lower of the closing price on the beginning and ending dates of the enrollment period, as listed on the Nasdaq National Market. However, if either day is not a trading day, the price used for that day will equal the lower of the closing price per share on the last preceding and next following trading days.

(9) COMMITMENTS AND CONTINGENCIES

    Certain of Option Care's purchase agreements for acquisitions made in 1997 and 1996, obligated Option Care to pay additional consideration to former owners based upon either the acquired business's achievement of certain milestones, the attainment of certain financial results, or per contractual obligation. The contingency period for these payments is through December 31, 2001. Amounts to be paid out under these agreements will be recorded as additional goodwill in the year that the amounts become certain. 303,746 shares and 204,563 shares of Option Care's Common Stock were issued under these agreements in 2000 and 1999, respectively. Based on 2001 performance, an additional $254 in cash could become payable under the 1996 and 1997 purchase agreements. This represents the maximum future obligation under these agreements.

    Our 2000 purchase agreements for the Option Care franchises in Sterling, VA, Hemet, CA, and Rockwall, TX require Option Care to pay additional consideration if certain financial results are achieved. The minimum future obligation is $400. Measurement periods range from six months to three years after the acquisition date, with the final period ending on December 31, 2003. None of the future obligations is payable in Option Care Common Stock.

    Certain management employees of Option Care have employment agreements that provide for the payment of salary and benefits through a specific time frame. The agreements can only be terminated early for cause, as defined in the agreements. These agreements are not renewable and Option Care currently has no plans in extending the agreements currently in place.

    Option Care is subject to claims and legal actions that may arise in the ordinary course of business. However, Option Care maintains insurance to protect against such claims or legal actions. Option Care is not aware of any litigation either pending or filed that might have a potential impact on Option Care's financial position and results of operations.

                       OPTION CARE, INC. AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(9) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Option Care leases office space under leases that are classified as operating leases. Operating lease expense for 2000, 1999, and 1998 was $3,250, $3,350, and $2,980, respectively. The future minimum lease payments for our facility leases are as follows:

YEAR ENDING DECEMBER 31,
------------------------
  2001......................................................  $2,071
  2002......................................................   1,323
  2003......................................................     821
  2004......................................................     477
  2005 and beyond...........................................     186
                                                              ------
                                                              $4,878
                                                              ======

(10) SUPPLEMENTAL CASH FLOW INFORMATION

                                                                2000       1999       1998
                                                              --------   --------   --------
Interest and taxes paid (refund):
Interest....................................................   $  978     $  996     $3,125
                                                               ======     ======     ======
Income taxes paid (refund)..................................    4,465      2,422       (876)
                                                               ======     ======     ======

Non-cash investing and financing activities:
Stock issued for 1996 & 1997 franchise acquisitions.........    1,519        729         88
                                                               ======     ======     ======
Additions to obligation under capital leases (a)............   $   61     $   --     $   23
                                                               ======     ======     ======

------------------------

(a) The additional capital lease obligations in 2000 were related to lease obligations assumed under our 2000 business acquisition agreements. No other new capital leases were signed in 2000.

(11) SUBSEQUENT EVENTS

    On January 16, 2001, Option Care acquired the assets of the Option Care franchise in Columbus, OH, which operates a home health agency and network management business in addition to its Option Care home infusion franchise. On February 8, 2001, Option Care acquired the assets of Professional Home Health Services, LLP, an independent home infusion and home health agency business operating in the Los Angeles suburb of Thousand Oaks, CA. The aggregate purchase price for these acquisitions was $2,850, paid in cash. Additional consideration, up to a maximum of $1,350, will be payable in cash in 2001 and 2002 if certain financial targets are reached.

                       OPTION CARE, INC. AND SUBSIDIARIES
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

                                                        BALANCE                               BALANCE
                                                       BEGINNING    CHARGED        (A)          END
YEAR ENDED                                             OF PERIOD   TO EXPENSE   DEDUCTIONS   OF PERIOD
----------                                             ---------   ----------   ----------   ---------
December 31, 1998....................................   $3,753       $4,936       $(5,113)    $3,576
December 31, 1999....................................    3,576        2,970        (2,433)     4,113
December 31, 2000....................................   $4,113       $2,350       $(1,371)    $5,092

ALLOWANCE FOR UNCOLLECTIBLE NOTES RECEIVABLE--CURRENT AND LONG TERM:

                                                        BALANCE                               BALANCE
                                                       BEGINNING    CHARGED        (A)          END
YEAR ENDED                                             OF PERIOD   TO EXPENSE   DEDUCTIONS   OF PERIOD
----------                                             ---------   ----------   ----------   ---------
December 31, 1998....................................    $151         $ --         $(122)      $ 29
December 31, 1999....................................      29          329            --        358
December 31, 2000....................................    $358         $(53)        $  --       $305

------------------------

    (A) Represents accounts written off in current year, less collections on prior years' write-offs.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       OPTION CARE, INC.

                                                       By:                /s/ RAJAT RAI
                                                            -----------------------------------------
                                                                            Rajat Rai
                                                                PRESIDENT, CHIEF OPERATING OFFICER

                                                                       Date: March 28, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----
                    /s/ RAJAT RAI                      President, Chief Operating
     -------------------------------------------         Officer                       March 28, 2001
                      Rajat Rai

                                                       Chief Financial Officer
                 /s/ CARLA M. PONDEL                     (Principal Accounting
     -------------------------------------------         Officer and Principal         March 28, 2001
                   Carla M. Pondel                       Financial Officer)

                /s/ JAMES G. ANDRESS                   Director
     -------------------------------------------                                       March 28, 2001
                  James G. Andress

                 /s/ JAMES M. HUSSEY                   Director
     -------------------------------------------                                       March 28, 2001
                   James M. Hussey

                 /s/ JOHN N. KAPOOR                    Chairman of the Board and
     -------------------------------------------         Chief Executive Officer       March 28, 2001
                   John N. Kapoor

                /s/ JEROME F. SHELDON                  Director
     -------------------------------------------                                       March 28, 2001
                  Jerome F. Sheldon

                 /s/ ROGER W. STONE                    Director
     -------------------------------------------                                       March 28, 2001
                   Roger W. Stone

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER
---------------------
        3.1             Certificate of Incorporation of the Registrant, together
                        with Certificate of Amendment thereto filed February 18,
                        1992. Filed as Exhibit 3(a) to Option Care's Registration
                        Statement (No. 33-45836) dated April 15, 1992 and
                        incorporated by reference herein.

        3.2             Certificate of Amendment to Certificate of Incorporation of
                        the Registrant filed March 25, 1992. Filed as Exhibit 3(c)
                        to Option Care's Registration Statement (No. 33-45836) dated
                        April 15, 1992 and incorporated by reference herein.

        3.3             Restated By-laws of the Registrant dated June 1, 1994. Filed as Exhibit 10.5 to Option Care's Annual Report on Form 10-K
                        for the year ending December 31, 1994 and incorporated by
                        reference herein.

       10.1             Stock Purchase Agreement dated February 18, 1992, among the
                        Registrant, OCE and the stockholders of Young's I.V.
                        Therapy, Inc. Filed as Exhibit 2(f) to Option Care's
                        Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.

       10.2             1991 Stock Incentive Plan of the Registrant and related
                        forms of Incentive and Nonqualified Stock Option Agreements.
                        Filed as Exhibit 10(a) to Option Care's Registration
                        Statement (No. 33-45836) dated April 15, 1992 and
                        incorporated by reference herein. *

       10.3             Amendment to the 1991 Stock Incentive Plan of the Registrant
                        and related forms of Incentive and Nonqualified Stock Option
                        Agreements, dated February 21, 1995. Filed as Exhibit
                        10.6(a) to Option Care's Annual Report on Form 10-K for the
                        year ending December 31, 1994 and incorporated by reference herein. *

       10.4             Amendment to the 1991 Stock Incentive Plan of the
                        Registrant, dated May 22, 1997. Filed as Exhibit 10.2(b) to
                        Option Care's Annual Report on Form 10- K for the year
                        ending December 31, 1997 and incorporated by reference
                        herein *

       10.5             Option Care, Inc. 401(k) Profit Sharing Plan. Filed as
                        Exhibit 10(b) to Option Care's Registration Statement (No.
                        33-45836) dated April 15, 1992 and incorporated by reference herein. *

       10.6             Amendment to the 1992 401(k) Profit Sharing Plan of the
                        Registrant dated January 1, 1996. Filed as Exhibit 10.3(a) to Option Care's Annual Report on Form 10-K for the year ending December 31, 1997 and incorporated by reference herein. *

       10.7             Consulting Agreement dated as of September 27, 1990 between
                        EJ Financial Enterprises and Michael Prime. Filed as Exhibit
                        10(h) to Option Care's Registration Statement
                        (No. 33-45836) dated April 15, 1992 and incorporated by
                        reference herein. *

       10.8             Form of Franchise Agreement. Filed as Exhibit 10.5 to Option
                        Care's Annual Report on Form 10-K for the year ending
                        December 31, 1996 and incorporated by reference herein.

       10.9             Lease dated as of October 23, 1996 between the Registrant
                        and LaSalle National Trust, N.A., as Trustee. Filed as
                        Exhibit 10.6 to Option Care's Annual Report on Form 10-K for
                        the year ending December 31, 1996 and incorporated by
                        reference herein.

       EXHIBIT
       NUMBER
---------------------
       10.10            Consulting Agreement between the Registrant and EJ Financial
                        Enterprises, Inc. Filed as Exhibit 10(o) to Option Care's
                        Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.

       10.11            Management Agreement between Pinecrest Healthcare
                        Consultants, Inc., and Option Care, Inc. dated April, 1997.
                        Filed as Exhibit 10.14 to Option Care's Annual Report on
                        Form 10-K for the year ending December 31, 1997 and
                        incorporated by reference herein. *

       10.12            Amended Option Care, Inc. 1996 Employee Stock Purchase Plan,
                        dated January 1, 1996. Filed as Exhibit 10.19 to Option
                        Care's Annual Report on Form 10-K for the year ending
                        December 31, 1995 and incorporated by reference herein. *

       10.13            Executive Severance Agreement between James A. Hodges, Jr.
                        and Option Care, Inc., dated December 19, 1997. Filed as
                        Exhibit 10.17 to Option Care's Annual Report for the year ending December 31, 1997 and incorporated by reference herein.*

       10.14            Executive Severance Agreement between Cathy Bellehumeur and
                        Option Care, Inc., dated November 12, 1997. Filed as Exhibit
                        10.18 to Option Care's Annual Report for the year ending
                        December 31, 1997 and incorporated by reference herein.*

       10.15            Promissory Note between Brooks Home I.V., Inc., and Option
                        Care, Inc., dated December 8, 1997. Filed as Exhibit 10.22 to Option Care's Annual Report for year ending December 31,
                        1997 and incorporated by reference herein.*

       10.16            Facility Provider Agreement between Foundation Health
                        Corporation Affiliate(s) and Option Care, Inc. dated June 1,
                        1997. Filed as Exhibit 10.24 to Option Care's Annual Report
                        for year ending December 31, 1997 and incorporated by
                        reference herein.

       10.17            Amendment to the Facility Provider Agreement between
                        Foundation Health Corporation Affiliate(s) and Option Care,
                        Inc. dated March 23, 1998. Filed as Exhibit 10.25 to Option
                        Care's Annual Report for year ending December 31, 1997 and incorporated by reference herein.

       10.18            Loan and Security Agreement with ancillary documentation
                        dated February 5, 1999, among Registrant, Option Care
                        Enterprises, Inc. ("OCE'), Option Care, Inc. (California)
                        and BankAmerica Business Credit, Inc. as lender. Filed as
                        Exhibit 10.26 to Option Care's Annual Report for year ended
                        December 31, 1998 and incorporated by reference herein.

       10.19            Employment Agreement between Michael A. Rusnak and Option
                        Care, Inc., dated October 1, 1998. Filed as Exhibit 10.27 to
                        Option Care's Annual Report for year ended December 31, 1998 and incorporated by reference herein.*

       10.20            Reimbursement and Security Agreement dated February 10,
                        1999, between Option Care, Inc. and the John N. Kapoor Trust dated September 20, 1989. Filed as Exhibit 10.28 to Option
                        Care's Annual Report for year ended December 31, 1998 and
                        incorporated by reference herein.

       10.21            Letter Agreement dated January 15, 1999, among Registrant,
                        Option Care Enterprises, Inc. ("OCE"), Option Care, Inc.
                        (California), and PNC Bank as agent and lender and Harris
                        Bank, the Northern Trust Company and The First National Bank
                        of Chicago as lenders re: Forbearance Agreement. Filed as
                        Exhibit 10.29 to Option Care's Annual Report for year ended
                        December 31, 1998 and incorporated by reference herein.

       EXHIBIT
       NUMBER
---------------------
       10.22            Amendment No. 1 to the Consulting Agreement By and Between
                        EJ Financial Enterprises, Inc. and Option Care, Inc., dated
                        October 1, 1999. Filed as Exhibit 10.30 to Option Care's
                        Annual Report for the year ended December 31, 1999 and
                        incorporated by reference herein.

       10.23            Termination Letter pertaining to the Reimbursement and
                        Security Agreement dated February 10, 1999, between Option
                        Care, Inc. and the John N. Kapoor Trust dated September 20,
                        1989. Filed as Exhibit 10.31 to Option Care's Annual Report
                        for the year ended December 31, 1999 and incorporated by
                        reference herein.

       10.24            2001 Employee Stock Purchase Plan. Filed as Exhibit A to the
                        registrants definitive proxy statement for the 2000 Annual
                        Shareholders Meeting and incorporated by reference herein.*

       21               Subsidiaries of the Registrant. Filed as Exhibit 21 to
                        Option Care's Annual Report for year ended December 31, 1998 and incorporated by reference herein.

       23               Consent of Ernst & Young LLP.

------------------------

*   Management contracts and compensatory plans and arrangements.