Form 10-Q
period 2001-03-31
OPTION CARE INC/DE
filed 2001-05-14
CIK 884064

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2001

Commission file number 0-19878

OPTION CARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3791193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Corporate North, Suite 212 Bannockburn, Illinois	60015 (zip code)
(Address of principal executive office)

(847) 615-1690
(Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Issued and Outstanding as of April 30, 2001

Common Stock—.01 par value	12,344,546

INDEX

OPTION CARE, INC. & SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2001	December 31, 2000
	(Unaudited)	(Note 1)

Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	34,485	28,845
Inventories, net	3,215	2,320
Other current assets	4,497	4,208
Total current assets	42,197	35,373
Equipment and other fixed assets, net	4,409	4,182
Goodwill, net	28,666	25,859
Other assets	1,430	1,411
Total assets	$76,702	$66,825

Liabilities and Stockholders' Equity
Current liabilities:
Cash overdraft	$2,289	$770
Current portion of long-term debt	18,523	833
Trade accounts payable	6,111	5,854
Other current liabilities	6,598	6,922
Total current liabilities	33,521	14,379
Long–term debt, excluding current portion	120	11,951
Other liabilities	1,497	1,423
Minority interest	432	404
Total liabilities	35,570	28,157
Stockholders' equity:
Common stock, $.01 par value per share, 30,000,000 shares authorized, 12,323,922 and 12,134,961 shares issued and outstanding, respectively	123	121
Common stock to be issued, 25,094 and 124,901 shares, respectively	128	352
Other stockholders' equity	40,881	38,195
Total stockholders' equity	41,132	38,668
Total liabilities and stockholders' equity	$76,702	$66,825

See notes to condensed consolidated financial statements.

Option Care, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2001	2000

Revenue	$45,905	$32,896
Cost of revenue	30,289	19,838
Gross profit	15,616	13,058
Selling, general and administrative expenses	11,020	9,187
Provision for doubtful accounts	564	788
Amortization of goodwill	224	157
Total operating expenses	11,808	10,132
Operating income	3,808	2,926
Interest expense	(341)	(251)
Other income (expense), net	9	(79)
Income before income taxes	3,476	2,596
Income tax provision	1,346	986
Net income	$2,130	$1,610

Net income per common share:
Basic	$0.17	$0.14

Diluted	$0.17	$0.13

Shares used in computing net income per share:
Basic	12,236	11,849

Diluted	12,622	12,389

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2001	2000

Cash flows from operating activities:
Net income	$2,130	$1,610
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	875	779
Provision for doubtful accounts	564	788
Other	123	—
Changes in assets and liabilities:
Accounts receivable	(6,219)	(939)
Inventory	(560)	1,310
Change in other current assets and current liabilities	(2,202)	(1,411)
Net cash (used in) provided by operating activities	(5,289)	2,137
Cash flows from investing activities:
Purchases of equipment and other, net	(512)	(300)
Additions to other assets, net	(13)	(8)
Payments for acquisitions, net of cash acquired	(1,867)	(1,930)
Net cash used in investing activities	(2,392)	(2,238)
Cash flows from financing activities:
Increase (decrease) in cash overdraft	1,519	(2,669)
Net borrowing on credit agreements	5,835	2,588
Payments on capital leases and other debt	(6)	(58)
Proceeds from issuance of stock	333	240
Net cash provided by financing activities	7,681	101
Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

See notes to condensed consolidated financial statements.

Option Care, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except per share amounts)
March 31, 2001

1.  Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

             The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

             For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.  Reclassifications

             Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.

3.  Long-Term Debt

             On February 5, 1999, Option Care entered into a $25 million Loan and Security Agreement with Banc of America Commercial Finance Corporation. This agreement provided for borrowing up to $25 million on revolving loans. On June 30, 2000, the agreement was amended and restated to increase the total facility to $40 million, consisting of $25 million available on revolving loans, plus $15 million available under term loans. The purpose of the amendment was to allow Option Care the available capital to acquire selected franchises and other healthcare companies upon approval by the lenders and by the Board of Directors. Under the revised agreement, Option Care may enter into term loans from June 30, 2000 through June 30, 2001. Repayments under these term loans will be made on a four year amortization schedule, with the first payment due July 1, 2001, except that the entire $40 million facility is due to expire in February 2002. Option Care would be subject to early termination fees if the loan were terminated prior to its natural expiration.

             The amended and restated agreement requires Option Care to meet certain financial covenants including, but not limited to: fixed charge coverage ratio; debt ratio; debt to operating cash flow ratio; and limitations on annual capital expenditures. Under this agreement, Option Care is prohibited from declaring any cash dividend on its common stock. Option Care paid a facility fee of $185 when the original agreement was signed in 1999, and paid an additional $150 upon signing the amended and restated agreement on June 30, 2000.

             Under the current facility agreement, Option Care may elect interest rates on the revolving loan ranging from LIBOR plus 2.125%, to the bank's reference rate. Interest on the term loan ranges from LIBOR plus 3.200%, to the bank's reference rate plus 1%.

             Availability under the revolving loan portion of the facility is related to percentages of outstanding accounts receivable and inventory balances, less certain ineligible amounts, as defined within the amended and restated loan and security agreement. Overall borrowings allowable under the revolving loan portion are limited to the lesser of $25 million or the total allowable collateral base. The revolving loan portion is secured by Option Care's assets, as well as by all of the issued and outstanding Common Stock of each of Option Care's subsidiaries. Availability under the term loan portion of the facility is limited to $15 million, and is subject to approval by the lender. The term loan portion of our total facility is unsecured.

             As of March 31, 2001, the Company had $15,455 and $3,000 outstanding under the revolving loans and term loans, respectively. The combined average interest rate for the first quarter of 2001 on outstanding borrowings under revolving loans and term loans was 8.5%.

             On April 13, 2001, GE Capital Commercial Finance, Inc. became the agent on Option Care’s $40 million credit facility, replacing Banc of America Commercial Finance Corporation in this role.  There were no material changes to the facility agreement resulting from this transaction.

4.  Earnings Per Share Data

             The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2001	2000

Basic:
Net income	$2,130	$1,610
Average shares outstanding	12,236	11,849
Basic earnings per share	$0.17	$0.14

Diluted:
Net income	$2,130	$1,610
Average shares outstanding	12,236	11,849
Net effect of dilutive stock options—based on the treasury stock method	386	540
Total diluted shares	12,622	12,389

Diluted earnings per share	$0.17	$0.13

5.  Operating Segments

             Option Care has two identifiable operating segments: infusion and services and specialty pharmacy. The infusion and services operating segment derives revenue primarily from home infusion and other home health care services, royalties earned under franchise agreements, and software sales, support fees and training charges. The specialty pharmacy operating segment derives revenue primarily from the dispensing of injectable and other specialty pharmaceutical products to patients and physicians under managed care contracts.  Inter-segment sales in 2000 were recorded at cost and there is no profit or loss on inter-segment sales or transfers.  In 2001, no inter-segment sales have been recorded, because sales from the specialty pharmacy segment to the infusion and services segment are now being accounted for as cost of goods transfers.

	Three Months Ended March 31, 2001			Three Months Ended March 31, 2000
	Infusion & Services	Specialty Pharmacy	Total	Infusion & Services	Specialty Pharmacy	Total

Net sales to external customers	$34,089	$11,816	$45,905	$24,056	$8,840	$32,896
Inter-segment net sales	—	—	—	—	1,512	1,512
Gross profit	14,080	1,536	15,616	11,692	1,366	13,058
Operating income	2,902	906	3,808	2,231	695	2,926
Total assets	$71,518	$5,184	$76,702	$52,307	$4,296	$56,603

             In the third quarter of 2000, the Company reclassified Human Growth Hormone operations from the infusion and services segment into the specialty pharmacy segment. The revenue reclassified for the first quarter of 2000 was $1,631. Reclassifications of gross profit and operating profit related to this revenue had no material impact.

6.  Acquisitions

             On January 16, 2001, the Company purchased certain assets and the ongoing operations of the Option Care franchise office located in Columbus, Ohio.  The business purchased included a home infusion franchise, a home health agency operating from sites in Columbus and Fairborn (Dayton), Ohio, and a network management business.  In addition, effective February 1, 2001, the Company acquired an independent home infusion and home health provider located in the Los Angeles suburb of Thousand Oaks, California. The aggregate cash purchase price paid at closing for these transactions, net of cash acquired, was $1,653.  An additional $1,168 was paid immediately subsequent to closing for the liquidation of liabilities assumed under the purchase agreement.  The company also paid $214 of additional consideration for prior acquisitions.  The entire $3,035 was paid with funds borrowed under the Company's revolving line of credit. In addition to the amounts paid at closing, the Company entered into agreements with the sellers of each acquired business, whereby additional consideration will be payable in cash in 2001 and 2002 if certain financial targets are reached. Any such amounts to be paid out under these agreements will be recorded as additional goodwill in the period in which the amounts due become certain.

             The purchase method of accounting was used to record the acquisitions and $2,173 of goodwill was recorded. The accompanying condensed financial statements include the results of operations of all acquired businesses from the date of acquisition.

             The unaudited pro-forma results of operations of the Company, presented as if the acquisitions completed over the last three quarters had occurred as of January 1, 2000, are as follows:

	Three Months Ended March 31,
	2001	2000
Net revenue	$46,927	$39,489
Net income	$2,186	$1,914
Net income per diluted share	$0.17	$0.15

7.  Subsequent Events

             On April 6, 2001, Option Care acquired the assets of the St. Louis, Missouri home infusion pharmacy business of American Home Patient, Inc.  Also, on April 10, 2001, the Company acquired the assets of Park Infusion Services, L.P., an independent business operating a home infusion pharmacy in the Tampa/St.Petersburg, Florida metropolitan area.  The aggregate purchase price for these acquisitions was $1,024, paid in cash.  Additional consideration, up to a maximum of $630, will be payable in cash in 2001, 2002, and/or 2003 if certain financial targets are reached.

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations

             The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are or will be forward-looking, such as statements relating to acquisitions and other business developments activities, future capital expenditures and the effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting businesses of the Company and its franchisees relating to acquisitions and divestitures (including continuing obligations with respect to completed transactions), sales and renewals of franchises, government and regulatory policies (including federal, state and local efforts to reform the delivery of and payment for healthcare services), general economic conditions (including economic conditions affecting the healthcare industry in particular), the pricing and availability of equipment and services, technological developments and changes in the competitive environment in which the Company operates.

Discussion of Results of Operations for the First Quarter ended March 31, 2001
(in thousands, expect per share amounts)

REVENUE—

		Three Months Ended March 31,
	2001	% of total	2000	% of total

Infusion and services:
Infusion therapy & other healthcare services	$31,123	67.8%	$20,885	63.4%
Royalty fees	2,125	4.6%	2,191	6.7%
Product sales and other	841	1.8%	980	3.0%
Total infusion and services	$34,089	74.2%	$24,056	73.1%
Specialty pharmacy	11,816	25.8%	8,840	26.9%
Total revenue	$45,905	100.0%	$32,896	100.0%

Growth over prior period	$13,009	39.5%

             Total revenue for the three months ended March 31, 2001 was $45,905, which is an increase of $13,009, or 39.5%, over the total revenue of $32,896 reported for the three months ended March 31, 2000. Total revenue for the three months ended March 31, 2001 represents the ninth consecutive quarter of revenue growth and represents an all time high of revenue for a quarter in the Company's 21 years of existence. The three-month period ended March 31, 2001 also represents the fifth straight quarter in which revenue grew by at least 10% over the same quarter of the prior year.

             The infusion and services segment revenue is comprised primarily of infusion therapy and other healthcare services revenue, royalties from franchises, and sales and support of healthcare software products.  Infusion therapy and other healthcare services revenue in the first quarter of 2001 increased $10,238, or 49.0%, over the first quarter of 2000.  Of this increase, 51.9%, or $5,315, was generated by offices acquired over the past three quarters.  The remaining $4,923 increase can be attributed to same store sales growth generated by the Company’s owned locations.

             Royalty fee revenues in the first quarter of 2001 declined by $66, or 3.0%, over the first quarter of 2000. The Company’s acquisition of four Option Care franchises over the past three quarters was the primary reason for the decline. Product sales and other revenue for the first quarter of 2001 declined by $139, or 14.2%, compared to the first quarter of 2000.  The decline was primarily due to slower sales of MBI software products.

             Specialty pharmacy revenue for the first quarter of 2001 increased by $2,976, or 33.7%, over the first quarter of 2000.  This increase is primarily due to new managed care contracts and increased orders on existing managed care contracts.

GROSS PROFIT—

		Three Months Ended March 31,
	2001	% of sales	2000	% of sales

Infusion and services:
Infusion therapy and other healthcare services	$11,180	35.9%	$8,774	42.0%
Royalty fees	2,125	100.0%	2,191	100.0%
Product sales and other	775	92.2%	727	74.2%
Total infusion and services	$14,080	41.3%	$11,692	48.6%
Specialty pharmacy	1,536	13.0%	1,366	15.5%
Gross Profit	$15,616	34.0%	$13,058	39.7%

Growth over prior period	$2,558

             The gross profit margin for the first quarter of 2001 was 34.0%, which represents a decline of 5.7% from the gross profit margin of 39.7% in the first quarter of 2000.  The gross profit margin realized in the first quarter of 2001 for infusion therapy was 35.9%, representing a decline of 6.1% from the 42.0% margin realized in the first quarter of 2000. The decline was primarily due to an increase in the sale of high cost low margin pharmaceuticals.

             The specialty pharmacy gross margin for the first quarter of 2001 declined to 13.0% from 15.5% realized in the first quarter of 2000.  This was due to an increase in the sale of higher cost specialty pharmaceuticals.

OPERATING EXPENSES—

		Three Months Ended March 31,
	2001	% of revenue	2000	% of revenue

S, G & A expenses	$11,020	24.0%	$9,187	28.0%
Provision for doubtful accts	564	1.2%	788	2.4%
Amortization of goodwill	224	0.5%	157	0.5%
Total operating expenses	$11,808	25.7%	$10,132	30.9%

Increase over prior period	$1,676

             Total operating expenses of $11,808 for the three months ended March 31, 2001 were $1,676, or 16.5%, higher than for the three months ended March 31, 2000. This increase is primarily attributable to a $1,365 increase in salaries, wages, and related costs.  Acquisitions made over the last three quarters account for $787, or 57.6%, of the increase.  Much of the remaining increase in salaries and related costs is due to an increased focus on sales and marketing and on technology improvements, resulting in increases in staffing to those areas.  An increase in the cost of Option Care’s health insurance benefits has also contributed to the growth in these expenses. Most of the remaining increase in selling, general, and administrative expenses is due to facility-related costs that have increased due to the Company’s recent acquisitions.

             Despite the overall dollar increase in operating expenses in the first quarter of 2001 over the first quarter of 2000, operating expenses have declined as a percentage of revenue.  This is due to the Company’s increase in sales of specialty pharmaceuticals, which sales typically have lower operating costs as a percentage of revenue.

             The provision for doubtful accounts declined as a percentage of revenue to 1.2% for the first quarter of 2001 from 2.4% for the first quarter of 2000. The decline is primarily attributable to the change in the Company's revenue mix toward specialty pharmacy revenue. Historically, the specialty pharmacy operating segment has incurred lower bad debt expense than the infusion and services operating segment.

             Goodwill amortization increased in dollars by 42.7% primarily due to the Company’s acquisitions completed during the past three quarters.  However, due to the increase in revenues over the same period, goodwill amortization remained equal to 0.5% of net revenue.

INTEREST EXPENSE—

             Interest expense increased by $90, or 35.9%, to $341 for the three months ended March 31, 2001 from $251 for the corresponding period in the prior year.  This was primarily due to the additional borrowing incurred to fund the Company's acquisitions made in the third and fourth quarters of 2000 and the first quarter of 2001.

INCOME TAXES—

             The effective income tax rate for the first quarter of 2001 was 38.7%, which represents a slight increase from the 38.0% effective income tax rate in the first quarter of 2000.  This is due to the projected increase in the Company’s pre-tax income in 2001 versus 2000, which would increase the Company’s statutory federal income tax rate from 34% to 35%.

EARNINGS PER SHARE—

             As a result of the above noted increases, the Company reported earnings per diluted share of $0.17 for the first quarter of 2001, an increase of $0.04, or 30.7%, over the $0.13 earnings per diluted share for the same period in 2000.

             Total diluted shares for the first quarter of 2001 increased to 12,622 from 12,389 for the first quarter 2000.  This 1.9% increase was primarily due to the exercise of stock options and the issuance of shares under the 2000 Employee Stock Purchase Plan.

Liquidity and Capital Resources

CASH AND CASH EQUIVALENTS—

             As of March 31, 2001, the Company had no cash and cash equivalents, in line with the amount of cash and cash equivalents at December 31, 2000.  The Company has instituted a policy of using excess cash balances, if any, to retire outstanding debt under its revolving credit agreement.

NET CASH FLOWS—

             Net cash flow used by operations for the three months ended March 31, 2001 was $5,289, compared to $2,137 provided by operations during the same period in 2000. This $7,426 decline was primarily due to an increase in accounts receivable in the first quarter of 2001 resulting from the increased sales and new business acquisitions over this period.  Another factor was the assumption and subsequent payment of $1,171 of accounts payable related to business acquisitions in the first quarter of 2001. Also, the reduction in inventories of $1,310 in the first quarter of 2000 was responsible for a portion of the period-to-period change. This inventory reduction was a nonrecurring event that resulted from stocking up on inventory at the end of 1999 as a hedge against possible Year 2000 issues.

             Net cash flow used in investing activities in the first quarter of 2001 was $2,392, a decrease of $154 over the $2,238 used in the first quarter of 2000.  Payments for equipment increased by $213 in the first quarter of 2001 over the first quarter of 2000, primarily due to $211 spent for revenue-producing equipment (H.M.E. rental equipment) and $82 spent for new software development projects.  Payments for acquisitions, net of cash acquired, equaled $1,867 in the first quarter of 2001 compared to $1,930 in the first quarter of 2000.  The 2001 payments consisted of $1,653 for the new acquisition of businesses in Columbus, Ohio and Thousand Oaks, California, and $214 in additional consideration paid for 1996 and 1997 acquisitions.  The $1,930 paid in the first quarter of 2000 entirely consisted of additional consideration paid on 1996 and 1997 acquisitions.

             Net cash flow provided by financing activities increased to $7,681 in the first quarter of 2001 compared to $101 in the first quarter of 2000.   The increase was primarily due to additional borrowings on the Company’s revolving credit facility to fund acquisitions completed in the first quarter of 2001.

LONG TERM DEBT—

	3/31/01	% of total	12/31/00	% of total	3/31/00	% of total

Revolving credit agreement	$15,455	82.9%	$9,609	75.2%	$10,904	98.1%
Acquisition line	3,000	16.1%	3,000	23.5%	—	0.0%
Capital leases	78	0.4%	58	0.4%	82	0.7%
Other long term debt	110	0.6%	117	0.9%	134	1.2%
Total debt outstanding	$18,643	100.0%	$12,784	100.0%	$11,120	100.0%

Increase from prior period	$5,859	45.8%	$1,664	15.0%

             Total debt outstanding of $18,643 as of March 31, 2001 increased by $5,859, or 45.8%, over the amount of long-term debt held as of December 31, 2000. The increase was largely the result of borrowings made by the Company in the first quarter of 2001 to fund acquisitions and their associated operating cash needs. Also, the increase in accounts receivable during the first quarter of 2001, which was the result of higher company revenues during that period, resulted in reduced cash flows from operations and higher borrowing requirements.  The total $18,643 debt outstanding as of March 31, 2001 represents an increase of $7,523, or 67.7%, over the amount of debt outstanding at March 31, 2000.  Again, borrowings to fund acquisitions in the third and fourth quarters of 2000 and the first quarter of 2001 were the primary reason for the increase.

             Management believes that cash flow from operations and availability under the Loan Agreement will be sufficient to meet the cash needs of the business for the immediate future. In the event that additional capital is required, management cannot assure that such capital can be obtained on terms acceptable to the Company.

GOODWILL AND OTHER INTANGIBLE ASSETS—

             Goodwill and other intangible assets, net, at March 31, 2001 was $29,839, an increase of $2,815 over the $27,024 at December 31, 2000. The increase was primarily due to the Company's acquisitions made during the first quarter of 2001, plus additional consideration calculated on one of the Company’s 2000 acquisition agreements. The goodwill and other intangible assets generated from the Company’s acquisitions in the first quarter of 2001 were equal to the excess of the purchase price over the fair market value of the tangible assets acquired.

             Total net goodwill and other intangible assets declined as a percentage of total assets from 40.4% at December 31, 2000 to 38.9% at March 31, 2001.  This decline occurred primarily because accounts receivable and various other tangible assets increased due to revenue growth at a faster pace than the increase in goodwill and other intangible assets. Total net goodwill and other intangible assets increased as a percentage of stockholders' equity from 69.9% at December 31, 2000 to 72.5% at March 31, 2001, due primarily to the acquisitions completed in the first quarter of 2001.

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

             If a reduced set of average wholesale prices became the standard by which we are reimbursed by government payors or private payors, this could have a material adverse effect on our business, financial condition, and results of operations, including reducing the pricing and margins on certain of our products. In addition, there are currently various proposals under development to enact healthcare reform on national, state and local levels. It is not possible at this time to predict the cash flow impact, if any, which any such changes may have on Option Care or any other providers of home healthcare services. For the three months ended March 31, 2001, approximately 16% of the Company's total revenue was generated from governmental agencies.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

             Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

             None

ITEM 2.  Changes in Securities and Use of Proceeds

             None

ITEM 3.  Defaults Upon Senior Securities

             None

ITEM 4.  Submission of Matters to a Vote of Security Holders

             None

ITEM 5.  Other Information

             None

ITEM 6(a).  Exhibits

             See Exhibit Index

ITEM 6(b).  Reports on Form 8-K

             Option Care did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTION CARE, INC.
Date: May 15, 2001	By:	Carla M. Pondel Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number

3.1	Certificate of Incorporation of the Registrant, together with Certificate of Amendment thereto filed February 18, 1992. Filed as Exhibit 3(a) to the Company's Registration Statement (No. 33–45836) dated April 15, 1992 and incorporated by reference herein.
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant filed March 25, 1992. Filed as Exhibit 3(c) to the Company's Registration Statement (No. 33–45836) dated April 15, 1992 and incorporated by reference herein.
3.3	Restated By–laws of the Registrant dated June 1, 1994. Filed as Exhibit 10.5 to the Company's Annual Report on Form 10–K for the year ending December 31, 1994 and incorporated by reference herein.