Form 10-Q
period 2001-06-30
OPTION CARE INC/DE
filed 2001-08-14
CIK 884064

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Commission file number 0-19878

OPTION CARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3791193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Corporate North, Suite 212 Bannockburn, Illinois	60015
(Address of principal executive office)	(zip code)

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

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Issued and Outstanding
as of July 31, 2001

Common Stock - .01 par value	12,422,206

INDEX

OPTION CARE, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2001	December 31, 2000
	(Unaudited)	(Note 1)

Assets
Current assets:
Cash and cash equivalents	$–	$–
Accounts receivable, net	40,353	28,845
Inventories, net	4,398	2,320
Deferred tax asset	2,957	3,308
Other current assets	1,736	900

Total current assets	49,444	35,373
Equipment and other fixed assets, net	5,615	4,182
Goodwill, net	31,008	25,859
Other assets	1,913	1,411

Total assets	$87,980	$66,825

Liabilities and stockholders' equity
Current liabilities:
Cash overdraft	$1,352	$770
Current portion of long-term debt	27,401	833
Trade accounts payable	6,997	5,854
Other current liabilities	5,450	6,922

Total current liabilities	41,200	14,379
Long–term debt, less current portion	121	11,951
Other liabilities	2,099	1,423
Minority interest	427	404

Total liabilities	43,847	28,157

Stockholders' equity:
Preferred stock, $.01 par value per share, 5,000,000 shares
authorized, no shares issued or outstanding	–	–
Common stock, $.01 par value per share, 30,000,000 shares
authorized, 12,415,596 and 12,134,961 shares issued and outstanding at June 30, 2001 and December 31, 2000	124	121
Common stock to be issued, 36,773 and 124,901 shares at June 30,
2001 and December 31, 2000	239	352
Other stockholders' equity	43,770	38,195

Total stockholders' equity	44,133	38,668

Total liabilities and stockholders' equity	$87,980	$66,825

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue	$49,903	$33,150	$95,808	$65,921
Cost of revenue	32,556	20,254	62,845	39,967

Gross profit	17,347	12,896	32,963	25,954
Selling, general and administrative expenses	11,921	9,125	23,004	18,312
Provision for doubtful accounts	847	555	1,411	1,344
Amortization of goodwill	237	157	462	314

Total operating expenses	13,005	9,837	24,877	19,970

Operating income	4,342	3,059	8,086	5,984
Interest expense	(413)	(198)	(754)	(449)
Other expense, net	(73)	(112)	-	(191)

Income before income taxes	3,856	2,749	7,332	5,344
Income tax provision	1,515	1,027	2,860	2,013

Net income	$2,341	$1,722	$4,472	$3,331

Net income per common share:
Basic	$0.19	$0.14	$0.36	$0.28

Diluted	$0.18	$0.14	$0.35	$0.27

Shares used in computing net income per share:
Basic	12,403	11,968	12,324	11,968

Diluted	12,967	12,433	12,792	12,434

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,

	2001	2000

Cash flows from operating activities:
Net income	$4,472	$3,331
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,794	1,468
Provision for doubtful accounts	1,411	1,344
Other	514	—
Changes in assets and liabilities:
Accounts receivable	(9,585)	(2,155)
Inventory	(457)	1,874
Change in other current assets and current liabilities	(2,380)	(3,663)

Net cash provided (used) by operating activities	(4,231)	2,199

Cash flows from investing activities:
Purchases of equipment and other, net	(1,329)	(562)
Additions to other assets, net	112	(47)
Payments for acquisitions, net of cash acquired	(10,320)	(2,255)

Net cash used in investing activities	(11,537)	(2,864)

Cash flows from financing activities:
Increase (decrease) in cash overdraft	582	(2,405)
Net borrowing on credit agreements	14,741	2,980
Payments on capital leases and other debt	(34)	(102)
Proceeds from issuance of stock	479	192

Net cash provided by financing activities	15,768	665

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2001
(Unaudited)
(in thousands, except per share amounts)

1.  Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

             The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

             For further information, refer to the consolidated financial statements and footnotes thereto included in Option Care’s Report on Form 10-K for the year ended December 31, 2000.

             Certain amounts in the period ended June 30, 2000 have been reclassified to conform to the June 30, 2001 presentation.

2.  Long-Term Debt

             On February 5, 1999, we entered into a $25,000 Loan and Security Agreement with Banc of America Commercial Finance Corporation. This agreement provided for borrowing up to $25,000 on revolving loans. On June 30, 2000, the agreement was amended and restated to increase the total facility to $40,000, consisting of $25,000 available on revolving loans, plus $15,000 available under term loans. The purpose of the amendment was to provide us with the available capital to acquire selected franchises and other healthcare companies upon approval by the lenders and by our board of directors. Under the revised agreement, we were able to enter into term loans from June 30, 2000 through June 30, 2001. Repayment under the term loan will be made on a four-year amortization schedule, with the first payment due July 1, 2001.  The entire balance is due February 2002 and therefore is reflected in the current portion of long-term debt.  We would be subject to early termination fees if the loan were terminated prior to its natural expiration.

             Availability under the revolving loan portion of the facility is related to percentages of outstanding accounts receivable and inventory balances, less certain ineligible amounts, as defined in the facility. Overall borrowings allowable under the revolving credit facility are limited to the lesser of $25,000 or the total allowable collateral base.

             The loan facilities require us to meet certain financial covenants including a fixed charge coverage ratio, a debt ratio, and a debt to operating cash flow ratio.  We are also subject to limitations on annual capital expenditures, the ability to make acquisitions, the ability to declare cash dividends and various other matters.

             Under the current facility agreement, we may elect interest rates on the revolving loan ranging from LIBOR plus 2.125%, to the bank's reference rate. Interest on the term loan ranges from LIBOR plus 3.200%, to the bank's reference rate plus 1%.

          On April 13, 2001, GE Capital Commercial Finance, Inc. became the agent on our $40,000 credit facility, replacing Banc of America Commercial Finance Corporation in this role.  There were no material changes to the facility agreement resulting from this transaction.

             As of June 30, 2001, we had $17,101 outstanding under the revolving credit facility and $10,250 outstanding under the term loan. The average interest rates for the second quarter of 2001 on outstanding borrowings under the revolving loan were 6.9% and under the term loan were 7.8%.

3.  Earnings Per Share Data

             The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Basic:
Net income	$2,341	$1,722	$4,472	$3,331

Average shares outstanding	12,403	11,968	12,324	11,968

Basic earnings per share	$0.19	$0.14	$0.36	$0.28

Diluted:
Net income	$2,341	$1,722	$4,472	$3,331

Average shares outstanding	12,403	11,968	12,324	11,968
Net effect of dilutive stock options – Based on the treasury stock method	564	465	468	466

Total diluted shares	12,967	12,433	12,792	12,434

Diluted earnings per share	$0.18	$0.14	$0.35	$0.27

4.  Operating Segments

             As of June 30, 2001, we have two identifiable operating segments: the local pharmacy division (formerly called “infusion and services”) and the regional specialty pharmacy division (formerly called “specialty pharmacy”). The local pharmacy division derives revenue through our nationwide network of 129 owned and franchised locations.  Revenue consists of infusion therapy and specialty pharmaceuticals provided by company-owned locations, royalties from franchised pharmacy locations, sales and support of Management by Information, Inc. software, and other sources.  The regional specialty pharmacy division derives revenue primarily from the dispensing of specialty injectable pharmaceutical products to patients’ homes or physicians’ offices from three regional distribution centers.  Inter-division sales in 2000 were recorded at cost and there was no profit or loss on inter-division sales or transfers.  In 2001, no inter-division sales have been recorded. Sales from the regional specialty pharmacy division to the local pharmacy division are being accounted for as cost of goods transfers.

	Three months ended June 30,

	2001			2000

	Local Pharmacy	Regional Specialty Pharmacy	Total	Local Pharmacy	Regional Specialty Pharmacy	Total

Net sales to external customers	$37,026	$12,877	$49,903	$23,950	$9,200	$33,150
Inter-segment net sales	–	–	–	–	1,885	1,885
Gross profit	16,045	1,302	17,347	11,713	1,183	12,896
Operating income	$3,833	$509	$4,342	$2,583	$476	$3,059

	Six months ended

	June 30,
	2001			2000

	Local Pharmacy	Regional Specialty Pharmacy	Total	Local Pharmacy	Regional Specialty Pharmacy	Total

Net sales to external customers	$71,115	$24,693	$95,808	$47,880	$18,041	$65,921
Inter-segment net sales	–	–	–	–	3,396	3,396
Gross profit	30,125	2,838	32,963	23,405	2,549	25,954
Operating income	6,672	1,414	8,086	4,813	1,171	5,984

Total assets	$82,396	$5,584	$87,980	$54,335	$4,161	$58,496

In the third quarter of 2000, we reclassified certain Human Growth Hormone operations from the local pharmacy division to the regional specialty pharmacy division. The revenue reclassified for the three months ended June 30, 2000 was $1,642 and the six months ended June 30, 2000 was $3,274.  The reclassification increased regional specialty pharmacy division gross profit by $195 for the three months ended June 30, 2000 and $415 for the six months ended June 30, 2000.  Due to the reclassification, regional specialty pharmacy operating income increased by $81 for the three months ended June 30, 2000 and $195 for the six months ended June 30, 2000. The reclassification had no impact on total division assets.

5. Significant Customer

             We generate revenue from managed care contracts and other agreements with commercial third party payors.  Our principal managed care contract is with Blue Cross Blue Shield of Florida which contracts with us through our regional specialty pharmacy located in Miami, Florida.  Approximately 72% of the regional specialty pharmacy revenue and 23% of the total pharmacy revenue (revenue excluding royalties, sale and support of MBI software and other revenue) for the three and six months ended June 30, 2001 was related to this contract.  In 2000, 1999, and 1998, approximately 27%, 25% and 22% of our total pharmacy revenue and approximately 74%, 77% and 76% of our regional specialty pharmacy revenue was related to this contract.  The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each March for an additional one-year term.  At the beginning of the three months ended June 30, 2001, we agreed to price reductions under this contract.

6. Acquisitions

             We acquired eight local pharmacies through five separate asset acquisitions in the second quarter of 2001. On April 6, 2001, we purchased certain assets and the ongoing home infusion operations of American Homepatient, Inc. in the St. Louis, Missouri metropolitan area.  On April 10, 2001, we purchased certain assets and the continuing operations of Park Infusion Services, L.P., a home infusion provider in the St. Petersburg, Florida area.  On May 25, 2001, we acquired selected assets and the ongoing infusion operations of CM Healthcare Resources, Inc. in the Chicago, Illinois area.  The effective date of this acquisition was May 1, 2001. On June 12, 2001, we acquired certain assets and the ongoing home infusion service operations of IVTX, Inc., doing business as Express Scripts Infusion Services, in the following markets: Baltimore, Maryland, Newark, New Jersey, St. Louis, Missouri, Philadelphia, Pennsylvania, and Dallas and Houston, Texas.  Finally, on June 29, 2001, we acquired selected assets of MedCare@Home, LLC, which operated a home infusion pharmacy business in Dallas, Texas.  The aggregate purchase price for these acquisitions was $8,407 paid in cash at the closings with up to an additional $2,130 payable in cash through 2003 if certain financial targets are met.  Of the total cash paid at the closings, $7,250 was paid from borrowings under our term loan facility.  The remaining $1,157 was paid for with funds borrowed under our revolving line of credit.  Any additional amounts to be paid out under these agreements will be recorded as additional goodwill in the period in which the amounts due become certain.  In addition to the amounts paid for the new acquisitions, we also paid $75 in additional consideration for a prior acquisition.

             The purchase method of accounting was used to record the new acquisitions and $2,504 of goodwill was recorded. The accompanying condensed financial statements include the results of operations of all acquired businesses from the effective date of acquisition.

             Our unaudited pro forma results of operations, presented as if the acquisitions completed between January 1, 2000 and June 30, 2001 had occurred as of January 1, 2000, were as follows:

	Six Months Ended June 30,

	2001	2000

Revenue	$121,001	$106,588

Net income	4,623	4,107

Net income per diluted share	$0.36	$0.33

7. New Accounting Pronouncements

             In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (SFAS No. 141 and SFAS No. 142).  Under the new rules, effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives, related to acquisitions prior to June 30, 2001, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  In addition, goodwill and intangible assets deemed to have indefinite lives, related to acquisitions subsequent to June 30, 2001, will not be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.

             If we adopted the non-amortization provisions of SFAS No. 142, effective January 1, 2001, net income for the six months ended June 30, 2001 would have been increased $312 ($0.02 per share).  During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and we have not yet determined what the effect of these tests would be on the earnings and our financial position.

8. Subsequent Events

             On July 26, 2001, we filed a Form S-3 Registration Statement with the Securities and Exchange Commission for the offer and sale by us of 3,000 shares of our common stock.

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures and the effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us, or on our behalf. These risks and uncertainties include, but are not limited to, uncertainties affecting our businesses and our franchisees relating to acquisitions and divestitures (including continuing obligations with respect to completed transactions), sales and renewals of franchises, government and regulatory policies (including federal, state and local efforts to reform the delivery of and payment for healthcare services), general economic conditions (including economic conditions affecting the healthcare industry in particular), the pricing and availability of equipment and services, technological developments and changes in the competitive environment in which we operate.

OVERVIEW

We provide pharmacy services to patients on behalf of managed care organizations and other third party payors.  We contract with payors to provide infusion therapy, specialty pharmacy and other related services to patients at home or at other alternate-site settings, such as physicians’ offices.  As of June 30, 2001, our pharmacy and related services are provided locally through our nationwide network of 129 owned and franchised pharmacy locations and through our three regional specialty pharmacies which operate under the name OptionMed™.  For the six months ended June 30, 2001, approximately 49.8% of our revenue was generated from home infusion therapy and related services (excluding specialty injectable pharmaceuticals, some of which may also be infused), 44.3% from the sale of specialty injectable pharmaceuticals, 4.4% in royalties from our franchised pharmacy locations, and 1.5% from other sources.

We operate our business in two segments – our local pharmacy division (formerly called “infusion & services”) and our regional specialty pharmacy division (formerly called “special pharmacy”).  Summarized information about revenue for the three months ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000 in each division is provided in the following table:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Local pharmacy:
Infusion and specialty pharmacy	68.6%	63.7%	68.3%	63.7%
Royalties	4.2	6.6	4.4	6.6
Sale and support of MBI software	0.8	1.5	0.9	1.9
Other revenue	0.6	0.4	0.6	0.4

Total local pharmacy	74.2	72.2	74.2	72.6
Regional specialty pharmacy	25.8	27.8	25.8	27.4

Total revenue	100.0%	100.0%	100.0%	100.0%

Most of our revenue is generated from managed care contracts and other agreements with commercial third party payors.  Our principal managed care contract is with Blue Cross Blue Shield of Florida which contracts with us through our regional specialty pharmacy located in Miami, Florida.  Approximately 72% of our regional specialty pharmacy revenue and 23% of the total pharmacy revenue (revenue excluding royalties, sale and support of MBI software and other revenue) for the three and six months ended June 30, 2001 was related to this contract.  The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each March for an additional one-year term.  At the beginning of the three months ended June 30, 2001, we agreed to price reductions under this contract.

For the three and six months ended June 30, 2001, approximately 16% of our total pharmacy revenue came from governmental programs such as Medicare and Medicaid.

Many governmental payors reimburse us for some pharmaceuticals based on that pharmaceutical’s average wholesale price.  We have also contracted with a number of private payors to sell at AWP or a percentage discount off AWP.  AWP for most pharmaceuticals is compiled and published by private companies, including First DataBank, Inc. It has been reported that there are currently several lawsuits pending against manufacturers of certain pharmaceuticals.  These government investigations and lawsuits involve allegations that manufacturers have misrepresented to First DataBank the actual selling price of certain pharmaceuticals. First DataBank has announced that it will base AWP on market prices certified by the manufacturer. First DataBank has published a Market Price Survey that reduces the AWP significantly for a number of the products we currently supply to patients. We cannot predict the eventual results of these investigations, nor the changes made in AWP by First DataBank.  If AWPs on the products we purchase were reduced, our gross profit margins could be narrowed.

Since March 31, 2001, we have acquired eight local pharmacies through five separate asset acquisition agreements. After consolidations with our existing company-owned local pharmacies these acquisitions will provide us with four new company-owned local pharmacy locations.  The aggregate purchase price for these acquisitions was $8,406,694 paid in cash at closing, with up to an additional $2,130,000 payable in cash through 2003 if certain financial targets are met.  Acquisitions constitute an integral part of our long-term growth strategy and we continue to evaluate acquisition opportunities.

RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

The following table shows certain statement of income items expressed as a percentage of revenue for the three months ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000.

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Local pharmacy	42.0%	36.9%	42.8%	37.1%
Regional specialty pharmacy	23.2%	24.2%	22.8%	23.5%

Total cost of revenue	65.2%	61.1%	65.6%	60.6%

Gross profit	34.8%	38.9%	34.4%	39.4%

Operating expenses:
Selling, general and administrative	23.9%	27.5%	24.0%	27.8%
Provision for doubtful accounts	1.7%	1.7%	1.5%	2.0%
Amortization of goodwill	0.5%	0.5%	0.5%	0.5%

Total operating expenses	26.1%	29.7%	26.0%	30.3%

Operating income	8.7%	9.2%	8.4%	9.1%

Other expenses:
Interest expense	(0.8)%	(0.6)%	(0.7)%	(0.7)%
Other income (expense), net	(0.2)%	(0.3)%	–	(0.3)%

Total other expense, net	(1.0)%	(0.9)%	(0.7)%	(1.0)%

Income before income taxes	7.7%	8.3%	7.7%	8.1%
Provision for income taxes	3.0%	3.1%	3.0%	3.0%

Net income (loss)	4.7%	5.2%	4.7%	5.1%

Three Months Ended June 30, 2001 and 2000

Revenue for the three months ended June 30, 2001 was $49,903, which is an increase of $16,753, or 50.5%, over the revenue of $33,150 reported for the three months ended June 30, 2000.

Infusion therapy and specialty pharmacy revenue from our local pharmacy division in the second quarter of 2001 increased $13,137, or 62.2%, over the revenue of $21,112 reported in the second quarter of 2000.  An increase of $8,673, or 41.1%, was generated by pharmacies acquired during the past twelve months.  The remaining increase of $4,464, or 21.1%, is attributable to same-store sales growth generated by company-owned local pharmacies.

Regional specialty pharmacy revenue for the second quarter of 2001 increased by $3,677, or 40.0%, over the revenue of $9,200 reported for the three months ended June 30, 2000.

Royalty fee revenue in the second quarter of 2001 declined by $90, or 4.1%, over the second quarter of 2000.  Termination of certain of our franchisee agreements and our acquisition of four Option Care franchises over the past twelve months were the primary reasons for the decline.

Revenues from sales and support of our MBI software for the second quarter of 2001 declined by $119, or 23.6%, compared to the second quarter of 2000.  The decline was primarily due to a reduction in new sales of the current MBI products, largely the result of a shift in focus toward developing new and improved software products.

The gross profit margin for the second quarter of 2001 was 34.8%, which represents a decrease of 4.1% from the gross profit margin of 38.9% in the second quarter of 2000.  This decline was due to our overall increase in sales of specialty pharmaceuticals, which typically have lower margins, and partially as a result of price reductions which took effect at the beginning of the second quarter of 2001 under our contract with Blue Cross Blue Shield of Florida.

The gross profit margin realized in the second quarter of 2001 from our local pharmacy division (excluding royalties) was 39.9%, representing a decline of 3.8% from the 43.7% margin realized in the second quarter of 2000.  The decline, which was anticipated, was primarily due to an increase in the sale of higher cost, lower margin specialty pharmaceuticals by our company-owned local pharmacies.

The regional specialty pharmacy gross profit margin for the second quarter of 2001 declined to 10.1% from 12.9% in the second quarter of 2000.  This was primarily due to in a shift of the specialty pharmacy business from a traditional medical benefit to a pharmacy benefit and price reductions under our contract with Blue Cross Blue Shield of Florida.

Total operating expenses of $13,005 for the three months ended June 30, 2001 were $3,168, or 32.2%, higher than for the three months ended June 30, 2000.  This increase is primarily attributable to acquisitions made over the last twelve months which account for $2,267, or 71.6%, of the increase.  Much of the remaining increase in operating expenses is due to a greater focus on sales and marketing and on technology improvements, resulting in increases in staffing to those areas.  An increase in our cost of health insurance benefits has also contributed to the growth in these expenses.

Despite the overall dollar increase in operating expenses in the second quarter of 2001 over the second quarter of 2000, operating expenses have declined as a percentage of revenue from 29.7% to 26.1%.  This is primarily due to the increase in sales of specialty pharmaceuticals, in both of our divisions.  There are lower operating costs associated with the sale of specialty pharmaceuticals than from the sale of our other pharmaceutical products.

The provision for doubtful accounts was unchanged for the three months ended June 30, 2001, at 1.7% of revenue, compared to the second quarter of 2000.

Goodwill amortization increased by 51.0% for the three months ended June 30, 2001, compared to the same period in 2000, primarily due to our acquisitions completed over the past twelve months.  However, due to the increase in revenue over the same period, goodwill amortization remained equal to 0.5% of revenue for the three months ended June 30, 2001.

Interest expense increased by $215, or 108.6%, to $413 for the three months ended June 30, 2001 from $198 for the corresponding period in the prior year.  This was primarily due to the additional borrowing incurred to fund our acquisitions made over the past twelve months.

The effective income tax rate for the second quarter of 2001 was 39.3%, which represents an increase from the 37.4% effective income tax rate in the second quarter of 2000.  This increase is a result of the growth in our pre-tax income in 2001 versus 2000, which would increase our statutory federal income tax rate from 34% to 35%.

Net income improved 35.9% to $2,341, or $0.18 cents per diluted share for the three months ended June 30, 2001, compared to $1,722, or $0.14 cents per diluted share for the three months ended June 30, 2000.  This was due to increased revenue and a reduction in selling, general and administrative expenses as a percentage of revenue, which decreased from 27.5% to 23.9% for the three months ended June 30, 2001, more than offsetting the decline in operating margins and net income as a percentage of revenues.

Total diluted shares for the second quarter of 2001 increased to 12,967 from 12,433 for the second quarter 2000.  This 4.3% increase was primarily due to two factors: an increase in the number of nonqualified stock options that are “in the money” and the issuance of shares under the 2000 Employee Stock Purchase Plan.

Six Months Ended June 30, 2001 and 2000

Revenue for the six months ended June 30, 2001 was $95,808, which is an increase of $29,887, or 45.3%, over the revenue of $65,921 reported for the six months ended June 30, 2000.

Infusion therapy and specialty pharmacy revenue from our local pharmacy division in the six months ended June 30, 2001 increased $23,397, or 55.7%, over the revenue of $41,996 reported for the same period in 2000.  This increase is primarily attributed to revenue generated by acquisitions, which accounted for $13,989, or a 33.3% revenue increase, over the same period in 2000.  The remaining $9,408, or 22.4% revenue increase is attributable to same-store sales growth generated by company-owned local pharmacies.

Regional specialty pharmacy revenue for the six months ended June 30, 2001 increased by $6,652, or 36.9%, over the same period in 2000.  This increase is primarily due to new managed care contracts and increased orders on existing managed care contracts.

Royalty fee revenue in the six months ended June 30, 2001 declined by $156, or 3.5%, over the same period in 2000.  Termination of franchise agreements and our acquisition of four Option Care franchises over the past twelve months were the primary reasons for the decline.

Revenue from sales and support of our MBI software for the six months ended June 30, 2001 declined by $355, or 28.7%, compared to the same period in 2000.  The decline was primarily due to a reduction in new sales of the current MBI products, largely as a result of a shift in focus toward developing new and improved software products.

The gross profit margin for the six months ended June 30, 2001 was 34.4%, which represents a decline of 5.0% from the gross profit margin of 39.4% in the six months ended June 30, 2000.  This decline was primarily due to an overall increase in sales of specialty pharmaceuticals, which typically have lower margins, and partially as a result of price reductions which took effect at the beginning of the second quarter of 2001 under our contract with Blue Cross Blue Shield of Florida.

The gross profit margin realized in the first six months of 2001 from our local pharmacy division (excluding royalties) was 38.7%, representing a decline of 5.0% from the 43.7% margin realized in the first six months of 2000.  This decline, which was anticipated, was primarily due to an increase in the sale of higher cost, lower margin specialty pharmaceuticals by our company-owned local pharmacies.

The regional specialty pharmacy gross profit margin for the six months ended June 30, 2001 declined to 11.5% from 14.1% in the six months ended June 30, 2000. This was primarily due to in a shift of the specialty pharmacy business from a traditional medical benefit to a pharmacy benefit and price reductions which became effective at the beginning of the second quarter of 2001 under our contract with Blue Cross Blue Shield of Florida.

Total operating expenses of $24,877 for the six months ended June 30, 2001 were $4,907, or 24.6%, higher than for the six months ended June 30, 2000.  This increase is primarily attributable to acquisitions made over the last twelve months, which account for $3,593, or 73.2%, of the increase.  Much of the remaining increase in operating expenses is due to a greater focus on sales and marketing and on technology improvements, resulting in increases in staffing to those areas.  An increase in our cost of health insurance benefits has also contributed to the growth in these expenses.

Despite the overall dollar increase in operating expenses in the six months ended June 30, 2001 over the six months ended June 30, 2000, operating expenses have declined as a percentage of revenue from 30.3% to 26.0%.  This is primarily due to the increase in sales of specialty pharmaceuticals, in both of our divisions.  There are lower operating costs associated with the sale of specialty pharmaceuticals than from the sale of our other pharmaceutical products.

The provision for doubtful accounts for the six months ended June 30, 2001, was equal to 1.5% of revenue, compared to 2.0% for the six months ended June 30, 2000.  This reduction was due to an increase in the sale of specialty pharmaceuticals, which incur lower bad debt expense than infusion services because of increased collectability.

Goodwill amortization increased by 47.1% for the six months ended June 30, 2001, compared to the same period in 2000, primarily due to our acquisitions during the past twelve months.  However, due to the increase in revenue over the same period, goodwill amortization remained equal to 0.5% of revenue for the six months ended June 30, 2001.

Interest expense increased by $305, or 67.9%, to $754 for the six months ended June 30, 2001 from $449 for the corresponding period in the prior year.  This was primarily due to the additional borrowing incurred to fund our acquisitions made over the past twelve months.

The effective income tax rate for the six months ended June 30, 2001 was 39.0%, which represents an increase from the 37.7% effective income tax rate in the six months ended June 30, 2000.  This increase is a result of the growth in our pre-tax income in 2001 versus 2000, which would increase our statutory federal income tax rate from 34% to 35%.

Net income improved 34.3% to $4,472, or $0.35 cents per diluted share for the six months ended June 30, 2001, compared to $3,331, or $0.27 cents per diluted share for the six months ended June 30, 2000.  This was due to increased revenue, and a reduction in selling, general and administrative expense as a percentage of revenue, which decreased from 27.8% to 24.0% for the six months ended June 30, 2001, more than offsetting the decline in operating margins and net income as a percentage of revenue.

Total diluted shares for the six months ended June 30, 2001 increased to 12,792 from 12,434 for the six months ended June 30, 2000.  This 2.9% increase was primarily due to two factors: an increase in the number of nonqualified stock options that are “in the money” and the issuance of shares under the 2000 Employee Stock Purchase Plan.

Net cash flow used by operations for the six months ended June 30, 2001 was $4,321, compared to $2,199 provided by operations during the same period in 2000.  Of the overall $4,321 cash used in the six months just ended, acquisitions completed over the past twelve months used $5,769, while existing offices acquired before January 1, 2000 provided $1,538 in positive cash flow.  The major cause of our overall use of operating cash flow for the six months just ended was an increase in accounts receivable. Of the $9,585 increase in accounts receivable in the current year, $6,331 was attributable to new acquisitions and $3,254 to offices acquired before January 1, 2000.  For most of our recent acquisitions, accounts receivable were not acquired.  Therefore, as our new offices generated revenue, their accounts receivable grew, resulting in negative operational cash flows.  The $3,254 increase in accounts receivable for offices acquired before January 1, 2000 can be directly attributed to the increased revenue of those offices for the six months ended June 30, 2001 versus the same period in 2000.

Net cash flow used in investing activities in the six months ended June 30, 2001 was $11,537, an increase of $8,673 over the $2,864 cash used in the same period in 2000.  The major reason for the increased use of cash was payments for acquisitions, net of cash acquired, of $10,320, consisting of $10,029 paid at closing, plus $291 in subsequent payments.  For the six months ended June 30, 2000, $2,255 of cash was used for acquisitions, of which $223 related to a new acquisition and $2,032 consisted of additional consideration paid on 1996 and 1997 acquisitions.  Payments for equipment increased by $767, to $1,329 in the six months ended June 30, 2001 over the $562 spent in the six months ended June 30, 2000.  Of the $1,329 spent in the current year, $597 was spent on infrastructure improvements such as computer upgrades and leasehold improvements, $293 was spent for revenue-producing equipment (home medical rental equipment) and $439 was spent on new software development projects.

Net cash flow provided by financing activities was $15,768 in the six months ended June 30, 2001 compared to $665 provided in the first six months of 2000.  The increase was primarily due to additional borrowings of $7,250 on the term loan and an overall increase of $7,491 on our revolving credit facility to fund the cash purchase price and short-term operating cash flow needs of new acquisitions completed in the first six months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and acquisitions from operating cash flows and borrowings.  Our principal demands for liquidity are working capital, acquisition activities and debt service.

As of June 30, 2001, our loan facility provided for a secured revolving credit facility of up to $25,000 and an unsecured term loan facility of up to $15,000.  Under the term loan facility, we were able to enter into unsecured term loans until June 30, 2001.  Repayment under the term loan facility will be made on a four-year amortization schedule, with the first payment due July 1, 2001.  However, the entire balance is due February 2002.

Availability under the revolving credit facility is related to percentages of our outstanding accounts receivable and inventory balances, less certain ineligible amounts, as defined in the facility. Overall borrowings allowable under the revolving credit facility were limited to the lesser of $25,000 or the total allowable collateral base.

The loan facility requires us to meet certain financial covenants including a fixed charge coverage ratio, a debt ratio, and a debt to operating cash flow ratio.  We are also subject to limitations on annual capital expenditures, our ability to make acquisitions, our ability to declare cash dividends and various other matters.

As of June 30, 2001, we had an aggregate of $17,101 outstanding under the revolving credit facility with an average interest rate for the first six months of 2001 of 7.5%.  Also, as of June 30, 2001, we had an aggregate of $10,250 outstanding under the term loan with an average interest rate for the first six months of 2001 of 8.7%.

As of June 30, 2001, we had no cash and cash equivalents, which equals the amount of cash and cash equivalents on hand as of December 31, 2000.  Under our revolving credit facility, we can borrow or pay down on our existing debt on a daily basis.  We have instituted a policy of using excess cash balances, if any, to retire outstanding debt under our loan facility.

Total debt outstanding was $27,522 as of June 30, 2001, which represents an increase of $14,738, or 115.3%, over the amount of debt outstanding as of December 31, 2000.  The increase was largely the result of borrowings made by us in the first six months of 2001 to fund acquisitions and their associated working capital needs.  Also, the increase in accounts receivable during the first quarter of 2001, which was the result of higher company revenue from internal and acquisition growth during that period, resulted in reduced cash flows from operations and higher borrowing requirements.

We believe that cash flow from operations, amounts available under our revolving credit facility, and cash generated from the proceeds of the sale of our equity securities will be sufficient to meet our operating cash for the immediate future, including interest and principal repayments due under our existing term loan.  In the event that additional capital is required or we are unsuccessful in accessing the market for our common equity, management cannot assure that such capital can be obtained from other sources on terms acceptable to us, if at all.

Our business strategy includes the selective acquisition of additional local pharmacy facilities.  Accordingly, we may require additional capital in order to complete these acquisitions.  It is impossible to predict the amount of capital that may be required for acquisitions, and there is no assurance that sufficient financing for these activities will be available on terms acceptable to us.

Goodwill and Other Intangible Assets

As of June 30, 2001, goodwill and other intangible assets, net, was $32,653, an increase of $5,629 over the $27,024 at December 31, 2000. The increase was primarily due to our acquisitions made during the first six months of 2001, plus additional consideration calculated on one of our 2000 acquisitions. The goodwill and other intangible assets generated from our acquisitions in the second quarter of 2001 represents the excess of the purchase price over the fair market value of the tangible assets acquired.

Total net goodwill and other intangible assets declined as a percentage of total assets to 37.1% at June 30, 2001 from 40.4% as of December 31, 2000.  This decline occurred primarily because accounts receivable and other tangible assets increased at a faster pace than goodwill and other intangible assets.

Regulatory and Other Developments

Many governmental payors reimburse us for some pharmaceuticals based on the pharmaceutical’s average wholesale price. In many cases, we purchase pharmaceuticals at less than AWP. AWP for most pharmaceuticals is compiled and published by private companies, including First DataBank, Inc. It has been reported that there are currently several lawsuits pending against manufacturers of certain pharmaceuticals. These government investigations and lawsuits involve allegations that manufacturers have misrepresented to First DataBank the actual selling price of certain pharmaceuticals. First DataBank has announced that it will now base AWP on market prices certified by the manufacturer. As a result of this change, First DataBank has published a Market Price Survey that reduces the AWP significantly for a number of the products we currently supply to patients. We cannot predict the eventual results of these investigations, nor the changes made in AWP by First DataBank. If AWP’s on the products we purchase were reduced, our gross profit margins could be narrowed.

Subsequent Events

On July 26, 2001, we filed a Form S-3 Registration Statement with the Securities and Exchange Commission for the offer and sale by us of 3,000 shares of our common stock.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

             We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. We utilize a mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2001. As of June 30, 2001 and as of June 30, 2000, our fixed-rate debt was $171 and $175, and our corresponding variable-rate debt was $27,351 and  $12,609. Based on our variable-rate debt at June 30, 2001, a one-percent change in interest rates would result in an annual change in interest expense of approximately $274.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

             None.

ITEM 2.  Changes in Securities and Use of Proceeds

             None.

ITEM 3.  Defaults Upon Senior Securities

             None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May l1, 2001.  The following matters were voted upon at the meeting:

1.	Election of two members to the Board of Directors, each being elected to hold office for a three-year term or until their respective successors are duly elected and qualified. Both of management's nominees for election to our Board of Directors as listed in our proxy statement were elected for three-year terms, with the results of the voting as follows:

		VOTES
	VOTES FOR	WITHHELD

James M. Hussey	10,889,718	424,578
Jerome F. Sheldon	10,889,718	424,578

             Continuing directors were John N. Kapoor, James G. Andress and Roger W. Stone.  Subsequent to the annual meeting, Mr. Stone announced his retirement from the Board of Directors.  On May 11, 2001, Rajat Rai, our Chief Executive Officer, was appointed to the vacancy created by Mr. Stone’s resignation.  Mr. Rai’s term expires in 2003.

2.          Amendment of  the Company's Amended and Restated Stock Incentive Plan to increase the number of shares available to be issued from 2,500,000 shares to 3,500,000 shares.  The Amendment was approved with the results of the voting as follows:

For	6,972,734
Against	766,218
Abstain	9,783

ITEM 5.  Other Information

             None.

ITEM 6(a).  Exhibits

             See Exhibit Index.

ITEM 6(b).  Reports on Form 8-K

             Option Care did not file any reports on Form 8-K during the three months ended June 30, 2001.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTION CARE, INC.
Date: August 14, 2001	By:	Carla M. Pondel
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

Exhibit Index

Exhibit
Number

3.1	Certificate of Incorporation of the Registrant, together with Certificate of Amendment thereto filed February 18, 1992. Filed as Exhibit 3(a) to the Company's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.

3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant filed March 25, 1992. Filed as Exhibit 3(c) to the Company's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.

3.3	Restated By-laws of the Registrant dated June 1, 1994. Filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ending December 31, 1994 and incorporated by reference herein.
3.4	First Amendment to Amended and Restated Loan and Security Agreement, Resignation of Existing Lenders’ Agent, and Appointment of Successor Lenders’ Agent dated April 13, 2001.