Form 10-K/A
period 2000-12-31
OPTION CARE INC/DE
filed 2001-09-10
CIK 884064

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Common Stock, $.01 Par Value per Share
Title of Each Class

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant as of August 31, 2001 was approximately $91,396,132 (based on closing sale price of $15.10 per share as reported by the Nasdaq National Market and published in the Wall Street Journal.) Solely for purposes of the foregoing calculation of aggregate market value of voting stock held by non-affiliates, the registrant has assumed that all Directors and executive officers of the registrant are affiliates of the registrant. Such assumption shall not be deemed as determination by the registrant that such persons are affiliates of the registrant for any purposes.

    The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of August 31, 2001 was approximately 12,427,326.

    This Amended Form 10-K amends the Annual Report on Form 10-K for the year ended December 31, 2000, and is being filed solely to amend Item 14 and to file Exhibits 10.26 through 10.31.

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

    (3) Exhibit List (as Revised)

Exhibit Number
3.1	Certificate of Incorporation of the Registrant, together with Certificate of Amendment thereto filed February 18, 1992. Filed as Exhibit 3(a) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant filed March 25, 1992. Filed as Exhibit 3(c) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
3.3	Restated By-laws of the Registrant dated June 1, 1994. Filed as Exhibit 10.5 to Option Care's Annual Report on Form 10-K for the year ending December 31, 1994 and incorporated by reference herein.
10.1	Stock Purchase Agreement dated February 18, 1992, among the Registrant, OCE and the stockholders of Young's I.V. Therapy, Inc. Filed as Exhibit 2(f) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
10.2	1991 Stock Incentive Plan of the Registrant and related forms of Incentive and Nonqualified Stock Option Agreements. Filed as Exhibit 10(a) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.*
10.3	Amendment to the 1991 Stock Incentive Plan of the Registrant and related forms of Incentive and Nonqualified Stock Option Agreements, dated February 21, 1995. Filed as Exhibit 10.6(a) to Option Care's Annual Report on Form 10-K for the year ending December 31, 1994 and incorporated by reference herein.*
10.4	Amendment to the 1991 Stock Incentive Plan of the Registrant, dated May 22, 1997. Filed as Exhibit 10.2(b) to Option Care's Annual Report on Form 10-K for the year ending December 31, 1997 and incorporated by reference herein.*

10.5	Option Care, Inc. 401(k) Profit Sharing Plan. Filed as Exhibit 10(b) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.*
10.6	Amendment to the 1992 401(k) Profit Sharing Plan of the Registrant dated January 1, 1996. Filed as Exhibit 10.3(a) to Option Care's Annual Report on Form 10-K for the year ending December 31, 1997 and incorporated by reference herein.*
10.7	Consulting Agreement dated as of September 27, 1990 between EJ Financial Enterprises and Michael Prime. Filed as Exhibit 10(h) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.*
10.8	Form of Franchise Agreement. Filed as Exhibit 10.5 to Option Care's Annual Report on Form 10-K for the year ending December 31, 1996 and incorporated by reference herein.
10.9	Lease dated as of October 23, 1996 between the Registrant and LaSalle National Trust, N.A., as Trustee. Filed as Exhibit 10.6 to Option Care's Annual Report on Form 10-K for the year ending December 31, 1996 and incorporated by reference herein.
10.10	Consulting Agreement between the Registrant and EJ Financial Enterprises, Inc. Filed as Exhibit 10(o) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
10.11	Management Agreement between Pinecrest Healthcare Consultants, Inc., and Option Care, Inc. dated April, 1997. Filed as Exhibit 10.14 to Option Care's Annual Report on Form 10-K for the year ending December 31, 1997 and incorporated by reference herein. *
10.12	Amended Option Care, Inc. 1996 Employee Stock Purchase Plan, dated January 1, 1996. Filed as Exhibit 10.19 to Option Care's Annual Report on Form 10-K for the year ending December 31, 1995 and incorporated by reference herein.*
10.13	Executive Severance Agreement between James A. Hodges, Jr. and Option Care, Inc., dated December 19, 1997. Filed as Exhibit 10.17 to Option Care's Annual Report for the year ending December 31, 1997 and incorporated by reference herein.*
10.14	Executive Severance Agreement between Cathy Bellehumeur and Option Care, Inc., dated November 12, 1997. Filed as Exhibit 10.18 to Option Care's Annual Report for the year ending December 31, 1997 and incorporated by reference herein.*
10.15	Promissory Note between Brooks Home I.V., Inc., and Option Care, Inc., dated December 8, 1997. Filed as Exhibit 10.22 to Option Care's Annual Report for year ending December 31, 1997 and incorporated by reference herein.*
10.16	Facility Provider Agreement between Foundation Health Corporation Affiliate(s) and Option Care, Inc. dated June 1, 1997. Filed as Exhibit 10.24 to Option Care's Annual Report for year ending December 31, 1997 and incorporated by reference herein.
10.17	Amendment to the Facility Provider Agreement between Foundation Health Corporation Affiliate(s) and Option Care, Inc. dated March 23, 1998. Filed as Exhibit 10.25 to Option Care's Annual Report for year ending December 31, 1997 and incorporated by reference herein.
10.18	Loan and Security Agreement with ancillary documentation dated February 5, 1999, among Registrant, Option Care Enterprises, Inc. ("OCE"), Option Care, Inc. (California) and BankAmerica Business Credit, Inc. as lender. Filed as Exhibit 10.26 to Option Care's Annual Report for year ended December 31, 1998 and incorporated by reference herein.
10.19	Employment Agreement between Michael A. Rusnak and Option Care, Inc., dated October 1, 1998. Filed as Exhibit 10.27 to Option Care's Annual Report for year ended December 31, 1998 and incorporated by reference herein.*
10.20	Reimbursement and Security Agreement dated February 10, 1999, between Option Care, Inc. and the John N. Kapoor Trust dated September 20, 1989. Filed as Exhibit 10.28 to Option Care's Annual Report for year ended December 31, 1998 and incorporated by reference herein.

10.21	Letter Agreement dated January 15, 1999, among Registrant, Option Care Enterprises, Inc. ("OCE"), Option Care, Inc. (California), and PNC Bank as agent and lender and Harris Bank, the Northern Trust Company and The First National Bank of Chicago as lenders re: Forbearance Agreement. Filed as Exhibit 10.29 to Option Care's Annual Report for year ended December 31, 1998 and incorporated by reference herein.
10.22	Amendment No. 1 to the Consulting Agreement By and Between EJ Financial Enterprises, Inc. and Option Care, Inc., dated October 1, 1999. Filed as Exhibit 10.30 to Option Care's Annual Report for the year ended December 31, 1999 and incorporated by reference herein.
10.23	Termination Letter pertaining to the Reimbursement and Security Agreement dated February 10, 1999, between Option Care, Inc. and the John N. Kapoor Trust dated September 20, 1989. Filed as Exhibit 10.31 to Option Care's Annual Report for the year ended December 31, 1999 and incorporated by reference herein.
10.24	2001 Employee Stock Purchase Plan. Filed as Exhibit A to the registrants definitive proxy statement for the 2000 Annual Shareholders Meeting and incorporated by reference herein.*
10.25	First Amendment to Amended and Restated Loan and Security Agreement, Resignation of Existing Lenders' Agent, and Appointment of Successor Lenders' Agent dated April 13, 2001 (Filed as Exhibit 3.4 to Option Care's Quarterly Report for the quarter ended June 30, 2001 and incorporated by reference herein.
10.26	Participation Agreement between Health Options, Inc. and Option Care, Inc. effective as of June 1, 1997.**
10.27	Prescription Drug Agreement among Blue Cross and Blue Shield of Florida, Inc., Health Options, Inc. and Option Care, Inc. dated March 8, 2000.**
10.28	Amendment to Participation Agreement between Health Options, Inc. and Option Care, Inc. dated as of April 1, 2001.**
10.29	Deferred Compensation Plan for certain Executives, effective as of January 1, 2001*
10.30	Amended and Restated Pledge Agreement dated as of June 30, 2000 between Option Care Enterprises, Inc. and Bank of America.
10.31	Amended and Restated Trademark Security Agreement dated as of June 30, 2000 between Option Care Enterprises, Inc. and Bank of America.
21	Subsidiaries of the Registrant. Filed as Exhibit 21 to Option Care's Annual Report for year ended December 31, 1998 and incorporated by reference herein.
23	Consent of Ernst & Young LLP. Filed as Exhibit 23 to Option Care's Annual Report for year ended December 31, 2000 and incorporated herein by reference.

*
Management contracts and compensatory plans and arrangements.

**
Portions of this Exhibit are subject to a Confidential Treatment Request pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, filed with the SEC on September 10, 2001.

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

OPTION CARE, INC.
By:	/s/ RAJAT RAI Rajat Rai President, Chief Executive Officer and Director Date: September 10, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Name	Title	Date
/s/ RAJAT RAI Rajat Rai	President, Chief Executive Officer and Director	September 10, 2001
* Carla M. Pondel	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	September 10, 2001
* James G. Andress	Director	September 10, 2001
* James M. Hussey	Director	September 10, 2001
* John N. Kapoor	Chairman of the Board	September 10, 2001
* Jerome F. Sheldon	Director	September 10, 2001
*
By Rajat Rai pursuant to a Power of Attorney granted by each director and the Chief Financial Officer.

EXHIBIT INDEX

Exhibit Number
3.1	Certificate of Incorporation of the Registrant, together with Certificate of Amendment thereto filed February 18, 1992. Filed as Exhibit 3(a) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant filed March 25, 1992. Filed as Exhibit 3(c) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
3.3	Restated By-laws of the Registrant dated June 1, 1994. Filed as Exhibit 10.5 to Option Care's Annual Report on Form 10-K for the year ending December 31, 1994 and incorporated by reference herein.
10.1	Stock Purchase Agreement dated February 18, 1992, among the Registrant, OCE and the stockholders of Young's I.V. Therapy, Inc. Filed as Exhibit 2(f) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
10.2	1991 Stock Incentive Plan of the Registrant and related forms of Incentive and Nonqualified Stock Option Agreements. Filed as Exhibit 10(a) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.*
10.3	Amendment to the 1991 Stock Incentive Plan of the Registrant and related forms of Incentive and Nonqualified Stock Option Agreements, dated February 21, 1995. Filed as Exhibit 10.6(a) to Option Care's Annual Report on Form 10-K for the year ending December 31, 1994 and incorporated by reference herein.*
10.4	Amendment to the 1991 Stock Incentive Plan of the Registrant, dated May 22, 1997. Filed as Exhibit 10.2(b) to Option Care's Annual Report on Form 10-K for the year ending December 31, 1997 and incorporated by reference herein.*
10.5	Option Care, Inc. 401(k) Profit Sharing Plan. Filed as Exhibit 10(b) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.*
10.6	Amendment to the 1992 401(k) Profit Sharing Plan of the Registrant dated January 1, 1996. Filed as Exhibit 10.3(a) to Option Care's Annual Report on Form 10-K for the year ending December 31, 1997 and incorporated by reference herein.*
10.7	Consulting Agreement dated as of September 27, 1990 between EJ Financial Enterprises and Michael Prime. Filed as Exhibit 10(h) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.*
10.8	Form of Franchise Agreement. Filed as Exhibit 10.5 to Option Care's Annual Report on Form 10-K for the year ending December 31, 1996 and incorporated by reference herein.
10.9	Lease dated as of October 23, 1996 between the Registrant and LaSalle National Trust, N.A., as Trustee. Filed as Exhibit 10.6 to Option Care's Annual Report on Form 10-K for the year ending December 31, 1996 and incorporated by reference herein.
10.10	Consulting Agreement between the Registrant and EJ Financial Enterprises, Inc. Filed as Exhibit 10(o) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
10.11	Management Agreement between Pinecrest Healthcare Consultants, Inc., and Option Care, Inc. dated April, 1997. Filed as Exhibit 10.14 to Option Care's Annual Report on Form 10-K for the year ending December 31, 1997 and incorporated by reference herein. *
10.12	Amended Option Care, Inc. 1996 Employee Stock Purchase Plan, dated January 1, 1996. Filed as Exhibit 10.19 to Option Care's Annual Report on Form 10-K for the year ending December 31, 1995 and incorporated by reference herein.*
10.13	Executive Severance Agreement between James A. Hodges, Jr. and Option Care, Inc., dated December 19, 1997. Filed as Exhibit 10.17 to Option Care's Annual Report for the year ending December 31, 1997 and incorporated by reference herein.*

10.14	Executive Severance Agreement between Cathy Bellehumeur and Option Care, Inc., dated November 12, 1997. Filed as Exhibit 10.18 to Option Care's Annual Report for the year ending December 31, 1997 and incorporated by reference herein.*
10.15	Promissory Note between Brooks Home I.V., Inc., and Option Care, Inc., dated December 8, 1997. Filed as Exhibit 10.22 to Option Care's Annual Report for year ending December 31, 1997 and incorporated by reference herein.*
10.16	Facility Provider Agreement between Foundation Health Corporation Affiliate(s) and Option Care, Inc. dated June 1, 1997. Filed as Exhibit 10.24 to Option Care's Annual Report for year ending December 31, 1997 and incorporated by reference herein.
10.17	Amendment to the Facility Provider Agreement between Foundation Health Corporation Affiliate(s) and Option Care, Inc. dated March 23, 1998. Filed as Exhibit 10.25 to Option Care's Annual Report for year ending December 31, 1997 and incorporated by reference herein.
10.18	Loan and Security Agreement with ancillary documentation dated February 5, 1999, among Registrant, Option Care Enterprises, Inc. ("OCE"), Option Care, Inc. (California) and BankAmerica Business Credit, Inc. as lender. Filed as Exhibit 10.26 to Option Care's Annual Report for year ended December 31, 1998 and incorporated by reference herein.
10.19	Employment Agreement between Michael A. Rusnak and Option Care, Inc., dated October 1, 1998. Filed as Exhibit 10.27 to Option Care's Annual Report for year ended December 31, 1998 and incorporated by reference herein.*
10.20	Reimbursement and Security Agreement dated February 10, 1999, between Option Care, Inc. and the John N. Kapoor Trust dated September 20, 1989. Filed as Exhibit 10.28 to Option Care's Annual Report for year ended December 31, 1998 and incorporated by reference herein.
10.21	Letter Agreement dated January 15, 1999, among Registrant, Option Care Enterprises, Inc. ("OCE"), Option Care, Inc. (California), and PNC Bank as agent and lender and Harris Bank, the Northern Trust Company and The First National Bank of Chicago as lenders re: Forbearance Agreement. Filed as Exhibit 10.29 to Option Care's Annual Report for year ended December 31, 1998 and incorporated by reference herein.
10.22	Amendment No. 1 to the Consulting Agreement By and Between EJ Financial Enterprises, Inc. and Option Care, Inc., dated October 1, 1999. Filed as Exhibit 10.30 to Option Care's Annual Report for the year ended December 31, 1999 and incorporated by reference herein.
10.23	Termination Letter pertaining to the Reimbursement and Security Agreement dated February 10, 1999, between Option Care, Inc. and the John N. Kapoor Trust dated September 20, 1989. Filed as Exhibit 10.31 to Option Care's Annual Report for the year ended December 31, 1999 and incorporated by reference herein.
10.24	2001 Employee Stock Purchase Plan. Filed as Exhibit A to the registrants definitive proxy statement for the 2000 Annual Shareholders Meeting and incorporated by reference herein.*
10.25	First Amendment to Amended and Restated Loan and Security Agreement, Resignation of Existing Lenders' Agent, and Appointment of Successor Lenders' Agent dated April 13, 2001 (Filed as Exhibit 3.4 to Option Care's Quarterly Report for the quarter ended June 30, 2001 and incorporated by reference herein.
10.26	Participation Agreement between Health Options, Inc. and Option Care, Inc. effective as of June 1, 1997**
10.27	Prescription Drug Agreement among Blue Cross and Blue Shield of Florida, Inc., Health Options, Inc. and Option Care, Inc. dated March 8, 2000**
10.28	Amendment to Participation Agreement between Health Options, Inc. and Option Care, Inc. dated as of April 1, 2001**

10.29	Deferred Compensation Plan for certain Executives, effective as of January 1, 2001*
10.30	Amended and Restated Pledge Agreement dated as of June 30, 2000 between Option Care Enterprises, Inc. and Bank of America
10.31	Amended and Restated Trademark Security Agreement dated as of June 30, 2000 between Option Care Enterprises, Inc. and Bank of America
21	Subsidiaries of the Registrant. Filed as Exhibit 21 to Option Care's Annual Report for year ended December 31, 1998 and incorporated by reference herein.
23	Consent of Ernst & Young LLP. Filed as Exhibit 23 to Option Care's Annual Report for year ended December 31, 2000 and incorporated herein by reference.

*
Management contracts and compensatory plans and arrangements.

**
Portions of this Exhibit are subject to a Confidential Treatment Request pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, filed with the SEC on September 10, 2001.

QuickLinks

PART IV
SIGNATURES
EXHIBIT INDEX