Form 10-K/A
period 2000-12-31
OPTION CARE INC/DE
filed 2001-10-10
CIK 884064

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

ANNUAL REPORT PURSUANT TO SECTION 13 or 15( ) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.01 Par Value per Share
Title of Each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of voting stock held by non-affiliates of the registrant as of October 9, 2001 was approximately $96,845,504 (based on closing sale price of $16.00 per share as reported by the Nasdaq National Market and published in the Wall Street Journal.) Solely for purposes of the foregoing calculation of aggregate market value of voting stock held by non-affiliates, the registrant has assumed that all Directors and executive officers of the registrant are affiliates of the registrant. Such assumption shall not be deemed as determination by the registrant that such persons are affiliates of the registrant for any purposes.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of September 30, 2001 was approximately 12,427,446.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the 2001 Annual Shareholders' Meeting are incorporated by reference into Items 10, 11, 12 and 13 in Part III of this Report.

This Amendment 2 to the Registrant's 10-K for the year ended December 31, 2000 is being filed primarily in order to conform Sections 1 and 2 of Part 1 and Section 7 of Part III to the Registrant's registration statement on form S-3, as amended and filed with the Securities and Exchange Commission on October 10, 2001. The information regarding our business has been updated to reflect current operations, except as noted.

OPTION CARE, INC.

ANNUAL REPORT ON FORM 10-K/A

TABLE OF CONTENTS

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

PART I

Item 1. BUSINESS

Business

We provide pharmacy services to patients on behalf of managed care organizations and other third party payors. We contract with payors to provide infusion therapy, specialty pharmacy and other related services to patients at home or at other alternate-site settings, such as physicians' offices. As of December 31, 2000, our pharmacy and related services are provided locally through our nationwide network of 128 owned and franchised pharmacy locations, and through our three regional specialty pharmacies which operate under the name OptionMed™. For the twelve months ended December 31, 2000, approximately 72.4% of our revenue was generated from our local pharmacy division and 27.6% from our regional specialty pharmacy division.

INDUSTRY OVERVIEW

Healthcare related expenditures constitute a large and growing segment of the US economy. According to estimates by the Centers for Medicare & Medicaid Services, national health expenditures reached $1.3 trillion in 2000 and are expected to double over the next decade. Two important trends have emerged in relation to healthcare spending:

•
Government programs, private insurance companies, managed care organizations and self-insured employers have implemented various cost-containment measures to limit the growth of healthcare expenditures. These cost-containment measures, together with technological advances, have resulted in a shift in the delivery of many healthcare services away from traditional hospital settings to more cost-effective settings, including patients' homes.

•
As a result of the proliferation of biotechnology research and development, biotechnology companies and pharmaceuticals manufacturers have developed a variety of high cost specialty injectable pharmaceuticals. These specialty injectable pharmaceuticals are most often used in the treatment of chronic conditions such as multiple sclerosis, growth hormone disorders, hemophilia, cancer and immune deficiency disorders. These specialty injectable pharmaceuticals typically cost over $10,000 per patient per year, are used on a recurring basis for extended periods of time and require special inventory handling, administration and patient compliance monitoring, which traditional pharmacy distribution channels are not designed to handle.

Home Infusion Therapy

Home infusion therapy involves the intravenous administration of medications and the administration of nutrition both intravenously and through feeding tubes. Home infusion therapy is generally administered to treat infections, dehydration, cancer, pain and nutritional deficiencies. Patients are generally referred to home infusion therapy providers by physicians, hospital discharge planners or case managers. The medications are mixed and dispensed under the supervision of a registered pharmacist who is employed by the home infusion therapy provider. The therapy is generally provided in the home of the patient by a registered nurse or trained caregiver.

According to the National Home Infusion Association, the size of the home infusion therapy industry was approximately $4.5 billion in 2000. The industry is highly fragmented. We believe that several factors will contribute to the continuing growth in non-hospital based infusion therapy services, including the following:

•
cost containment pressures;

•
an increased number of therapies that can be safely administered in patients' homes;

•
patient preference for at-home treatment;

•
increased acceptance of home infusion by the medical community;

•
technological innovations such as implantable injection ports, vascular access devices and portable infusion control devices; and

•
an aging population.

Specialty pharmacy services

Specialty injectable pharmaceuticals are medications which require special inventory handling and patient compliance monitoring. They typically cost over $10,000 per patient per year and require refrigeration during shipping and careful handling to prevent potency degradation. Patients receiving treatment usually require special counseling and education regarding their condition and treatment programs. The specialty pharmacy services industry has developed as a result of the proliferation of high cost specialty pharmaceuticals, which are generally injectable, for the treatment of chronic conditions such as multiple sclerosis, growth hormone disorders, hemophilia, cancer and immune deficiency disorders and other chronic conditions. There were approximately twice as many biotechnology pharmaceuticals approved by the Food and Drug Administration in 2000 than in 1995. Retail pharmacies and other traditional distributors generally are set up to carry inventories of low cost, high volume products and therefore are not equipped to handle the high cost, low volume specialty injectable pharmaceuticals that have specialized requirements. As a result, specialty injectable pharmaceuticals are generally provided by pharmacies specializing in filling, labeling and delivering specialty injectable pharmaceuticals and related specialty pharmacy services.

The national market for specialty pharmaceuticals is estimated to be approximately $22 billion according to IMS Health, Inc. data. We expect several factors to contribute to the continuing growth of the specialty pharmacy services industry, including the following:

•
cost containment pressures;

•
development of new pharmaceuticals;

•
direct to consumer advertising;

•
increased acceptance of mail-order distribution; and

•
growing emphasis on care management and compliance monitoring.

OPTION CARE PHARMACY SOLUTION

We provide managed care organizations and other third party payors, patients, physicians and pharmaceutical manufacturers with a cost-effective solution for both home infusion therapy and specialty pharmaceutical products and services nationwide.

•
Payors—We provide payors with a lower cost alternative to providing medications in a hospital setting. We are able to offer payors specialty injectable pharmaceuticals at competitive prices by taking advantage of the combined buying power of our local and regional pharmacies. Because of our competitive pricing, we are able to provide payors with a cost-effective alternative to direct billing of specialty injectable pharmaceuticals by physicians. We also provide payors with utilization and outcomes data to verify the cost-effectiveness of the therapy.

•
Patients—We improve patients' quality of life by allowing them to remain at home while receiving necessary medications, supplies and services. In addition, we help manage patients' conditions through counseling and education regarding their treatment and by providing ongoing monitoring to encourage patient compliance with the prescribed therapy. We also provide services to help patients receive reimbursement benefits.

•
Physicians—We assist physicians with time-intensive patient support by providing care management related to their patients' pharmacy needs. We eliminate the need for physicians to carry inventories of high cost prescriptions by distributing the medications directly to patients' homes or, if required, to the physicians' offices. Additionally, we either bill the payor directly or assist the patient in the submission of claims to the payor.

•
Pharmaceutical manufacturers—Through our local pharmacies and regional specialty pharmacies, we provide pharmaceutical manufacturers with a broad distribution channel for their existing pharmaceuticals and their new product launches. We utilize over 50 salespeople to help pharmaceutical manufacturers increase the visibility of their products to prescribing physicians. We implement patient monitoring programs that encourage compliance with the prescribed therapy. We also provide outcomes and compliance data to the manufacturers.

BUSINESS STRATEGY

Because of our clinical experience and the geographical coverage of our 128 local pharmacies and three regional specialty pharmacies, we believe we are an attractive provider to managed care organizations, insurance companies and other third party payors and referral sources seeking a single source for infusion therapy and specialty pharmacy services. We intend to increase our revenue and profitability by implementing the following strategies:

•
Managed Care Strategy—We intend to leverage existing managed care contracts that currently cover our home infusion business by cross-selling our specialty pharmaceutical products and services to those managed care organizations. We also intend to enter into additional regional and local managed care contracts that cover both our home infusion and our specialty pharmacy services.

•
Pharmaceutical Manufacturer Strategy—We intend to expand our relationships with biotech and other pharmaceutical manufacturers in order to acquire distribution rights to existing and new products.

•
Geographic Expansion Strategy—We intend to increase market share in selected new and existing local markets through the acquisition of independent infusion pharmacies and selected franchised locations and expand into selected new markets through the establishment of new franchised locations.

THE LOCAL PHARMACY NETWORK

As of December 31, 2000, our local pharmacy network of 25 company-owned pharmacy locations and 103 franchised pharmacy locations provided home infusion and specialty injectable pharmaceuticals and services. Our franchised pharmacy locations include a number of franchised locations which provide ancillary infusion therapy services and are not licensed pharmacies. Specialty injectable pharmaceuticals and related services sold through our local pharmacies are included in revenue from our local pharmacies. These pharmacies offer patients and physicians the following products and services:

•
medication and supplies for administration and use at home;

•
consultation and education regarding the patient's condition and the prescribed medication;

•
clinical monitoring and assistance in monitoring potential side effects; and

•
assistance in obtaining reimbursement.

We provide the following home infusion therapies:

•
Total Parenteral Nutrition—intravenous therapy providing required nutrients to patients with digestive or gastro-intestinal problems, most of whom have chronic conditions requiring treatment for life;

•
Anti-infective Therapy—intravenous therapy providing medication for infections related to diseases such as AIDS, osteomyelitis and urinary tract infections;

•
Pain Management—intravenous or continuous injection therapy, delivered by a pump, providing analgesic pharmaceuticals to reduce pain;

•
Enteral Nutrition—providing nutritional formula by tube directly into the stomach or colon; and

•
Chemotherapy—intravenous therapy providing prescription medications to treat cancer.

We provide specialty pharmacy services to treat the following:

•
Growth Hormone Deficiency—a deficiency that prevents normal growth patterns in children, generally caused by disorders of the pituitary gland or kidneys. Therapy consists of daily injections of growth hormone and usually lasts seven to nine years.

•
Respiratory Syncytial Virus—a major cause of respiratory disease in young children and infants. Treatment is directed toward high-risk pediatric patients, typically from infant to age two. The most common treatment consists of monthly injections throughout the "RSV season" which lasts from approximately November through April.

•
Hepatitis C Virus—a viral infection which results in an inflammation of the liver. Left untreated, hepatitis C virus can cause serious liver damage. Treatment includes injections of interferon alfa products, which are proteins that boost the body's immune system. Treatment can last up to 24 months.

•
Multiple Sclerosis—a chronic, incurable, progressive disease of the central nervous system. The goal of treatment is to decrease the severity, intensity and duration of outbreaks and to slow the progression of the disease. Treatment regimens and products vary widely.

•
Hemophilia—an inherited bleeding disorder that is caused by a blood clotting deficiency that results in a longer bleeding time. Hemophilia is one of the most costly diseases to treat. The treatment goal is to raise the level of the deficient clotting factor and maintain it in order to stop the bleeding. Treatments include infusion of the clotting factor products. The length of treatment depends on the severity of the bleeding episode, and the need for treatment continues throughout the life of the patient.

•
Immune Deficiency—immune deficiencies are disorders which reduce the patient's ability to identify and destroy substances which do not belong in the human body and are characterized by reduced levels of antibodies. Intravenous immune globulins, which are infused to treat the immune deficiencies, are concentrated antibodies that have been purified from large numbers of human blood donors.

We have developed specific care management programs for growth hormone deficiency, respiratory syncytial virus, hepatitis C virus and multiple sclerosis. Each of these programs provides medication, education, compliance monitoring, reimbursement assistance and other services to patients and physicians to improve clinical and cost-of-care outcomes. Through these care management programs, we are able to collect a broad range of information. This information is commonly used by the pharmaceutical manufacturers on a non-patient specific basis to assist in the long-term assessments of efficacy, side effects, compliance and other measures for their products. Each of our company-owned local pharmacies actively markets our care management programs to local physicians, hospitals and other health care facilities. These programs are also available through participating franchised locations.

Franchise Program

Our franchise program is designed to increase our geographical presence and to provide a national network of pharmacies to service the needs of our managed care customers without extensive capital expenditures. In marketing our franchise program, we target independent infusion pharmacies that would benefit from participating in our national and regional managed care and manufacturer contracts as well as in our marketing programs. Our franchised locations are given a license to operate a bricks and mortar Option Care branded infusion pharmacy in a defined territory to provide infusion therapy and related products and services.

We began selling franchises in 1984, and since then the program has evolved as a result of our experience. We receive a start-up fee upon execution of the franchise agreement with subsequent royalties based on a percentage of gross receipts of the franchised location. Each franchisee is required to maintain a licensed pharmacy equipped to compound medications in a sterile environment as prescribed by physicians. In the version of our program that we are currently marketing, the franchisee must use our proprietary software and obtain specified liability insurance protecting the franchise owner and us against claims arising from the operation of the franchised business. The franchised locations may participate in our managed care and manufacturer contracts. Our franchised locations may also purchase pharmaceuticals and supplies from a preferred list of vendors under contract with us. This frequently allows us and the franchisee to obtain volume discount pricing. The agreements also provide us with a right of first refusal for the potential acquisition of the franchise.

In 1992, our number of franchised locations peaked at 186. Subsequently, we reduced the number of franchised locations to increase efficiency, most often by consolidating, acquiring or terminating franchises. During that time we concentrated on growing our company-owned locations and, beginning in 1997, our regional specialty pharmacy business. As of December 31, 2000, we had 103 franchised pharmacy locations. Our existing franchise agreements begin to come up for renewal in 2004. Between 2004 and 2010, five to ten percent of our current franchise agreements come up for renewal annually.

To facilitate our regional specialty pharmacy business we have entered into participation agreements with franchisees at 56 local pharmacy locations. The participation agreements provide for a payment by us to the franchisee on the sale of selected specialty injectable pharmaceuticals sold by our regional specialty pharmacies and for a reduced royalty rate on related sales made by the franchisee. We continue to offer participation agreements to selected franchisees. The version of our franchise agreement that we are currently marketing specifically provides for specialty pharmacy sales and related services by us in the franchised territory.

REGIONAL SPECIALTY PHARMACIES

Through our regional specialty pharmacy division, operating under the name OptionMed™, we purchase specialty injectable pharmaceuticals from manufacturers or distributors, fill prescriptions provided by physicians and label, package and deliver the pharmaceuticals to patients' homes or physicians' offices either ourselves or by using couriers such as Federal Express. Our regional specialty pharmacies currently offer over 170 different specialty injectable pharmaceuticals. Our regional specialty pharmacies are located in Miami, Florida, Ann Arbor, Michigan and Corona, California. For the twelve months ended December 31, 2000 one managed care organization, Blue Cross Blue Shield of Florida, accounts for approximately 74% of our regional specialty pharmacy revenue.

The following table shows our regional specialty pharmacy division's major specialty injectable pharmaceutical offerings by manufacturer, pharmaceutical and condition:

Manufacturer	Pharmaceutical	Condition

Amgen	Epogen	Dialysis Related Anemia
	Neupogen	Neutropenia
AstraZeneca	Zoladex	Endometriosis
Aventis	Lovenox	DVT
Berlex	Betaseron	Multiple Sclerosis
Biogen	Avonex	Multiple Sclerosis
Bristol Myers-Squibb	Taxol	Cancer
Eli Lilly	Humatrope	Growth Hormone Deficiency
Genentech	Herceptin	Cancer
	Nutropin	Growth Hormone Deficiency
Immunex	Enbrel	Rheumatoid Arthritis
	Leukine	Neutropenia
	Novantrone	Cancer/Multiple Sclerosis
MedImmune	Synagis	Respiratory Syncytial Virus
Novartis Opthalmics/QLT	Visudyne	Macular Degeneration
Ortho Biotech	Procrit	Chemotherapy Related Anemia
Schering-Plough	Intron	Hepatitis C
	Rebetron	Hepatitis C
Serono	Serostim	AIDS Wasting
TAP	Lupron	Endometriosis
Teva	Copaxone	Multiple Sclerosis

We purchase many of our specialty injectable pharmaceuticals through preferred distribution agreements, which often allows us to obtain volume or other discounts. As a result of our vendor arrangements, we are able to maintain a "just in time" inventory system which allows us to maintain low inventory levels. In addition, as part of these agreements with pharmaceutical manufacturers, we provide the manufacturers with non-patient specific data on patient demographics, treatment compliance and outcomes. The ability to provide this data is critical to maintain a good relationship with pharmaceutical manufacturers, to obtain distribution rights to new specialty injectable pharmaceuticals in their pipelines, and, in many instances, to obtain discounts from them. Through our services, pharmaceutical manufacturers obtain a reliable and controlled distribution channel for their products. We believe the development of our care management programs and their implementation in our local pharmacy network, along with our ability to provide specific case management services when needed, will be a significant factor in allowing us to become a preferred specialty pharmacy services provider for biotech and other pharmaceutical companies offering new specialty injectable pharmaceuticals.

CUSTOMERS

We derive most of our revenue from third party payors, such as managed care organizations, insurance companies, self-insured employers and Medicare and Medicaid programs. Currently, we have over 250 contracts with over 75 managed care organizations covering over 50 million lives in 32 states. Of these, twelve contracts relate to our regional specialty pharmacy business. Where permissible, we bill patients for any amounts not reimbursed by third party payors.

Our principal managed care contract is with Blue Cross and Blue Shield of Florida, Inc. which contracts with us through our regional pharmacy located in Miami, Florida. We entered into our initial contract with this customer in June 1997, and in April 2001, we entered into an interim amendment to the contract pending final negotiation of a new contract which provided for reduced pricing and an expansion of the number of Blue Cross and Blue Shield of Florida, Inc. patients to which we may provide pharmaceuticals. In September 2001, we executed the new contract with Blue Cross and Blue Shield of Florida, Inc. which replaces our prior agreement with them regarding specialty injectable pharmaceuticals. This contract is for an initial term of one year, is terminable by either party upon 90 days notice and, unless terminated, renews annually each September for an additional one year term. The new contract further expands the number of Blue Cross and Blue Shield of Florida, Inc. patients to which we may provide pharmaceuticals. We expect to implement expanded services under the new contract in stages over the next 18 to 24 months. There are no minimum purchase requirements in this contract. From 1998 to 2000, our revenue from Blue Cross and Blue Shield of Florida, Inc. increased from approximately $21.5 million to $34.5 million. In 1998, 1999 and 2000, approximately 22%, 25% and 27% of our total pharmacy revenue, other than revenue from royalties, sale and support of MBI software and other revenue, and approximately 76%, 77% and 74% of our regional specialty pharmacy revenue was related to this contract. For the twelve months ended December 31, 2000 approximately 16% of our total pharmacy revenue came from governmental programs such as Medicare and Medicaid.

ACQUISITION PROGRAM

The acquisition of independent infusion pharmacies and selected franchised locations is an important part of our growth strategy. Acquisition candidates are evaluated based on the pharmacy's location, profitability, consolidation opportunities, existing relationships in the marketplace and prospects for growth. The success of our acquisition program is significantly dependent upon our successful integration of the acquired pharmacy into our system. Integration is a defined process which is accomplished by our integration team, made up of representatives from our clinical, human resources, accounting, purchasing, management information and reimbursement departments.

PROPRIETARY DATA MANAGEMENT SYSTEM

Our wholly owned subsidiary, Management by Information, Inc. has developed a proprietary software system called "Management by Information," which is used to manage the operations of our regional and local company-owned pharmacies. The software system manages the intake, dispensing, clinical, billing and collection processes. We believe that this system gives us an advantage over our competitors in the specialty pharmacy market by providing us with the ability to gather and organize data for many different uses. For example, a pharmaceutical manufacturer may request certain data in a format that is customized to meet that particular manufacturer's needs. The MBI developmental staff assists in automating the collection of different data requests from the pharmaceutical manufacturers. The MBI staff also are integral members of our integration team assisting us in integrating our acquired offices. All of our company-owned local pharmacies, other than recent acquisitions which are being integrated, and several of our franchised local pharmacies use the Management by Information system. We also sell and service our software system to non-affiliated home infusion pharmacy and durable medical equipment companies.

SALES AND MARKETING

We conduct our sales and marketing efforts through two groups. The first group is comprised of our Senior Vice President of Sales and our four Regional Vice Presidents of Sales. This group focuses on developing new contracts with national and regional managed care organizations and other third party payors for both our local pharmacy network and our regional specialty pharmacy business.

The second group is comprised of approximately 50 sales personnel, who focus on developing new infusion therapy and specialty pharmacy business on local and regional levels. The 50 sales personnel are located in our company-owned local pharmacies throughout the US. Positioning sales personnel on a local level allows us to focus on local referral sources such as physicians, hospital discharge planners and case managers.

Substantially all of our new patients are referred by physicians, medical groups, hospital discharge planners, case managers employed by Health Maintenance Organizations, Preferred Provider Organizations or other managed care organizations, insurance companies and home care agencies. Our sales force is responsible for establishing and maintaining these referral sources.

Our two-tier system of marketing allows us to pass leads from our national managed care contacts to our network of locally-placed sales personnel. Additionally, the existence of our contracts with national managed care organizations provide our local sales personnel with more flexibility and leverage for sales in local markets. This cross-utility enables us to market our services to numerous sources of patient referrals, including physicians, hospital discharge planners, hospital personnel, HMOs, PPOs or other managed care organizations, and insurance companies. Local marketing focuses on our infusion therapy business and our care management programs, with an emphasis on certain key therapies.

COMPETITION

Our local pharmacies primarily compete in the large and highly fragmented home infusion market for contracts with managed care organizations and other third party payors and referrals from physicians,

case managers and hospital discharge planners. Competition in the home infusion market is based on quality of care, cost of service and reputation. Some of our current and potential future competitors include integrated home healthcare providers such as Apria Healthcare Group Inc., Lincare Holdings, Inc. and Gentiva Health Services Inc., local providers of alternate site healthcare services such as hospitals, local home health agencies and other local providers. Some of these competitors have, and our potential future competitors may have, greater financial, operational, sales and marketing resources than us.

Other regional specialty pharmacies compete in the large and highly fragmented specialty pharmacy services market. We face competition in obtaining contracts with managed care organizations and other third party payors and for distribution contracts with pharmaceutical manufacturers. Competition in the specialty pharmacy market is based on price, reliability of service and reputation. Some of our current and potential future competitors include specialty pharmacy providers such as Accredo Health Inc., Priority Healthcare Corporation, Caremark Therapeutic Services and others, specialized retail pharmacies such as ProCare, a division of CVS Corporation, pharmacy benefit management companies and retail pharmacies. Some of these competitors have, and our potential future competitors may have, greater financial, operational, sales and marketing resources than us.

GOVERNMENTAL REGULATION

The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. The industry is also subject to frequent regulatory change. Laws and regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Moreover, our business is impacted not only by those laws and regulations that are directly applicable to us but also by certain laws and regulations that are applicable to our managed care and other clients. If we fail to comply with the laws and regulations directly applicable to our business, we could suffer civil and/or criminal penalties and we could be excluded from participating in Medicare, Medicaid and other federal and state healthcare programs.

If our franchisees fail to comply with the laws and regulations applicable to their businesses, they could suffer civil and/or criminal penalties and/or be excluded from participating in Medicare, Medicaid and other federal and state healthcare programs, which could have an adverse impact on our business.

The healthcare industry is undergoing significant change as third party payors, such as Medicare and Medicaid, health maintenance organizations and other health insurance carriers increase efforts to control the cost, utilization and delivery of healthcare services. Reductions in reimbursement by Medicare and Medicaid and other third party payors may be implemented from time to time. These cost control efforts may result in a decline in the prices that we are able to sell our products and services for which would have a material adverse effect on our gross profit margins and overall profitability.

Professional Licensure.  Nurses, pharmacists and other healthcare professionals employed by us are required to be individually licensed or certified under applicable state law. We take steps to ensure that our employees possess all necessary licenses and certifications, and we believe that our employees comply in all material respects with applicable licensure laws.

Each of our franchisees is responsible for ensuring the licensing or certification of its employees in accordance with applicable law and is responsible for any failure to do so.

Pharmacy Licensing and Registration.  State laws require that each of our pharmacy locations be licensed as an in-state pharmacy to dispense pharmaceuticals in that state. Certain states also require that certain of our pharmacy locations be licensed as an out-of-state pharmacy if we deliver prescription pharmaceuticals into those states from locations outside of the state. We believe that we substantially comply with all state licensing laws applicable to our business. If we are unable to maintain our licenses or if states place burdensome restrictions or limitations on non-resident pharmacies, our ability to operate in some states would be limited, which could adversely impact our business and results of operations.

Laws enforced by the Drug Enforcement Administration, as well as some similar state agencies, require our pharmacy locations to individually register in order to handle controlled substances, including prescription pharmaceuticals. A separate registration is required at each principal place of business where the applicant dispenses controlled substances. Federal and state laws also require that we follow specific labeling, reporting and record-keeping requirements for controlled substances. We maintain federal and state controlled substance registrations for each of our facilities that require such registration and follow procedures intended to comply with all such record-keeping requirements.

Many states in which we are operating also require home infusion companies to be licensed as home health agencies. We believe we are in compliance with these laws as applicable.

Food, Drug and Cosmetic Act.  Provisions of this federal law govern the handling and distribution of pharmaceutical products. This law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements as long as they are not adulterated or misbranded and are dispensed in accordance with and pursuant to a valid prescription. To the extent that this law applies to us, we believe that we comply with the documentation, record-keeping and storage requirements.

Fraud and Abuse Laws—Anti-Kickback Statute.  The federal Anti-Kickback statute prohibits individuals and entities from knowingly and willfully paying, offering, receiving, or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered by Medicare, Medicaid, or other government healthcare programs. The Anti-Kickback statute is extremely broad and potentially covers many standard business arrangements. Violations can lead to significant criminal and civil penalties, including fines of up to $25,000 per violation, civil monetary penalties of up to $50,000 per violation, assessments of up to three times the amount of the prohibited remuneration, imprisonment, and /or exclusion from participation in Medicare, Medicaid, and other government healthcare programs. The Office of the Inspector General of the US Department of Health and Human Services has published regulations that identify a limited number of specific business practices that fall within safe harbors guaranteed not to violate the Anti-Kickback statute. We attempt to safe harbor our business relationships. But while not all of our business relationships meet all of the elements of the published safe harbors, conformity with the safe harbors is not mandatory and failure to meet all of the requirements of an applicable safe harbor does not make conduct illegal. The Office of Inspector General is authorized to issue advisory opinions regarding the interpretation and applicability of the federal Anti-Kickback law, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. We have not, however, sought such an opinion.

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

Fraud and Abuse Laws—False Claims Act.  We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim or causing a claim to be presented for payment from Medicare, Medicaid or other third party payors that is false or fraudulent. The standard for "knowing and willful" often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly or by a private plaintiff on the government's behalf. Under the False Claims Act, both the government and the private plaintiff, if successful, are permitted to recover substantial monetary penalties, as well as an amount equal to three times actual damages. A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own qui tam provisions whereby a private party may file a civil lawsuit in state court. We believe that we have procedures in place to ensure the accurate completion of claims forms and requests for payment by facilities owned by us.

In recent years, federal and state government agencies have increased the level of enforcement resources and activities targeted at the healthcare industry. In addition, federal law allows individuals to bring lawsuits on behalf of the government alleging false or fraudulent Medicare or Medicaid claims and certain other violations of federal law. The use of these private enforcement actions against healthcare providers has increased dramatically in the recent past, in part because the individual filing the initial complaint is entitled to share in a portion of any settlement or judgment.

Limitations on Physician Self-Referral Law (Stark Law).  The federal Stark Law generally prohibits a physician from making referrals for certain health services to entities in which he/she or a family member has an ownership or investment interest. On January 4, 2001, the Center for Medicare and Medicaid Services issued Phase I of the final Stark Law regulations in the form of a final rule. The Center for Medicare and Medicaid Services previously issued proposed regulations regarding the Stark Law on January 9, 1998 covering the same general subject matter as the Phase I guidance and the to-be-provided Phase II guidance. The Stark Law is currently in effect and most of the provisions of the Phase I regulations will become effective on January 4, 2002. However, liberalized rules regarding physician financial relationships with home health services became effective February 5, 2001.

The Phase I regulations address the provisions in paragraphs (a), (b), and (h) of Section 1877 of the Social Security Act and applies to services covered by Medicare, Medicaid, and other government healthcare programs. Those subsections cover: the Stark Law's prohibition on referrals for designated health services by physicians to entities with which they have a financial relationship unless an exception applies; the exceptions that apply to ownership and/or compensation arrangements; and definitions of Stark Law terms, including definitions of "group practice" and each of the identified designated health services. Designated Health Services include outpatient pharmaceuticals, parenteral and enteral nutrition products; home health services; durable medical equipment; physical and occupational therapy services; and inpatient and outpatient hospital services.

Phase II will address the ownership/investment and compensation exceptions in paragraphs (c), (d) and (e) of Section 1877 and the reporting requirements and sanctions under paragraphs (f) and (g), respectively, and will further address the exception for services furnished in an ambulatory surgical center in an end-stage renal dialysis facility or by a hospice organization. Phase II will also address Section 1903(s) of the Act that which extends aspects of the referral prohibition to the Medicaid Program; comments received in response to Phase I; certain proposals for new exceptions; and reporting requirements.

The Center for Medicare and Medicaid Services promises to release Phase II in the near future. However, because Phase I solicited comments for Phase II that were due by April 4, 2001, it is unlikely that Phase II will be released any earlier than the summer of 2001. Based on experience with previous Stark Law comments that were published more than two years after the close of the comment period, it may be much longer before Phase II is released and the impact of the new regulations will have to then be assessed.

Health Insurance Portability and Accountability Act of 1996.  Subtitle F of the Health Insurance Portability and Accountability Act of 1996 was enacted to improve the efficiency and effectiveness of the healthcare system through the establishment of standards and requirements for the electronic transmission of certain health information. To achieve that end, the act requires the Secretary of the United States Department of Health and Human Services to promulgate a set of interlocking regulations establishing standards and protections for health information systems, including standards for the following:

•
the development of electronic transactions and code sets to be used in those transactions;

•
the development of unique health identifiers for individuals, employers, health plans, and healthcare providers;

•
the security of individual health information;

•
the transmission and authentication of electronic signatures; and

•
the privacy of individually identifiable health information.

Final rules setting forth standards for electronic transactions and code sets were published on August 17, 2000 and for the privacy of individually identifiable health information on December 28, 2000, both of which apply to health plans, healthcare clearinghouses and healthcare providers who transmit any health information in electronic form in connection with certain administrative and billing transactions. Proposed rules that include standards for unique health identifiers for employers and healthcare providers, as well as standards related to the security of individual health information and the use of electronic signatures have been published. Compliance with the privacy regulations is required by April 2003. Compliance with the proposed rules for health identifiers and security standards is not expected to be required before 2003.

We are currently evaluating the effect of the proposed and final rules published to date and have developed a task force to address the standards set forth in these rules and their effect on our business. Given the complexity of the regulations and the fact that not all of the standards have been issued in final form, we cannot estimate at this time the cost of compliance.

HIPAA also has created new healthcare related crimes, and granted authority to the Secretary of the DHHS to impose certain civil penalties. Particularly, the Secretary may now exclude from Medicare any individual with a direct or indirect ownership interest in an entity convicted of health care fraud or excluded from the program. HIPAA encourages the reporting of health care fraud by allowing reporting individuals to share in any recovery made by the government. HIPAA also requires new programs to control fraud and abuse, and new investigations, audits and inspections.

New crimes under HIPAA include:

•
knowingly and willfully committing a federal health care offense relating to a health care benefit program; and

•
knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false or fraudulent statements in connection with claims and payment for health care services by a health care benefit plan.

These provisions of HIPAA criminalized situations that previously were handled exclusively civilly through repayments of overpayments, offsets and fines. We believe that our business arrangements and practices comply with HIPAA. However, a violation could subject us to penalties, fines or possible exclusion from Medicare or Medicaid. Such sanctions could reduce our revenue or profits.

Balanced Budget Act.  Each state operates a Medicaid program funded in part by the Federal government. The states may customize their programs within federal limitations. Each state program has its own payment formula and recipient eligibility criteria. In recent years, changes in Medicare and Medicaid programs have resulted in limitations on, and reduced levels of, payment and reimbursement for a substantial portion of health care goods and services. For example, the federal Balanced Budget Act of 1997, even after the restoration of some funding in 1999 and in 2000, will continue to cause significant reductions in spending levels for the Medicare and Medicaid programs. In spring of 2000, some state Medicaid agencies reduced their reimbursement rates to correspond to the new average wholesale prices published by First Data Bank.

Franchise Regulation.  We are subject to regulations adopted by the Federal Trade Commission, and to certain state laws that regulate the offer and sale of franchises. The FTC's Trade Regulation Rule on Franchising and certain state laws require that we furnish prospective franchise owners with a Uniform Franchise Offering Circular containing information prescribed by the Rule and applicable state laws and regulations. There are certain states that also regulate the offer and sale of franchises and, in almost all cases, require registration of the UFOC with state authorities.

We are also subject to a number of state laws that regulate some substantive aspects of the franchisor-franchisee relationship. These laws may limit a franchisor's ability to:

•
terminate or not renew a franchise without good cause;

•
interfere with the right of free association among franchise owners;

•
disapprove the transfer of a franchise;

•
discriminate among franchisees regarding changes, royalties and other fees; and

•
place new facilities near existing franchisees.

These laws also may limit the duration and scope of non-competition provisions. To date, these laws have not precluded us from seeking franchisees in any given area and have not had a material adverse effect on our operations.

Although bills intended to regulate certain aspects of franchise relationships have been introduced into Congress on several occasions during the past decade, none have been enacted. We are not aware of any pending franchise legislation that in our view is likely to significantly affect our operations. We believe that our operations comply substantially with the Rule and applicable state franchise laws.

SERVICE MARKS

We have registered with the federal government OPTION CARE®, OptionMed™ and MBI®, among others, as service marks. We believe that Option Care is becoming increasingly recognized by many referral sources as representing a reliable, cost-effective source of pharmacy services. We believe that the use of these service marks do not violate or otherwise infringe the rights of others.

EMPLOYEES

As of December 31, 2000, we employed 732 persons on a full-time basis and 451 persons on a part-time basis. Of our full-time employees, 79 were corporate management and administrative personnel and the remaining 653 were employees of company-owned locations, primarily in clinical, management and administrative positions.

We consider employee relations to be good. None of our employees is covered by a collective bargaining agreement.

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

All locations listed produce infusion and services segment revenues with the exception of Corona, CA and Jacksonville, FL, which do not have current operations as of December 31, 2000. In addition, the specialty pharmacy segment revenues are generated from our Miami, FL and Ann Arbor, MI locations.

Item 3. LEGAL PROCEEDINGS

    From time to time, we are named as a party to legal claims and proceedings in the ordinary course of business. We are not aware of any claims or proceedings against us or any of our franchisees that we believe are likely to have a material financial impact on us.

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

Calendar Quarter	High	Low
2000
First Quarter	$8.75	$2.75
Second Quarter	$8.06	$4.50
Third Quarter	$7.38	$4.94
Fourth Quarter	$7.75	$5.50
1999
First Quarter	$5.88	$1.00
Second Quarter	$3.50	$1.50
Third Quarter	$5.00	$2.69
Fourth Quarter	$4.00	$2.63

On October 9, 2001, the closing price of our common stock on the Nasdaq National Market was $16.00. As of October 9, 2001, there were approximately 226 holders of record of our common stock.

Dividend policy

We have not declared or paid cash dividends on our common stock in the past and do not intend to pay dividends on our common stock in the future.

Item 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

    In the table below, we provide you with summary historical financial data of Option Care. We have prepared this information using the consolidated financial statements of Option Care for the five years ended December 31, 2000. The financial statements for the three years ended December 31, 2000 have been audited by Ernst & Young LLP, independent auditors. The financial statements for the years ended December 31, 1996 and 1997 have been audited by other independent auditors. The selected consolidated financial data reflects our acquisitions, all of which were accounted for using the purchase method of accounting, except for the September 19, 1996 acquisition of Addison Home Care, Inc., subsequently renamed Option Care of Oklahoma, Inc., which was treated as a pooling of interest. This summary should be read in conjunction with our Consolidated Financial Statements and Notes thereto, contained elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	1996	1997	1998	1999	2000
	(dollars in thousands, except per share data)
Consolidated statement of operations data:

Revenue:
Local pharmacy(1):
Infusion and specialty pharmacy	$48,781	$71,992	$74,949	$78,686	$90,523
Royalties	12,022	9,880	8,700	8,702	8,795
Sale and support of MBI software	518	1,994	2,214	2,663	2,413
Other revenue	9,772	9,457	7,907	471	500

Total local pharmacy	71,093	93,323	93,770	90,522	102,231
Regional specialty pharmacy(1)	-0-	7,170	21,170	29,927	39,043

Total revenue	71,093	100,493	114,940	120,449	141,274
Cost of revenue(1):
Local pharmacy	35,079	51,112	50,221	45,464	54,076
Regional specialty pharmacy	-0-	6,397	18,888	25,290	33,709

Total cost of revenue	35,079	57,509	69,109	70,754	87,785

Gross profit	36,014	42,984	45,831	49,695	53,489
Operating expenses	53,780	44,661	43,293	40,411	40,415

Operating income (loss)	(17,766)	(1,677)	2,538	9,284	13,074
Net income (loss)	$(20,256)	$(2,097)	$(691)	$4,627	$7,455

Net income (loss) per common share—diluted	$(1.93)	$(0.19)	$(0.06)	$0.39	$0.60

Weighted average number of shares and equivalents outstanding—diluted	10,494	10,879	11,071	11,926	12,488
	As of December 31,
	1996	1997	1998	1999	2000
	(in thousands)
Consolidated balance sheet data:

Working capital	$21,458	$25,901	$19,796	$11,676	$20,994
Total assets	44,041	68,639	59,392	57,634	66,825
Current portion of long-term debt	1,399	314	262	142	833
Other current liabilities	5,959	15,688	12,790	18,625	13,546
Long-term debt, less current portion	12,461	28,801	22,096	8,448	11,951
Stockholders' equity	23,540	23,402	23,739	29,306	38,668

(1)
During the fiscal year ended December 31, 2000, we realigned our internal reporting to separate our regional specialty pharmacy business (formerly called "specialty pharmacy") from our local pharmacy business (formerly called "infusion and services") and, as a result, at that time we developed segment financial data for fiscal years ended December 31, 1998, 1999 and 2000. Prior to that time, we operated as one business segment. We did not generate significant revenue in our regional specialty pharmacy segment until the acquisition of our Ann Arbor, Michigan and Miami, Florida facilities in 1997.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We provide pharmacy services to patients on behalf of managed care organizations and other third party payors. We contract with payors to provide infusion therapy, specialty pharmacy and other related services to patients at home or at other alternate-site settings, such as physicians' offices. As of December 31, 2000, our pharmacy and related services are provided locally through our nationwide network of 128 owned and franchised pharmacy locations, and through our three regional specialty pharmacies which operate under the name OptionMed™. Certain specialty pharmaceuticals may be infused rather than injected. Revenue generated from infused specialty pharmaceuticals is included in revenue generated from specialty injectable pharmaceuticals and not in revenue generated from home infusion therapy and related services.

We operate our business in two segments—our local pharmacy division and our regional specialty pharmacy division. Our local pharmacy division was formerly called "infusion and services" and our regional specialty pharmacy division was formerly called "specialty pharmacy." Summarized information about revenue in each segment is provided in the following table:

	Years ended December 31,
	1998	1999	2000

Local pharmacy:
Infusion and specialty pharmacy	65.2%	65.3%	64.1%
Royalties	7.6	7.2	6.2
Sale and support of MBI software	1.9	2.2	1.7
Other revenue	6.9	0.4	0.4

Total local pharmacy	81.6	75.1	72.4
Regional specialty pharmacy	18.4	24.9	27.6

Total revenue	100.0%	100.0%	100.0%

Most of our revenue is generated from managed care contracts and other agreements with commercial third party payors. Our principal managed care contract is with Blue Cross and Blue Shield of Florida, Inc. which contracts with us through our regional pharmacy located in Miami, Florida. In 1998, 1999 and 2000, approximately 22%, 25% and 27% of our total pharmacy revenue other than revenue from royalties, sale and support or MBI software and other revenue was related to this contract and approximately 76%, 77% and 74% of our regional specialty pharmacy revenue was related to this contract. The contract is terminable by either party on 90 days' notice and, unless terminated, renews annually each September for an additional one year term. In April 2001, we agreed to a reduced pricing schedule. In September 2001 we entered into a new contract with respect to specialty injectable pharmaceuticals which continued the revised pricing and expanded the number of Blue Cross and Blue Shield of Florida, Inc. patients to which we may provide pharmaceuticals. We expect to implement expanded services under the new contract in stages over the next 18 to 24 months. Although we expect the reduced pricing to lower our gross margin we expect to gradually increase our profitability as we expand our specialty injectable pharmaceutical sales by the sale of specialty injectable pharmaceuticals to a larger patient population.

For the twelve months ended December 31, 2000 approximately 16% of our total pharmacy revenue came from governmental programs such as Medicare and Medicaid.

Many governmental payors reimburse us for some pharmaceuticals based on that pharmaceutical's average wholesale price. In many cases, we purchase pharmaceuticals at less than average wholesale price. Average wholesale price for most pharmaceuticals is compiled and published by private companies, including First DataBank, Inc. It has been reported that there are currently several lawsuits pending against manufacturers of certain pharmaceuticals. These government investigations and lawsuits involve allegations that manufacturers have misrepresented to First DataBank the actual selling price of certain pharmaceuticals. First DataBank has announced that it will now base average wholesale prices on market prices certified by the manufacturer. As a result of this change, First DataBank has published a Market Price Survey that reduces the average wholesale price significantly for a number of the products we currently supply to patients. If the average wholesale prices on the products we purchase are reduced, our gross profit margins could decline.

We have been reducing the number of our franchised locations since 1993 to increase operational efficiency, most often by consolidating, terminating or acquiring franchises. However, since 1998, royalty revenue has been substantially consistent even with fewer franchised locations.

Since December 31, 2000, we have acquired ten local pharmacies through seven separate asset acquisition agreements. After consolidations with our existing company-owned local pharmacies these acquisitions will provide us with six new company-owned local pharmacy locations. The aggregate purchase price for these acquisitions was $11.3 million paid in cash at closing, with up to an additional $3.5 million payable in cash through 2003 if certain financial targets are met. Acquisitions constitute an integral part of our growth strategy and we continue to evaluate acquisition opportunities.

RESULTS OF OPERATIONS

The following table shows certain statement of operations items expressed as a percentage of revenue for the years ended December 31, 1998, 1999, 2000.

	Years ended December 31,
	1998	1999	2000

Revenue	100.0%	100.0%	100.0%
Cost of revenue:
Local pharmacy	43.7	37.7	38.3
Regional specialty pharmacy	16.4	21.0	23.8

Total cost of revenue	60.1	58.7	62.1

Gross profit	39.9	41.3	37.9
Operating expenses:
Selling, general and administrative	32.9	30.6	26.5
Provision for doubtful accounts	4.3	2.5	1.6
Amortization of goodwill	0.5	0.5	0.5

Total operating expenses	37.7	33.6	28.6

Operating income	2.2	7.7	9.3
Other expenses:
Other income (expense), net	—	(0.5)	(0.1)
Interest expense	(2.1)	(0.8)	(0.7)

Total other expense, net	(2.1)	(1.3)	(0.8)

Income before income taxes	0.1	6.4	8.5
Provision for income taxes	0.7	2.6	3.2

Net income (loss)	(0.6%)	3.8%	5.3%

Years Ended December 31, 2000 and 1999

Our revenue increased by 17.3% from $120.4 million in 1999 to $141.3 million in 2000. The $20.8 million of revenue growth during 2000 was primarily in infusion therapy and specialty pharmacy in both our local pharmacy division and our regional specialty pharmacy division. Approximately $11.8 million of the growth was attributable to infusion therapy and specialty pharmacy sales in our local pharmacy division, of which approximately $3.7 million was due to business acquisitions in 2000 in the cities of Bellingham, Washington, Sterling, Virginia and Hemet, California. The remaining $8.1 million increase during 2000 was due to same-store sales growth over 1999. At our regional specialty pharmacies, revenue increased 30.5%, or $9.1 million primarily due to new managed care contracts, improved marketing of existing products and services and distribution of new products. Royalty revenue increased by 1.1% due to same-store growth within our franchise network.

Our 2000 gross profit of $53.5 million represented an increase of $3.8 million, or 7.6%, over 1999. This increase can be directly attributed to the $20.8 million year-to-year increase in revenue. However, the overall gross profit percentage decreased from 41.3% in 1999 to 37.9% in 2000. This decrease is due to the stronger growth of our specialty pharmacy sales relative to sales in our infusion business. Specialty injectable pharmaceuticals are higher cost, lower margin products, and therefore, generate a lower gross profit percentage than our infusion therapy products. Our regional specialty pharmacy gross profit percentage in 2000 was 13.7%, as compared to a gross profit percentage of 47.1% for our local pharmacy division. The faster 2000 growth rate of our regional specialty pharmacy division over the local pharmacy division accounts for our overall decline in gross profit percentage. The 1999 regional specialty pharmacy division gross profit percentage was 15.5%, while the local pharmacy division gross profit percentage was 49.8%. For both divisions, the year-to-year decrease was due to an increase in higher cost, lower margin pharmaceutical sales.

Total 2000 operating expenses of $40.4 million were approximately equal to 1999 operating expenses of $40.4 million. This fact, combined with our $20.8 million increase in revenue, resulted in a decline in operating expenses to 28.6% of revenue in 2000 compared to 33.6% in 1999. There are several reasons for this decline. The increase in revenue in 2000 over 1999 came primarily from within our existing operations and facilities. Therefore, we incurred no direct increase in overhead expenses resulting from the increase in revenue. Also, while administrative wages and related costs increased by $2.1 million, this increase was offset by reductions in other general and administrative expenses. Our provision for doubtful accounts decreased by $673,000, from 2.5% of revenue in 1999 to 1.6% in 2000. Goodwill amortization expense increased by $121,000 due to additional goodwill resulting from our 2000 acquisitions and additional payments on our 1996 and 1997 acquisitions.

Interest expense in 2000 was $1.0 million, which was approximately equal to the $1.0 million in 1999. In 2000, positive operating cash flows of $7.8 million from continuing operations were offset by payments for acquisitions of $7.6 million, which consist of approximately $4.2 million for new businesses and $3.4 million for additional payments on 1996 and 1997 acquisitions. This resulted in a similar average credit line borrowing balance between the two years, and thus similar interest expense.

The income tax provision increased $1.3 million, or 42.7%, for 2000 versus 1999. This increase was primarily due to the 53.7% increase in income before income taxes from 1999 to 2000.

Income taxes were provided for at a 37.5% rate in 2000 compared to 40.3% in 1999. The reduction in the income tax rate in 2000 versus 1999 was due to a re-evaluation of our overall state tax liabilities, as well as from the favorable resolution of various tax matters previously reserved for as potential liabilities.

We recorded net income of $7.5 million in 2000, which represents an increase of $2.8 million or 61.1%, over 1999. Net income equaled 5.3% of revenue in 2000 compared to 3.8% of revenue in 1999. As a result of the increase in net income, earnings per diluted share increased to $0.60 in 2000 versus $0.39 in 1999. The increase in earnings per share that resulted from our increase in net income was offset by a 4.7% increase in diluted shares outstanding. This increase was mostly due to the issuance of new shares of stock for three purposes: (i) payment of stock earnouts under the terms of 1996 and 1997 acquisitions agreements; (ii) exercise of non-qualified stock options by employees and former employees; and (iii) issuance of shares to employees who participated in our 1999 Employee Stock Purchase Plan.

Net cash flow provided by operations for 2000 was $7.8 million, a small increase from the $7.7 million of cash flow provided by operations in 1999. While net income increased by $2.8 million in 2000 versus 1999, accounts receivable increased by $6.1 million, or 27.1%, due to the fact that fourth quarter 2000 revenue of $40.1 million exceeded fourth quarter 1999 revenue of $31.7 million, or 26.7%, nearly the same increase. This increase in accounts receivable was partially offset by a $1.3 million decrease in inventory. December 31, 1999 inventories had been increased as a precautionary measure related to Year 2000 planning, and also to obtain favorable price reductions based on volume purchases of certain products. No such temporary inventory increases existed as of December 31, 2000, therefore resulting in a decrease in inventory value compared to the prior year. Changes in other assets and liabilities accounted for the remainder of the year-to-year change in operating cash flows.

Net cash flow used in investing activities for 2000 was $9.2 million, compared to $1.8 million in 1999. The $7.5 million increase was primarily due to approximately $4.2 million in cash payments for our 2000 acquisitions. Another $3.4 million related to payment of additional obligations under our 1996 and 1997 acquisition agreements compared to $1.2 million paid in 1999. The remaining increase in cash flow used in investing activities consisted of a $294,000 increase in capital expenditures and $816,000 in additions to other assets, which included loan origination fees paid for securing our $15.0 million term loan, as well as expenditures for development of our OptionMed™ web site.

Net cash flow provided by financing activities was $1.5 million in 2000 versus net cash flow used by financing activities of $9.6 million in 1999. Repayments of debt under our revolving credit facility in 1999 due to strong operating cash flows was the reason for the $9.6 million cash flow usage in that year. Payments for our 2000 acquisitions and for obligations related to our 1996 and 1997 acquisitions exceeded our 2000 net operating cash flow. Therefore, the total outstanding obligations under our credit facility increased, resulting in $1.5 million of net cash flow being provided by financing activities.

Years Ended December 31, 1999 and 1998

Revenue for the year ended December 31, 1999 was $120.4 million, an increase of $5.5 million, or 4.8%, over 1998. Revenue from our regional specialty pharmacy division increased $8.8 million, or 41.4%, due to an increased focus on marketing and growing this segment. Revenue from our local pharmacy division declined by $3.2 million, or 3.5%, due primarily to our decision, made in the second and third quarters of 1998, to terminate participation under contracts to perform network management services. Within the local pharmacy segment, revenue from infusion therapy and specialty pharmacy increased $3.7 million, or 5.0%, due to same-store growth realized by our owned offices. Royalty revenue remained virtually unchanged, as same-store growth within our franchise network compensated for a slight reduction in the total number of franchise locations in 1999 versus 1998. Sales of our MBI software totaled $2.7 million in 1999. The 1999 increase of $449,000 is a result of the roll out of MBI HomeCare 5.0, an upgraded software program, during 1999.

Gross profit of $49.7 million for 1999 represented an increase of $3.9 million, or 8.4%, from the $45.8 million realized in 1998. Our gross profit margin for 1999 increased to 41.3%, compared to 39.9% in 1998, due primarily to a 4.7% increase in the gross profit of the regional specialty pharmacy division from 10.8% in 1998 to 15.5% in 1999. Improved managed care contract pricing and reduced cost of pharmaceuticals due to volume discounts were the main reasons for this improvement. Our local pharmacy division experienced a 3.4% improvement in gross profit margin in 1999 over 1998. This was mostly due to termination of our participation under network management service contracts in the second and third quarters of 1998. The revenue generated in 1998 under these contracts provided little or no gross margin on $6.5 million of network management revenue.

During the first quarter of 1999, we changed our methodology for reporting gross profit. Costs deemed to be directly related to the production of revenue, such as pharmacy and nursing, remained in the cost of service, while all other costs previously reported as patient care services operations were reclassified into selling, general and administrative expenses. We determined that the new method of reporting was more appropriate and provided a more accurate indication of the actual gross profit provided by the revenue. Certain amounts from prior years have been reclassified to conform to the 1999 presentation.

Operating expenses for 1999 declined by $2.9 million, or 6.7%, to $40.4 million from $43.3 million in 1998. Operating expenses as a percentage of revenue declined from 37.7% in 1998 to 33.6% in 1999. Selling, general and administrative expenses decreased by $965,000 or 2.5%, primarily due to increased productivity. The provision for doubtful accounts declined by $2.0 million, or 39.8%, due to the strong cash collections realized in 1999 of outstanding accounts receivable. Amortization of goodwill for 1999 was consistent with 1998 amortization.

Interest expense declined by $1.4 million, or 58.0%, as overall debt was reduced from $22.4 million at December 31, 1998 to $8.6 million at December 31, 1999. The decline came in part from our use of cash on hand to reduce debt upon signing a new credit facility in the first quarter of 1999. In the third quarter of 1998, we had discontinued our practice of using excess cash flow to pay down on our revolving credit facility. Once the new credit facility was in place, we re-instituted this practice and used cash on hand to retire debt. In addition, in 1999 we used our operating cash flow of $7.7 million, generated by strong cash collections of outstanding accounts receivable and improved management of accounts payable, to minimize outstanding amounts under our revolving credit facility.

Income tax provision increased 271.6%, from $842,000 in 1998 to $3.1 million in 1999. This increase was due to increase in income before income taxes from $151,000 in 1998 to $7.8 million in 1999. Income taxes were provided for in 1999 at a 40.3% rate. We believe comparisons to the prior year are not meaningful because we settled outstanding audits and recognized additional tax expense in 1998.

As a result of the forgoing, for the full year of 1999, we recorded net income of $4.6 million, or 3.8%, of revenue, an increase of $5.3 million over the net loss of $691,000 recorded in 1998. Earnings per diluted share increased for the year from a loss of $0.06 in 1998 to $0.39 for 1999, due to the increase in net income, offset by an 855,000 increase, or 7.7%, of diluted shares outstanding. The increase in the diluted shares is due to the 81.5% gain in the market price of our stock at December 31, 1999 compared to December 31, 1998 and to the issuance of shares under certain 1996 and 1997 acquisition agreements.

QUARTERLY INFORMATION

The following table presents certain quarterly statement of earnings data for the years ended December 31, 1999 and 2000. The quarterly statement of earnings data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	1999				2000
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

	(dollars in thousands, except per share data)
Revenue	$29,029	$29,572	$30,197	$31,651	$32,771	$33,150	$35,265	$40,088
Gross profit	11,661	12,250	12,685	13,099	13,058	12,896	13,645	13,890
Income before income taxes	1,315	1,865	2,318	2,258	2,596	2,749	3,259	3,316
Net income	763	1,081	1,336	1,447	1,610	1,722	2,001	2,122
Basic earnings per share	0.07	0.09	0.12	0.12	0.14	0.14	0.17	0.17
Diluted earnings per share	$0.07	$0.09	$0.11	$0.12	$0.13	$0.14	$0.16	$0.17

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and acquisitions from operating cash flows and borrowings. Our principal demands for liquidity are working capital, acquisition activities and debt service.

As of December 31, 2000, our loan facility provided for a secured revolving credit facility of up to $25.0 million and an unsecured term loan facility of up to $15.0 million. Under the term loan facility, we can enter into unsecured term loans until June 30, 2001. Repayment under the term loan facility will be made on a four-year amortization schedule, with the first payment due July 1, 2001. However, the entire balance is due February 2002.

Availability under the revolving credit facility is related to percentages of our outstanding accounts receivable and inventory balances, less certain ineligible amounts, as defined in the facility. Overall borrowings allowable under the revolving credit facility are limited to the lesser of $25.0 million or the total allowable collateral base.

The loan facilities require us to meet certain financial covenants including a fixed charge coverage ratio, a debt ratio, and a debt to operating cash flow ratio, and we are subject to limitations on annual capital expenditures, our ability to make acquisitions, our ability to declare cash dividends and various other matters.

As of December 31, 2000, we had working capital of $20,994 million. However as of March 31, 2001 our working capital will significantly decrease primarily a result of the reclassification of all borrowings under our loan facility as current liabilities.

As of December 31, 2000, we had no cash on hand. Under our revolving credit facility, we can borrow or pay down our existing debt on a daily basis. We have instituted a policy of using excess cash balances, if any, to retire outstanding debt under our loan facility.

We believe that cash flow from operations, will be sufficient to meet our operating cash needs at least through December 31, 2002. We intend to fund the working capital needs to continue our acquisitions program and to make repayments due under our existing term loan from the proceeds from the sale of our equity securities in this offering. In the event that additional capital is required or we are unsuccessful in accessing the market for our common equity, we may not be able to obtain such capital from other sources on terms acceptable to us, if at all.

Our business strategy includes the selective acquisition of additional local pharmacy facilities. Accordingly, we may require additional capital in order to make these acquisitions. It is impossible to predict the amount of capital that may be required for acquisitions, and there is no assurance that sufficient financing for these activities will be available on terms acceptable to us, if at all.

Certain Factors Which May Affect Future Results

    You should carefully consider the risks and uncertainties we describe below, together with all of the other information contained in and incorporated by reference into this prospectus, before investing in our common stock. Some of the following factors relate principally to our business and the industry in which we operate. Other factors relate principally to an investment in our common stock. The risks and uncertainties described below are not the only risks and uncertainties that could develop. Other risks and uncertainties that we have not predicted or evaluated could also adversely affect our company. If any of the following risks occur, our earnings, financial condition or business could be materially harmed, and the trading price of our common stock could decline, and you could lose all or part of your investment.

Our revenue and profitability will decline if the pharmaceutical industry undergoes certain changes, including limiting or discontinuing research, development, production and marketing of the pharmaceuticals that are compatible with the services we provide.

Our business is highly dependent on the ability of biotech and other pharmaceutical companies to develop, supply and market pharmaceuticals that are compatible with the services we provide. Our revenue and profitability will decline if those companies were to sell pharmaceuticals directly to the public or fail to support existing pharmaceuticals or develop new pharmaceuticals. Our business could also be harmed if the pharmaceutical industry experiences any of the following developments:

•
supply shortages;

•
pharmaceutical recalls;

•
an inability to finance product development because of capital shortages;

•
a decline in product research, development or marketing;

•
a reduction in the retail price of pharmaceuticals;

•
changes in the FDA approval process; or

•
governmental or private initiatives that alter how pharmaceutical manufacturers, health care providers or pharmacies promote or sell products and services.

If we lose relationships with managed care organizations and other non- governmental third party payors, we could lose access to a significant number of patients and our revenue and margins could decline.

We are highly dependent on reimbursement from managed care organizations and other non- governmental third party payors. For the fiscal years ended December 31, 1998, 1999, and 2000, approximately 75%, 82%, and 84% of our total pharmacy revenue, excluding revenue from royalties, sale and support of a proprietary software system developed by our subsidiary, Management By Information, Inc. and other revenue, came from non-governmental payors including self-pay patients. Many payors seek to limit the number of providers that supply pharmaceuticals to their enrollees in order to build volume that justifies their discounted pricing. From time to time, payors with whom we have relationships require that we and our competitors bid to keep their business. As a result of such bidding process, we may not be retained, and even if we are retained, the prices at which we are able to retain the business may cause our margins to decline. The loss of a payor relationship could significantly reduce the number of patients we serve and have a material adverse effect on our revenue.

The loss of our contract with Blue Cross and Blue Shield of Florida would materially decrease our revenue.

Our principal managed care contract is with Blue Cross and Blue Shield of Florida, Inc., which contracts with us through our regional pharmacy located in Miami, Florida. In 1998, 1999 and 2000 approximately 22%, 25% and 27% of our total pharmacy revenue and approximately 76%, 77% and 74% of our regional specialty pharmacy revenue was related to this contract. The contract is terminable by either party on 90 days' notice and, unless terminated, renews annually each September for an additional one year term. The loss of this contract or a material reduction in our pricing or sales under this contract would materially decrease our revenue.

A significant portion of our revenue comes from Medicare and Medicaid reimbursement, and if this reimbursement or the scope of these reimbursable services is reduced, our revenue could decline.

For the fiscal years ended December 31, 1998, 1999, and 2000, approximately 25%, 18%, and 16% of our total pharmacy revenue came from reimbursement by federal and state programs. Reimbursement from Medicare, Medicaid and other government programs is subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments and governmental funding restrictions, all of which may materially affect the amount and timing of reimbursement payments to us. Any reductions or delays in amounts reimbursable by government programs for our products or services or changes in regulations governing such reimbursements could cause our revenue and profitability to decline.

Our margins could decrease as a result of changes in the calculation of the average wholesale price of pharmaceuticals.

Our gross profit is largely controlled by our ability to purchase pharmaceutical products at discounted prices and to negotiate profitable managed care contracts. In many cases, we purchase pharmaceuticals at less than the published average wholesale price for those pharmaceuticals. The average wholesale price is a standard form of pricing often used in the healthcare industry to determine discount and reimbursement amounts. Accordingly, many governmental payors reimburse us for some pharmaceuticals based on that pharmaceutical's average wholesale price, or at a percentage discount off of that pharmaceutical's average wholesale price. We have also contracted with a number of private payors to sell pharmaceuticals at the average wholesale prices or at a percentage discount off of the average wholesale prices. Various federal and state governmental agencies have been investigating the propriety or accuracy of average wholesale prices as the measure of market prices from which governmental payors determine how much they will reimburse for the pharmaceutical. These investigations could result in reduced pricing and margins on certain pharmaceuticals that we currently supply.

The average wholesale price of most pharmaceuticals is compiled and published by private companies, including First DataBank, Inc. It has been reported that there are currently several lawsuits pending against manufacturers of certain pharmaceuticals. These government investigations and lawsuits involve allegations that manufacturers have misrepresented to First DataBank the actual selling price of certain pharmaceuticals. First DataBank has announced that it will now base average wholesale prices on market prices certified by the manufacturer. As a result of this change, First DataBank has published a Market Price Survey that reduces the average wholesale price significantly for a number of the products we currently supply to patients. If the average wholesale prices on the products we purchase are reduced, our gross profit margins could decline.

Our gross profit margins will decline if the growth in our regional specialty pharmacy division outpaces the growth in our local pharmacy division.

The gross profit margins in our regional specialty pharmacy division are lower than the gross profit margins in our local pharmacy division. This is because the highest margin products and services we provide are infusion therapy products and services delivered by our local pharmacy network. The faster growth rate of our regional specialty pharmacy division over the local pharmacy division in 2000 accounted for our overall decline in gross profit percentage to 37.9% in 2000 from 41.3% in 1999. If our lower gross margins regional specialty pharmacy division continues to grow at a faster rate than that of the local pharmacy division, our gross profit margins will continue to decline. If our gross profit margins continue to decline, our operating results will be harmed.

If we do not adequately respond to competitive pressures, demand for our products and services could decrease.

The markets we serve are highly competitive and subject to relatively few barriers to entry. Local, regional and national companies are currently competing in many of the healthcare markets we serve and others may do so in the future. Some of our competitors have greater financial, technical, marketing and managerial resources than we have. Price competition and other competitive factors could cause a decline in our revenue and profitability. For example, in April 2001, we agreed to a reduced price schedule under our principal specialty pharmaceutical distribution contract which we expect will lower our gross margins. We expect to continue to encounter competition in the future that could limit our ability to increase or maintain our pricing.

Any termination of, or adverse change in, our relationships with a single source product manufacturer or the loss of supply of a specific single source specialty pharmaceutical could have a material adverse effect on our operations.

We sell specialty pharmaceutical products which are supplied to us by a variety of manufacturers, many of which are the only source of that specific pharmaceutical. During 2000, a significant portion of our regional specialty pharmacy revenue was attributable to sales of single source products, and one such single source product, Lupron, which is manufactured by TAP Pharmaceutical Products, accounted for approximately 11% of our total specialty pharmacy revenue. In order to have access to these pharmaceuticals, we must maintain good working relations with our manufacturers. Most of the manufacturers of the pharmaceuticals we sell have the right to cancel their supply contracts with us without cause and after giving only minimal notice.

If we fail to manage our growth effectively, our business could be disrupted and our operating results could suffer.

Our ability to successfully offer our products and services in evolving markets requires an effective planning and management process. Our growth through the acquisition of eight local pharmacy facilities in the last eight months as well as the continued growth contemplated by our business plan may place a strain on our management systems and resources. This growth has resulted, and will continue to result, in an increase in responsibilities for management. To accommodate our growth and compete effectively, we will need to continue to implement and improve our management, operational and financial information systems and controls and to expand, train, manage and motivate our workforce. Our personnel, systems, procedures, or controls may not be adequate to support our operations in the future in light of anticipated growth. In addition, if we focus our financial resources and management attention on the expansion of our operations, our financial results may suffer.

If we are unable to acquire additional local pharmacy facilities on favorable terms, we will be unable to execute our acquisition and development strategy.

Our strategy includes increasing our revenue and earnings by acquiring local infusion therapy pharmacies. Our efforts to execute our acquisition strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisitions. In addition, we generally need consent from the lenders under our credit facility to make acquisitions. We are currently evaluating potential acquisitions and expect to continue to evaluate and complete acquisitions in the future. The facilities we acquire typically require working capital from us during the initial months of operation since we do not usually acquire receivables. We may not be successful in acquiring or achieving satisfactory operating results at acquired infusion therapy facilities, and we may not acquire infusion therapy facilities, in the future that will ultimately produce returns that justify our related investment. Future acquisitions may also result in the dilution of earnings and the write-off of goodwill and intangible assets, any of which could have a material adverse effect on our earnings.

Our industry is subject to extensive government regulation. If we or our suppliers fail to comply with these regulations, we may incur substantial additional costs and experience delays or difficulties in marketing and selling our products and services.

The marketing, sale and purchase of pharmaceuticals and medical supplies and provision of healthcare services generally is extensively regulated by federal and state governments. Other aspects of our business are also subject to government regulation. If we fail or are accused of failing to comply with applicable laws and regulations, such failure or alleged failure could have a material adverse effect on our business, financial condition and results of operations. If any of our franchisees, or the suppliers or clients we work with, are accused of violating, or found to have violated, laws or regulations, our image and reputation could be harmed. The applicable regulatory framework is complex, and the laws are very broad in scope. Many of these laws remain open to interpretation and have not been addressed by substantive court decisions. Changes in the law or new interpretations of existing law can have a dramatic effect on what we can do, our cost of doing business and the amount of reimbursement we receive from governmental third party payors, such as Medicare and Medicaid. Also, we could be affected by interpretations of what the appropriate charges are under government programs.

Some of the health care laws and regulations that apply to our activities include:

•
The federal "Anti-Kickback Law" prohibits individuals and entities from knowingly and willfully paying, offering, receiving, or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered in whole or in part by Medicare, Medicaid, or other government healthcare programs. Although there are "safe harbors" under the Anti-Kickback Law, some of our business arrangements and the services we provide may not fit within these "safe harbors." The fact that a given business arrangement does not fall within one of these "safe harbor" provisions does not render the arrangement illegal, but it may subject that arrangement to increased scrutiny by enforcement authorities.

•
The "Stark Laws" prohibit physician referrals to entities with which physicians or their immediate family members have a "financial relationship." A violation of the Stark Laws is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.

•
Pharmacies and pharmacists must obtain state licenses to operate and dispense pharmaceuticals. If we are unable to maintain our licenses or if states place burdensome restrictions or limitations on non-resident pharmacies, this could limit or affect our ability to operate in some states which could adversely impact our business and results of operations.

For a more detailed discussion of these and other government regulations, see "Business—Government Regulation."

New federal and state legislation and regulatory initiatives relating to patient privacy could require us to expend substantial sums acquiring and implementing new information systems, which could negatively impact our financial results.

There is recent legislation and several regulatory initiatives at the state and federal levels addressing patient privacy concerns. New federal legislation will extensively regulate the use and disclosure of individually identifiable health-related information and the security of electronically maintained or transmitted health-related information. We do not yet know the total financial or other impact of these regulations on our business. Compliance with these regulations could require us to spend substantial sums, including but not limited to purchasing new computer systems, which could negatively impact our financial results. Additionally, if we fail to comply with these regulations, we could suffer civil penalties up to $25,000 per calendar year for each violation and criminal penalties with fines of up to $250,000 per violation. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the federal privacy regulations. These laws vary by state and could impose additional penalties. For a more detailed discussion of these initiatives, see "Business—Government Regulation."

We may become subject to federal and state investigations.

Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral and billing practices. Further, amendments to the federal False Claims Act have made it easier for private parties to bring whistleblower lawsuits against companies. Some states have adopted similar state whistleblower and false claims provisions.

The Office of the Inspector General of the Department of Health and Human Services and the Department of Justice have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare and Medicaid billings. In addition, our executives, some of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation, resulting in adverse publicity against us. We are not aware of any governmental investigations involving any of our company-owned facilities or our executives. A future investigation of us could result in significant liabilities or penalties to us, as well as adverse publicity, and could seriously undermine our ability to compete for business, negotiate acquisitions, hire new personnel and otherwise conduct our business.

We may be subject to liability for the services we offer and the products we sell.

We and other participants in the health care market are, have been and are likely to continue to be subject to lawsuits based upon alleged malpractice, product liability, negligence or similar legal theories, many of which involve large claims and significant defense costs. A successful claim not covered by our professional liability insurance or substantially in excess of our insurance coverage could cause us to pay out a substantial award. Further, our insurance policy is subject to annual renewal and it may not be possible to obtain liability insurance in the future on acceptable terms, with adequate coverage against potential liabilities, or at all. Also, claims against us, regardless of their merit or eventual outcome, could be a serious distraction to management as well as harm our reputation.

Our image and reputation may be harmed by actions taken by our franchisees that are outside of our control.

Approximately 70% of our local pharmacy locations are operated by franchisees. Franchisees are independent business owners and are not our subsidiaries or employees. Consequently, the quality of a franchised operation is dependent upon its owner and general manager. Franchisees may not successfully operate facilities or they may not comply with federal and state health care statutes and regulations. If they do not, our image and reputation may suffer.

Our gross profit margins may decline if our franchise royalties are reduced.

We rely on royalty payments from our franchisees. For the fiscal years ended December 31, 1998, 1999, and 2000, we derived approximately 7.6%, 7.2%, and 6.2% of our revenue from franchise royalties. The franchisees pay royalties on gross receipts. Because there is no "cost of goods sold" associated with this revenue, franchise fees represent a disproportionate part of our gross profit. If our franchisees encounter business or operational difficulties, our revenue from royalties may be adversely affected. Such difficulties may also negatively impact our ability to sell new franchises. In addition, if we are unable to successfully attract new franchisees or if our existing franchise owners do not enter into new franchise agreements with us when their current agreements expire, our franchise revenue and our gross profit margins will decline. Consequently, our financial prospects are related to the success of our franchises.

If we lose a key employee it could harm our operations.

Our success depends upon the availability and performance of our senior management, particularly Rajat Rai, our President and Chief Executive Officer. We do not have an employment contract with Mr. Rai or any of our other key executives. We do not have key person insurance for Mr. Rai or any of our other key executives. The loss of the services of Mr. Rai or any of our other key executives could have a material adverse effect upon our business and results of operations. In addition, none of our key executives are subject to any contractual restrictions regarding their ability to work for competitors.

The current shortage in licensed pharmacists could adversely affect our business.

The healthcare industry is currently experiencing a shortage of licensed pharmacists. Consequently, hiring and retaining qualified pharmacists will be difficult due to intense competition for their services and employment. Any failure to hire or retain pharmacists could impair our ability to expand or maintain our operations.

The market price of our common stock may experience substantial fluctuations for reasons over which we have little control.

The stock price and the number of shares traded of companies in the healthcare and health services industry experience periods of significant volatility. Both company-specific and industry-wide developments may cause this volatility. The market price of our common stock could continue to fluctuate up or down substantially based on a variety of factors, including the following:

•
future announcements concerning us, our competitors, the pharmaceutical manufacturers with whom we have relationships or the health care market;

•
changes in operating results from quarter to quarter;

•
sales of stock by insiders;

•
changes in government regulations;

•
news reports relating to trends in our markets;

•
acquisitions and financings in our industry; and

•
overall volatility of the stock market.

Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in our results of operations and general economic, political and market conditions, may adversely affect the market price of our common stock.

Because it is unlikely that we will ever pay dividends, you will only be able to benefit from holding our stock if the stock price increases.

We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business. Moreover, we are prohibited from declaring dividends without the consent of our lenders under our credit agreement. Therefore, you are not likely to receive dividends in the foreseeable future, and you will only be able to benefit from holding our stock if the stock price increases.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could discourage a change in control.

Some provisions of our amended and restated certificate of incorporation and amended and restated bylaws as well as Delaware law may be deemed to have an anti-takeover effect or may delay or make more difficult an acquisition or change in control not approved by our board of directors, whether by means of a tender offer, open market purchases, a proxy contest or otherwise. These provisions could have the effect of discouraging third parties from making proposals involving an acquisition or change in control, although such a proposal, if made, might be considered desirable by a majority of our stockholders. These provisions may also have the effect of making it more difficult for third parties to cause the replacement of our current management without the concurrence of our board of directors.

Item 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. We utilize a mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2001. As of December 31, 1999 and 2000, our fixed-rate debt was $273,000 and $175,000, and our corresponding variable-rate debt was $8.3 million and $12.6 million. Based on our variable-rate debt at December 31, 2000, a one-percent change in interest rates would result in an annual change in interest expense of approximately $126,000.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements and Financial Statement Schedule in Part IV, Item 14(a)(1) and (2) of this Annual Report on Form 10-K.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Option Care, Inc.

We have audited the accompanying consolidated balance sheets of Option Care, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index on F-1. These financial statements and schedule are the responsibility of Option Care's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

                      Ernst & Young LLP

Chicago, Illinois
February 23, 2001

Option Care, Inc.

CONSOLIDATED BALANCE SHEETS

December 31, 1999 and 2000

(in thousands, except share and per share amounts)

	1999	2000

Assets
Current assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, less allowance of $4,113 and $5,092, respectively	22,697	28,845
Current portion of notes receivable, less allowance of $119 and $79, respectively	112	91
Inventory, net	3,608	2,320
Deferred income tax benefit	2,889	3,308
Prepaid expenses	795	631
Other current assets	342	178

Total current assets	30,443	35,373
Notes receivable, less allowance of $239 and $226, respectively	121	—
Equipment and other fixed assets, net	4,808	4,182
Goodwill, net	21,395	25,859
Other intangible assets, net	672	1,166
Other long-term assets	195	245

Total assets	$57,634	$66,825

Liabilities and Stockholders' Equity
Current liabilities:
Cash overdraft	$3,964	$770
Current portion of long-term debt	142	833
Trade accounts payable	5,747	5,854
Income tax payable	623	500
Accrued wages and related employee benefits	3,595	4,033
Deferred purchase price liability	1,210	216
Accrued expenses	3,486	2,173

Total current liabilities	18,767	14,379
Long-term debt, less current portion	8,448	11,951
Long-term deferred income tax liability	714	933
Minority interest	163	404
Other long-term liabilities	236	490

Total liabilities	28,328	28,157

Stockholders' equity:
Common stock, $.01 par value, 30,000,000 shares authorized, 11,492,853 and 12,134,961 shares issued and outstanding, respectively	115	121
Common stock to be issued, 234,701 and 124,901 shares, respectively	740	352
Additional paid-in capital	44,695	46,984
Accumulated deficit	(16,244)	(8,789)

Total stockholders' equity	29,306	38,668

Total liabilities and stockholders' equity	$57,634	$66,825

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 1998, 1999 and 2000

(in thousands, except per share amounts)

	1998	1999	2000

Revenue:
Infusion and services:
Infusion therapy and other healthcare services	$74,949	$78,686	$90,523
Royalty fees	8,700	8,702	8,795
Product sales and other	10,121	3,134	2,913
Specialty pharmacy	21,170	29,927	39,043

Total revenue	114,940	120,449	141,274
Cost of revenue:
Infusion and services:
Infusion therapy and other healthcare services	41,992	44,990	53,687
Royalty fees	—	—	—
Product sales and other	8,229	474	389
Specialty pharmacy	18,888	25,290	33,709

Total cost of revenue	69,109	70,754	87,785

Gross profit	45,831	49,695	53,489
Operating expenses:
Selling, general and administrative expense	37,853	36,888	37,444
Provision for doubtful accounts	4,936	2,970	2,297
Amortization of goodwill	504	553	674

Total operating expenses	43,293	40,411	40,415

Operating income	2,538	9,284	13,074
Other income (expense), net:
Interest expense	(2,392)	(1,004)	(1,027)
Other, net	5	(524)	(127)

Total other expense, net	(2,387)	(1,528)	(1,154)

Income before income taxes	151	7,756	11,920
Provision for income taxes	842	3,129	4,465

Net income (loss)	$(691)	$4,627	$7,455

Net income (loss) per common share:
Basic	$(0.06)	$0.40	$0.61

Diluted	$(0.06)	$0.39	$0.60

Shares used in computing net income (loss) per common share:
Basic	11,071	11,483	12,135

Diluted	11,071	11,926	12,488

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 1997, 1998, 1999 and 2000

(in thousands)

	Common Stock
			Common Stock to be Issued	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity
	Shares	Amounts

December 31, 1997	10,732	$108	$1,425	$42,049	$(20,180)	$23,402

Net loss	—	—	—	—	(691)	(691)
Common stock to be issued, net	—	—	(198)	—	—	(198)
Issuance of common stock	274	2	—	1,224	—	1,226

December 31, 1998	11,006	110	1,227	43,273	(20,871)	23,739

Net income	—	—	—	—	4,627	4,627
Common stock to be issued, net	—	—	(487)	—	—	(487)
Issuance of common stock	487	5	—	1,422	—	1,427

December 31, 1999	11,493	115	740	44,695	(16,244)	29,306

Net income	—	—	—	—	7,455	7,455
Common stock to be issued, net	—	—	(388)	—	—	(388)
Issuance of common stock	642	6	—	1,878	—	1,884
Income tax benefit from exercise of stock options	—	—	—	411	—	411

December 31, 2000	12,135	$121	$352	$46,984	$(8,789)	$38,668

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 1998, 1999 and 2000

(in thousands)

	1998	1999	2000

Cash flows from operating activities:
Net income (loss)	$(691)	$4,627	$7,455
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,473	2,768	3,037
Provision for doubtful accounts	4,936	2,970	2,297
Deferred income taxes	267	(520)	(200)
Other	—	—	411
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts and notes receivable	5,985	(1,948)	(6,354)
Inventory	192	(1,511)	1,421
Prepaid expenses and other current assets	2,090	(297)	331
Trade accounts payable	(1,713)	(746)	(128)
Accrued wages and related benefits	(169)	930	432
Income tax payable	—	1,072	(123)
Accrued expenses and other liabilities	(1,453)	338	(813)

Net cash provided by operating activities	12,917	7,683	7,766

Cash flows from investing activities:
Purchases of equipment and other, net	(2,120)	(667)	(961)
Other assets, net	—	119	(697)
Payments for acquisitions, net of stock to be issued	(1,258)	(1,204)	(7,559)

Net cash used in investing activities	(3,378)	(1,752)	(9,217)

Cash flows from financing activities:
Cash overdraft	(145)	3,964	(3,194)
Net borrowings (payments) under credit agreements	(6,400)	(13,483)	4,292
Payments on capital leases	(142)	(226)	(160)
Payments of notes payable	(215)	(59)	—
Issuance of common stock	1,028	208	513

Net cash provided by (used in) financing activities	(5,874)	(9,596)	1,451

Net increase (decrease) in cash and cash equivalents	3,665	(3,665)	—
Cash and cash equivalents, beginning of year	—	3,665	—

Cash and cash equivalents, end of year	$3,665	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1. Description of Business and Summary of Significant Accounting Policies

a. Description of Business

Option Care, Inc. provides specialty pharmaceutical products and related services, infusion therapy and other ancillary healthcare services through a national network of company-owned and franchised locations. Through our wholly-owned OptionMed™ subsidiary, we contract with managed care organizations and physicians to become their specialty pharmacy, dispensing and delivering specialized pharmaceuticals, assisting with clinical compliance information and providing pharmacy consulting services. Through our established national network of 129 Option Care locations, we contract with managed care organizations, third party payors, hospitals, physicians and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients' homes or other non-hospital settings. Many of our locations provide other ancillary healthcare services as well, such as nursing, respiratory therapy and durable medical equipment. In addition, we operate Management by Information, Inc., a supplier of data management products and support services to the infusion and home medical equipment industry.

As of December 31, 2000, we had 129 locations operating in 32 states. Existing offices include 103 offices owned and operated by franchise owners and 27 offices owned and operated by Option Care.

b. Principles of Consolidation

The consolidated financial statements include Option Care and its 50 percent or more owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. We have one 50 percent owned subsidiary, which is a limited liability company (LLC). Per the operating agreement for this LLC, Option Care is the managing partner and has complete operational control. We have one 80 percent owned subsidiary and all remaining subsidiaries are wholly-owned.

c. Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

d. Cash and Cash Equivalents

Option Care considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

e. Financial Instruments

The fair value of Option Care's financial instruments approximates their carrying value.

f. Inventory

Inventory, which consists primarily of pharmaceuticals and medical supplies, is stated at cost, which approximates market, and is accounted for on the first-in, first-out (FIFO) basis.

g. Long-Lived Assets

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

Goodwill, which represents the excess of fair market value over the cost of net assets acquired, is amortized on a straight-line basis over 20 to 40 years. Gross goodwill as of December 31, 1999 was $23.4 million, less accumulated amortization of $2.0 million, while gross goodwill as of December 31, 2000 was $28.6 million, less accumulated amortization of $2.7 million.

Certain intangible assets, arising from certain of Option Care's 1996, 1997, and 2000 acquisitions, are being amortized on a straight-line basis over the estimated useful life of each asset, ranging from 3 to 5 years. Loan origination fees, software development costs and web site development costs, totaling a combined $1.1 million, are also being amortized over useful lives of 3 to 5 years. The gross value of other intangible assets as of December 31, 1999 was $1.8 million, less accumulated amortization of $1.1 million, compared to the gross value of other intangible assets of $2.8 million, less accumulated amortization of $1.6 million, as of December 31, 2000.

Long-lived assets and certain identifiable intangibles are reviewed for impairment in value based upon non-discounted future cash flows, and appropriate losses are recognized whenever the carrying amount of an asset may not be recovered. No such impairment was noted as of December 31, 2000.

h. Income Taxes

Option Care files a consolidated federal income tax return with all of its 80 percent or more owned subsidiaries. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated financial statements in the period that includes the enactment date.

i. Common Stock to be Issued

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

j. Revenue Recognition

i.  Infusion therapy & other home health revenue is reported at the estimated net realized amounts from patients, third party payors and others for services rendered. Revenue is recognized as follows: when goods and services are both provided, revenue is recognized upon confirmation that the services were provided and the goods were delivered to the patient; when only goods are provided, revenue is recognized upon confirmation that the goods were delivered; when only services are provided, revenue is recognized when confirmation is received that the service has been provided. Option Care's agreements frequently provide for the provision of goods and some or all of the related services for a single price, therefore, revenues and costs from product sales and services are not reported separately. Revenue under certain third party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third party payor settlements and adjustments are estimated in the period the related services are rendered and are adjusted in future periods as final settlements are determined.

During 1999 and 2000, approximately 18% and 16%, respectively, of infusion therapy and other home health revenue and patient accounts receivable was reimbursable through governmental programs, such as Medicare and Medicaid. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Option Care's concentration of credit risk relating to trade account receivables is limited due to our diversity of patients and payors.

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

ii.  Royalty fees are based on the gross cash receipts reported by Option Care's franchises for the applicable year. Franchise agreements provide for royalties on either 9% of gross receipts (subject to certain minimums and discounts), or on a sliding scale ranging from 9% to 3% depending on the levels of such receipts and other certain factors. Initial franchise fees are recognized when franchise training and substantially all other initial services have been provided.

iii.  Product sales and other revenue consist primarily of software sales, monthly support fees related to software sales (post-contract technical support), and training fees billed by Management by Information, Inc., our wholly-owned subsidiary, to a variety of clients, primarily hospital-based or free-standing home infusion providers. Revenue is recognized in the period in which the sales occur or the services are provided. Revenue from software sales is recognized upon delivery of the software product if persuasive evidence of an arrangement exists, sufficient vendor-specific objective evidence exists to support allocating the total fee to all elements of the arrangement, the fee is fixed or determinable, and collection is probable. If there is not sufficient vendor-specific evidence, revenue is not recognized until all services have been provided. Support fees revenue is recognized ratably over the term of the related agreements. Revenue from training fees is recognized as services are performed.

iv.  Specialty pharmacy revenue is reported at the estimated net realized amounts from third party payors and others for the pharmaceutical products provided to physicians, patients, and pharmacies. Most specialty pharmacy revenue and accounts receivable are reimbursed based upon predetermined fee schedules. Revenue is recognized upon shipment of goods to customers.

k. Cost of Revenue

Cost of revenue consists of two components—cost of goods, and cost of services provided. Cost of goods consists of the actual cost of pharmaceuticals and other medical supplies provided. Cost of services provided consists of all other costs directly related to the production of revenue, such as shipping and handling, pharmacy and nursing wages and other related costs.

l. Net Income (Loss) Per Common Share

The reconciliation of net income (loss) per common share for the years ended December 31, 1998, 1999 and 2000 is as follows: (in thousands, except for per share amounts)

	For the Year Ended December 31, 1998
	Income	Shares	Per Share

Basic loss per share	$(691)	11,071	$(0.06)
Effect of dilutive securities	—	—	—

Diluted loss per share	$(691)	11,071	$(0.06)

	For the Year Ended December 31, 1999
	Income	Shares	Per Share

Basic earnings per share	$4,627	11,483	$0.40
Effect of dilutive securities	—	443	(0.01)

Diluted earnings per share	$4,627	11,926	$0.39

	For the Year Ended December 31, 2000
	Income	Shares	Per Share

Basic earnings per share	$7,455	12,135	$0.61
Effect of dilutive securities	—	353	(0.01)

Diluted earnings per share	$7,455	12,488	$0.60

The effect of dilutive securities is primarily from stock options. Such securities were not included in the calculation of diluted loss per share in 1998 as the impact would have been anti-dilutive.

m. Comprehensive Income

Option Care has no significant components of comprehensive income.

n. Related Party Transactions

Option Care engages in transactions with companies controlled by the Company's Chairman of the Board of Directors. For the years ended December 31, 1998, 1999 and 2000, Option Care purchased health care consulting services of $118,000, $168,000 and $183,000, respectively, from a company for which the Chairman serves as president. In addition, Option Care sublet office space to a company for which the Chairman also serves as chairman of the board of directors. Total rental payments received from this company for the years ended December 31, 1998, 1999 and 2000 were equal to $30,000, $35,000 and $32,000, respectively.

o. Staff Accounting Bulletin No. 101

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101. The adoption of Staff Accounting Bulletin No. 101 resulted in no material impact to the Company's statement of financial position and results of operations.

2. Segment Reporting

In 2000, Option Care realigned its internal management reporting into two distinct business segments: (i) infusion and services, and (ii) specialty pharmacy. Infusion and services segment revenue consist primarily of home infusion and other home health care services revenue, royalties earned under our franchise agreements, and software sales, support fees, and training charges. Specialty pharmacy segment revenue are derived from the preparation and delivery of injectable and other specialty pharmaceutical products to patients and physicians under managed care contracts. The most significant assets directly allocable to the specialty pharmacy segment consist of inventories and accounts receivable. Prior to 2000, Option Care operated as one business segment.

Condensed segmental Statements of Operations for the years 1998, 1999, and 2000 are presented below. Inter-segment sales are eliminated in consolidation.

	Year ended December 31, 1998
	Infusion & Services	% of Total Net Sales	Specialty Pharmacy	% of Total Net Sales	Total	% of Total Net Sales

Net sales to external customers	$93,770		$21,674		$115,444
Inter-segment net sales	—		(504)		(504)

Total net sales	93,770	100.0%	21,170	100.0%	114,940	100.0%
Total direct costs	50,221	53.6%	18,888	89.2%	69,109	60.1%
Gross profit	43,549	46.4%	2,282	10.8%	45,831	39.9%
Operating income	1,018	1.1%	1,520	7.2%	2,538	2.2%
Total assets	$56,906		$2,486		$59,392
	Year ended December 31, 1999
	Infusion & Services	% of Total Net Sales	Specialty Pharmacy	% of Total Net Sales	Total	% of Total Net Sales

Net sales to external customers	$90,522		$32,530		$123,052
Inter-segment net sales	—		(2,603)		(2,603)

Total net sales	90,522	100.0%	29,927	100.0%	120,449	100.0%
Total direct costs	45,464	50.2%	25,290	84.5%	70,754	58.7%
Gross profit	45,058	49.8%	4,637	15.5%	49,695	41.3%
Operating income	6,056	6.7%	3,228	10.8%	9,284	7.7%
Total assets	$52,247		$5,387		$57,634
	Year ended December 31, 2000
	Infusion & Services	% of Total Net Sales	Specialty Pharmacy	% of Total Net Sales	Total	% of Total Net Sales

Net sales to external customers	$102,231		$47,047		$149,278
Inter-segment net sales	—		(8,004)		(8,004)

Total net sales	102,231	100.0%	39,043	100.0%	141,274	100.0%
Total direct costs	54,076	52.9%	33,709	86.3%	87,785	62.1%
Gross profit	48,155	47.1%	5,334	13.7%	53,489	37.9%
Operating income	10,389	10.2%	2,685	6.9%	13,074	9.3%
Total assets	$61,662		$5,163		$66,825

3. Business Combinations

At various dates during 1996 and 1997, Option Care purchased the assets and ongoing operations of several of our franchises. Option Care recorded an additional $2.9 million and $3.0 million goodwill, in 1999 and 2000, respectively, from payments made under certain of these acquisition agreements due to the meeting of certain financial milestones.

Option Care completed four acquisitions in 2000. In the second quarter, we acquired the business of a hospital-based home health agency in northwest Washington. In the third quarter, Option Care completed a stock acquisition of our Sterling, VA (Washington D.C. area) franchise, and acquired the assets of our Hemet (west of Los Angeles), CA franchise. Finally, in the fourth quarter, we purchased the assets of our Rockwall (Dallas), TX franchise. The aggregate purchase price for these acquisitions was $4.6 million, of which $4.2 million was paid in cash, and $0.4 million is payable in future cash consideration. Also, an estimated $1.3 million additional consideration will be payable in cash in 2001 if certain financial targets are reached. The purchase method of accounting was used for all acquisitions, and $2.1 million in goodwill was recorded. The accompanying consolidated financial statements include the results of operations of all acquired businesses from the date of acquisition.

The unaudited pro-forma results of operations, affected by the 2000 acquisitions as if they had occurred as of January 1, 1998, were as follows:

	1998	1999	2000

Net revenue	$122,615	$129,760	$149,961
Net income (loss)	(658)	4,959	7,904
Net income (loss) per diluted share	$(0.06)	$0.42	$0.63

4. Equipment and Other Fixed Assets

Equipment and other fixed assets consists of:

	1999	2000

Equipment	$12,833	$11,006
Capitalized computer software	613	613
Leasehold improvements	1,162	1,134

Equipment and other fixed assets	14,608	12,753
Less accumulated depreciation and amortization	9,800	8,571

Equipment and other fixed assets, net	$4,808	$4,182

Fixed asset purchases and 2000 business acquisitions resulted in equipment additions of $1.7 million. Capitalized computer software is being amortized over a three-year period, which is the estimated life of the product. Amortization expense for capitalized software was $204 in both 1999 and 2000.

5. Long-Term Debt

Long-term debt consists of:

	1999	2000

Revolving credit facility, due February, 2002	$8,317	$9,609
Term loans, due February 2002	—	3,000
Notes payable, secured by various assets, with maturities through 2005 at interest rates ranging from 8% to 10%	151	117
Capital lease obligations	122	58

	8,590	12,784
Less current portion	142	833

Long-term debt	$8,448	$11,951

Maturities of credit facility (revolving loans and term loans), notes payable and capital lease obligations are:

Year Ending December 31,	Credit Facility	Notes Payable	Capital Lease Obligations

2001	$750	$28	$48
2002	11,859	28	12
2003	—	25	2
2004	—	26	—
2005 and beyond	—	10	—

	$12,609	$117	62

Less amounts representing interest			4

Present value of net minimum lease payments			$58

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

The amended and restated agreement requires Option Care to meet certain financial covenants including, but not limited to: fixed charge coverage ratio; debt ratio; debt to operating cash flow ratio; and limitations on annual capital expenditures. Under this agreement, Option Care is prohibited from declaring any cash dividend on its common stock. Option Care paid a facility fee of $0.2 million when the original agreement was signed in 1999, and paid an additional $0.2 million upon signing the amended and restated agreement on June 30, 2000. Upon signing the original facility agreement in February 1999, Option Care wrote off $185 of deferred financing costs related to the previous facility.

Under the current facility agreement, Option Care may elect interest rates on the revolving loan ranging from LIBOR plus 2.125%, to the bank's reference rate. Interest on the term loan ranges from LIBOR plus 3.200%, to the bank's reference rate plus 1%. The average interest rate paid under the Agreement for 1999 was 7.7%, compared to an average rate of 9.2% paid in 2000.

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

Option Care leases certain computer equipment and medical equipment under long-term lease agreements. Most of these agreements have a term of 36 months and are classified as capital leases. The net book values of the computer equipment and medical equipment under capital leases were $172 and $58 for 1999 and 2000, respectively.

6. Provision for Income Taxes

The income tax provision (benefit) consisted of the following:

	Current	Deferred	Total

1998:
Federal	$493	$233	$726
State	82	34	116

	$575	$267	$842

1999:
Federal	$3,286	$(467)	$2,819
State	363	(53)	310

	$3,649	$(520)	$3,129

2000:
Federal	$4,296	$(184)	$4,112
State	369	(16)	353

	$4,665	$(200)	$4,465

A reconciliation between the income tax expense recognized in Option Care's Consolidated Statement of Operations and the income tax expense computed by applying the U.S. Federal corporate income tax rate of 34%, 35% and 35% for 1998, 1999, and 2000, respectively, to earnings (loss) before income taxes follows:

	1998	1999	2000

Computed "expected" tax expense	$51	$2,715	$4,172
Increase (decrease) in income taxes resulting from:
Amortization of goodwill	55	55	54
State income taxes, net of federal income tax benefit	8	310	349
Settlement of 1992-1995 IRS audit and adjustments	739	—	—
Other, net	(11)	49	(110)

Total provision	$842	$3,129	$4,465

Deferred income tax assets and (liabilities) at December 31, 1999 and 2000 include:

	1999		2000
	Current	Noncurrent	Current	Noncurrent

Deferred tax assets:
Allowance for doubtful accounts	$1,661	$—	$2,032	$—
Allowance for notes receivable	140	—	120	—
Accrued expenses	118	—	200	—
Severance accrual	—	—	107	—
Accrued wages and benefits	489	—	250	—
Insurance claims payable	177	—	155	—
Accrued legal fees	332	—	272	—
Reserve for discontinued operations	7	—	—	—
Capital loss carry-forward	—	575	—	—
Other, net	(35)	—	172	—

Total deferred tax assets	2,889	575	3,308	—
Valuation allowance	—	(575)	—	—

Net deferred tax asset	2,889	—	3,308	—
Deferred tax liabilities:
Tax over book depreciation	—	(63)	—	120
Internally developed software	—	80	—	(85)
Intangible assets	—	(434)	—	(623)
Other, net	—	(297)	—	(345)

Total deferred tax liabilities	—	(714)	—	(933)

Net deferred income tax asset (liability)	$2,889	$(714)	$3,308	$(933)

The valuation allowance was reduced by $575 during the year ended December 31, 2000 as a result of the reduction of the non-current deferred tax asset.

Option Care believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

7. Stock Incentive Plan

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

The following schedule details the changes in options granted under the Incentive Plan for the three years ending December 31, 2000:

	1998		1999		2000
Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	977,715	$4.16	1,424,840	$1.95	1,262,276	$1.73
Granted	928,300	1.63	101,500	3.24	566,250	6.22
Exercised	(18,250)	3.28	(1,500)	0.75	(212,937)	0.81
Terminated	(462,925)	3.95	(262,564)	3.53	(301,336)	2.39

Outstanding at end of year	1,424,840	1.95	1,262,276	1.73	1,314,253	3.63

Options exercisable at year-end	435,123		510,746		540,651

Weighted average fair value of options granted during the year	$0.89(a )		$3.24		$6.14

(a)
Includes an aggregate of 262,500 shares of options re-priced in October 1998 from exercise prices ranging from $3.375 to $6.00, to an exercise price of $0.75.

The following table summarizes information about the Incentive Plan and options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/00	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable at 12/31/00	Weighted-Avg. Exercise Price

$0.75 to $1.00	431,550	7.5 years	$0.76	241,775	$0.76
$2.25 to $3.47	155,065	6.5 years	$3.08	88,190	$2.83
$3.75 to $4.38	242,300	4.6 years	$4.02	207,237	$4.02
$5.00 to $7.50	485,338	9.5 years	$6.15	3,449	$5.64

$0.75 to $7.50	1,314,253			540,651

Option Care applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans.

Had compensation cost for Option Care's stock-based compensation plan been determined based on FASB Statement No. 123, Option Care's net income (loss) and income (loss) per common share in 1998, 1999, and 2000 on a pro-forma basis would have been:

	1998	1999	2000

Net income (loss):
as reported	$(691)	$4,627	$7,455
pro forma	$(731)	$4,533	$7,313
Net income (loss) per common share—basic:
as reported	$(0.06)	$0.40	$0.61
pro forma	$(0.07)	$0.39	$0.60
Net income (loss) per common share—diluted:
as reported	$(0.06)	$0.39	$0.60
pro forma	$(0.07)	$0.38	$0.59

The fair value of options granted under Option Care's stock option plan during 1998, 1999 and 2000, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 65% for 1998, 74% for 1999, and 67% for 2000, risk free interest rate of 4.65% for 1998, 5.00% for 1999, and 5.00% for 2000, and expected lives of 5 years for each year.

8. Employee Benefit Programs

a. 401(k) Plan

Option Care has a defined contribution plan under which Option Care may make matching contributions based on employee contributions. The match, if any, is determined at discretion by the Board of Directors of Option Care. The plan is intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986. Contributions are invested at the direction of the employee into one or more funds. All employees who have attained the age of 20 1/2 with one year's service are eligible for participation in the plan. As of January 2001, the one-year service requirement has been reduced to three months. The amount of expense recognized in 1998, 1999, and 2000 related to this plan totaled $304, $322, and $407, respectively. In each of these years, Option Care elected to match 100% of the first 3% contributed by each employee.

b. Employee Stock Purchase Plan

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

The price paid for the shares issued under the ESPP is at a 15% discount from the lower of the average of the ask and bid prices, as listed on the Nasdaq National Market, for Option Care's shares on the first and the last business day of each year. The shares are issued in January of the following year from un-issued shares. In January 2000, 123,925 shares were issued for the 1999 plan year. For the 2000 plan year, 124,901 shares were issued in January 2001.

A new 2001 Employee Stock Purchase Plan was approved by the shareholders and the Board of Directors on May 12, 2000. The most significant change is that the 2001 plan has two enrollment periods, instead of one as in the 1996 plan. Employees may enroll in December to participate effective January 1stof the plan year, or in June to participate effective July 1st. However, shares are still only purchased once, in January of the following year, and an employee may not re-enroll after stopping participation in the current plan year. The price paid per share under the 2001 plan has been changed slightly. The price will be at a 15% discount from the lower of the closing price on the beginning and ending dates of the enrollment period, as listed on the Nasdaq National Market. However, if either day is not a trading day, the price used for that day will equal the lower of the closing price per share on the last preceding and next following trading days.

9. Commitments and Contingencies

Certain of Option Care's purchase agreements for acquisitions made in 1997 and 1996, obligated Option Care to pay additional consideration to former owners based upon either the acquired business's achievement of certain milestones, the attainment of certain financial results, or per contractual obligation. The contingency period for these payments is through December 31, 2001. Amounts to be paid out under these agreements will be recorded as additional goodwill in the year that the amounts become certain. In 1999 and 2000, respectively, 204,563 shares and 303,746 shares of Option Care's Common Stock were issued under these agreements. Based on 2001 performance, an additional $254 in cash could become payable under the 1996 and 1997 purchase agreements. This represents the maximum future obligation under these agreements.

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

Certain management employees of Option Care have agreements that provide for the payment of salary and benefits through a specific time frame. The agreements can only be terminated early for cause, as defined in the agreements. These agreements are not renewable and Option Care currently has no plans in extending the agreements currently in place.

Option Care is subject to claims and legal actions that may arise in the ordinary course of business. However, Option Care maintains insurance to protect against such claims or legal actions. Option Care is not aware of any litigation either pending or filed that might have a potential impact on Option Care's financial position and results of operations.

Option Care leases office space under leases that are classified as operating leases. Operating lease expense for 1998, 1999, and 2000 was $2,980, $3,350, and $3,250, respectively. The future minimum lease payments for our facility leases are as follows:

Year Ending December 31,

2001	$2,071
2002	1,323
2003	821
2004	477
2005 and beyond	186

$4,878

10. Supplemental Cash Flow Information

	1998	1999	2000

Interest and taxes paid (refund):
Interest	$3,125	$996	$978

Income taxes paid (refund)	(876)	2,422	4,465

Non-cash investing and financing activities:
Stock issued for 1996 & 1997 franchise acquisitions	88	729	1,519

Additions to obligation under capital leases(a)	$23	$—	$61

(a)
The additional capital lease obligations in 2000 were related to lease obligations assumed under our 2000 business acquisition agreements. No other new capital leases were signed in 2000.

11. Subsequent Events

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

Option Care, Inc. and Subsidiaries

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 1998, 1999 and 2000

(in thousands)

Allowance for Doubtful Accounts:

Year Ended	Balance Beginning of Period	Charged to Expense	(A) Deductions	Balance End of Period

December 31, 1998	$3,753	$4,936	$(5,113)	$3,576
December 31, 1999	3,576	2,970	(2,433)	4,113
December 31, 2000	$4,113	$2,350	$(1,371)	$5,092

Allowance for Uncollectible Notes Receivable—Current and Long Term:

Year Ended	Balance Beginning of Period	Charged to Expense	(A) Deductions	Balance End of Period

December 31, 1998	$151	$—	$(122)	$29
December 31, 1999	29	329	—	358
December 31, 2000	$358	$(53)	$—	$305

(A)
Represents accounts written off in current year, less collections on prior years' write-offs.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission on April 13, 2001.

Item 11. EXECUTIVE COMPENSATION

    Incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission on April 13, 2001.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission on April 13, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission on April 13, 2001.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

    (a)(1)  The Consolidated Financial Statements of Option Care and its subsidiaries and independent auditors' reports thereon are included on pages 34 through 54 of this Annual Report on Form 10-K:

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

OPTION CARE, INC.
By:	/s/ RAJAT RAI Rajat Rai President, Chief Executive Officer and Director Date: October 10, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RAJAT RAI	President, Chief Executive Officer and Director	October 10, 2001
/s/ CARLA M. PONDEL	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	October 10, 2001
/s/ JAMES G. ANDRESS	Director	October 10, 2001
/s/ JAMES M. HUSSEY	Director	October 10, 2001
/s/ JOHN N. KAPOOR	Chairman of the Board	October 10, 2001
/s/ JEROME F. SHELDON	Director	October 10, 2001

EXHIBIT INDEX

Exhibit Number
3.1	Certificate of Incorporation of the Registrant, together with Certificate of Amendment thereto filed February 18, 1992. Filed as Exhibit 3(a) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant filed March 25, 1992. Filed as Exhibit 3(c) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
3.3	Restated By-laws of the Registrant dated June 1, 1994. Filed as Exhibit 10.5 to Option Care's Annual Report on Form 10-K for the year ending December 31, 1994 and incorporated by reference herein.
10.1	Stock Purchase Agreement dated February 18, 1992, among the Registrant, OCE and the stockholders of Young's I.V. Therapy, Inc. Filed as Exhibit 2(f) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
10.2	1991 Stock Incentive Plan of the Registrant and related forms of Incentive and Nonqualified Stock Option Agreements. Filed as Exhibit 10(a) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
10.3	Amendment to the 1991 Stock Incentive Plan of the Registrant and related forms of Incentive and Nonqualified Stock Option Agreements, dated February 21, 1995. Filed as Exhibit 10.6(a) to Option Care's Annual Report on Form 10-K for the year ending December 31, 1994 and incorporated by reference herein.
10.4	Amendment to the 1991 Stock Incentive Plan of the Registrant, dated May 22, 1997. Filed as Exhibit 10.2(b) to Option Care's Annual Report on Form 10-K for the year ending December 31, 1997 and incorporated by reference herein
10.5	Option Care, Inc. 401(k) Profit Sharing Plan. Filed as Exhibit 10(b) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
10.6	Amendment to the 1992 401(k) Profit Sharing Plan of the Registrant dated January 1, 1996. Filed as Exhibit 10.3(a) to Option Care's Annual Report on Form 10-K for the year ending December 31, 1997 and incorporated by reference herein.
10.7	Consulting Agreement dated as of September 27, 1990 between EJ Financial Enterprises and Michael Prime. Filed as Exhibit 10(h) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein. *
10.8	Form of Franchise Agreement. Filed as Exhibit 10.5 to Option Care's Annual Report on Form 10-K for the year ending December 31, 1996 and incorporated by reference herein.
10.9	Lease dated as of October 23, 1996 between the Registrant and LaSalle National Trust, N.A., as Trustee. Filed as Exhibit 10.6 to Option Care's Annual Report on Form 10-K for the year ending December 31, 1996 and incorporated by reference herein.
10.10	Consulting Agreement between the Registrant and EJ Financial Enterprises, Inc. Filed as Exhibit 10(o) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
10.11	Management Agreement between Pinecrest Healthcare Consultants, Inc., and Option Care, Inc. dated April, 1997. Filed as Exhibit 10.14 to Option Care's Annual Report on Form 10-K for the year ending December 31, 1997 and incorporated by reference herein. *
10.12	Amended Option Care, Inc. 1996 Employee Stock Purchase Plan, dated January 1, 1996. Filed as Exhibit 10.19 to Option Care's Annual Report on Form 10-K for the year ending December 31, 1995 and incorporated by reference herein. *
10.13	Executive Severance Agreement between James A. Hodges, Jr. and Option Care, Inc., dated December 19, 1997. Filed as Exhibit 10.17 to Option Care's Annual Report for the year ending December 31, 1997 and incorporated by reference herein. *

10.14	Executive Severance Agreement between Cathy Bellehumeur and Option Care, Inc., dated November 12, 1997. Filed as Exhibit 10.18 to Option Care's Annual Report for the year ending December 31, 1997 and incorporated by reference herein. *
10.15	Promissory Note between Brooks Home I.V., Inc., and Option Care, Inc., dated December 8, 1997. Filed as Exhibit 10.22 to Option Care's Annual Report for year ending December 31, 1997 and incorporated by reference herein. *
10.16	Facility Provider Agreement between Foundation Health Corporation Affiliate(s) and Option Care, Inc. dated June 1, 1997. Filed as Exhibit 10.24 to Option Care's Annual Report for year ending December 31, 1997 and incorporated by reference herein.
10.17	Amendment to the Facility Provider Agreement between Foundation Health Corporation Affiliate(s) and Option Care, Inc. dated March 23, 1998. Filed as Exhibit 10.25 to Option Care's Annual Report for year ending December 31, 1997 and incorporated by reference herein.
10.18	Loan and Security Agreement with ancillary documentation dated February 5, 1999, among Registrant, Option Care Enterprises, Inc. ("OCE'), Option Care, Inc. (California) and BankAmerica Business Credit, Inc. as lender. Filed as Exhibit 10.26 to Option Care's Annual Report for year ended December 31, 1998 and incorporated by reference herein.
10.19	Employment Agreement between Michael A. Rusnak and Option Care, Inc., dated October 1, 1998. Filed as Exhibit 10.27 to Option Care's Annual Report for year ended December 31, 1998 and incorporated by reference herein. *
10.20	Reimbursement and Security Agreement dated February 10, 1999, between Option Care, Inc. and the John N. Kapoor Trust dated September 20, 1989. Filed as Exhibit 10.28 to Option Care's Annual Report for year ended December 31, 1998 and incorporated by reference herein.
10.21	Letter Agreement dated January 15, 1999, among Registrant, Option Care Enterprises, Inc. ("OCE"), Option Care, Inc. (California), and PNC Bank as agent and lender and Harris Bank, the Northern Trust Company and The First National Bank of Chicago as lenders re: Forbearance Agreement. Filed as Exhibit 10.29 to Option Care's Annual Report for year ended December 31, 1998 and incorporated by reference herein.
10.22	Amendment No. 1 to the Consulting Agreement By and Between EJ Financial Enterprises, Inc. and Option Care, Inc., dated October 1, 1999. Filed as Exhibit 10.30 to Option Care's Annual Report for the year ended December 31, 1999 and incorporated by reference herein.
10.23	Termination Letter pertaining to the Reimbursement and Security Agreement dated February 10, 1999, between Option Care, Inc. and the John N. Kapoor Trust dated September 20, 1989. Filed as Exhibit 10.31 to Option Care's Annual Report for the year ended December 31, 1999 and incorporated by reference herein.
10.24	2001 Employee Stock Purchase Plan. Filed as Exhibit A to the registrants definitive proxy statement for the 2000 Annual Shareholders Meeting and incorporated by reference herein. *
10.25	First Amendment to Amended and Restated Loan and Security Agreement, Resignation of Existing Lenders' Agent, and Appointment of Successor Lenders' Agent dated April 13, 2001 Filed as Exhibit 3.4 to Option Care's Quarterly Report for the quarter ended June 30, 2001 and incorporated by reference herein.
10.26	Participation Agreement between Health Options, Inc. and Option Care, Inc. effective as of June 1, 1997. 2001. Filed as Exhibit 10.26 to Option Care's Amendment No. 1 to its Annual Report on Form 10-K filed September 10, 2001 and incorporated by reference herein.
10.27	Prescription Drug Agreement among Blue Cross and Blue Shield of Florida, Inc., Health Options, Inc. and Option Care, Inc. dated March 8, 2000. Filed as Exhibit 10.27 to Option Care's Amendment No. 1 to its Annual Report on Form 10-K filed September 10, 2001 and incorporated by reference herein.

10.28	Amendment to Participation Agreement between Health Options, Inc. and Option Care, Inc. dated as of April 1, 2001. **
10.29	Deferred Compensation Plan for certain Executives, effective as of January 1, 2001. **
10.30	Amended and Restated Pledge Agreement dated as of June 30, 2000 between Option Care Enterprises, Inc. and Bank of America. **
10.31	Amended and Restated Trademark Security Agreement dated as of June 30, 2000 between Option Care Enterprises, Inc. and Bank of America. **
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP ***

*
Management contracts and compensatory plans and arrangements.

**
Portions of this Exhibit are subject to a Confidential Treatment Request pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, filed with the SEC on September 10, 2001 and amended October 10, 2001. The Exhibit filed herewith supersedes the redacted Exhibit filed with the Company's Form 10-K/A on September 10, 2001.

***
Previously filed.

QuickLinks

OPTION CARE, INC. ANNUAL REPORT ON FORM 10-K/A TABLE OF CONTENTS
PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  OVERVIEW
  Item 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS December 31, 1999 and 2000
CONSOLIDATED STATEMENTS OF OPERATIONS Years Ended December 31, 1998, 1999 and 2000
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY Years Ended December 31, 1997, 1998, 1999 and 2000
CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 1998, 1999 and 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX