Form 10-Q
period 2001-09-30
OPTION CARE INC/DE
filed 2001-11-14
CIK 884064

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2001

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

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Issued and Outstanding
Class	as of November 2, 2001

Common Stock - .01 par value	16,011,424

INDEX

OPTION CARE, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2001 (Unaudited)	December 31, 2000 (Note 1)

Assets
Current assets:
Cash and cash equivalents	$–	$–
Accounts receivable, net	48,262	28,845
Inventories, net	4,897	2,320
Deferred tax asset	3,020	3,308
Other current assets	931	900

Total current assets	57,110	35,373
Equipment and other fixed assets, net	5,869	4,182
Goodwill, net	32,353	25,859
Other assets	1,745	1,411

Total assets	$97,077	$66,825

Liabilities and stockholders' equity
Current liabilities:
Cash overdraft	$1,798	$770
Current portion of long-term debt	28,944	833
Trade accounts payable	9,931	5,854
Other current liabilities	6,510	6,922

Total current liabilities	47,183	14,379
Long–term debt, less current portion	116	11,951
Other liabilities	2,268	1,423
Minority interest	481	404

Total liabilities	50,048	28,157

Stockholders' equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $.01 par value per share, 30,000,000 shares authorized, 12,427,446 and 12,134,961 shares issued and outstanding at September 30, 2001 and December 31, 2000	124	121
Common stock to be issued, 89,338 and 124,901 shares at September 30, 2001 and December 31, 2000	550	352
Other stockholders' equity	46,355	38,195

Total stockholders' equity	47,029	38,668

Total liabilities and stockholders' equity	$97,077	$66,825

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Revenue	$56,093	$35,265	$151,901	$101,183
Cost of revenue	37,333	21,620	100,178	61,587

Gross profit	18,760	13,645	51,723	39,596
Selling, general and administrative expenses	12,961	9,292	35,964	27,605
Provision for doubtful accounts	934	580	2,345	1,923
Amortization of goodwill	267	161	729	475

Total operating expenses	14,162	10,033	39,038	30,003

Operating income	4,598	3,612	12,685	9,593
Interest expense	(458)	(267)	(1,212)	(715)
Other expense, net	(84)	(86)	(84)	(278)

Income before income taxes	4,056	3,259	11,389	8,600
Income tax provision	1,579	1,258	4,440	3,270

Net income	$2,477	$2,001	$6,949	$5,330

Net income per common share:
Basic	$0.20	$0.17	$0.56	$0.44

Diluted	$0.19	$0.16	$0.54	$0.43

Shares used in computing net income per share:
Basic	12,477	12,060	12,376	12,060

Diluted	13,100	12,469	12,885	12,473

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2001	2000

Cash flows from operating activities:
Net income	$6,949	$5,330
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	2,774	2,217
Provision for doubtful accounts	2,345	1,923
Other	579	255
Changes in assets and liabilities:
Accounts receivable	(20,299)	(4,254)
Inventory	(956)	1,890
Accounts payable	1,995	(1,301)
Change in other current assets and current liabilities	954	(1,454)

Net cash provided (used) by operating activities	(5,659)	4,606

Cash flows from investing activities:
Purchases of equipment and other, net	(2,218)	(507)
Additions to other assets, net	204	(756)
Payments for acquisitions, net of cash acquired	(10,433)	(6,777)

Net cash used in investing activities	(12,447)	(8,040)

Cash flows from financing activities:
Increase (decrease) in cash overdraft	1,028	(3,067)
Net borrowing on credit agreements	16,298	6,266
Payments on capital leases and other debt	(52)	(131)
Proceeds from issuance of stock	832	366

Net cash provided by financing activities	18,106	3,434

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)

1.  Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

             The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

             For further information, refer to the consolidated financial statements and footnotes thereto included in Option Care’s Report on Form 10-K/A for the year ended December 31, 2000.

2.  Long-Term Debt

             On February 5, 1999, we entered into a $25 million Loan and Security Agreement with Banc of America Commercial Finance Corporation. This agreement provided for borrowing up to $25 million on revolving loans. On June 30, 2000, the agreement was amended and restated to increase the total facility to $40 million, consisting of $25 million available on revolving loans, plus $15 million available under term loans. The purpose of the amendment was to provide us with the available capital to acquire selected franchises and other healthcare companies upon approval by the lenders and by our board of directors. Under the revised agreement, we were able to enter into term loans from June 30, 2000 through June 30, 2001. Repayment under the term loan was to be made on a four-year amortization schedule, with the first quarterly payment due and paid on July 1, 2001.  The existing Loan and Security Agreement is scheduled to expire in February 2002.

             Availability under the revolving loan portion of the facility is related to percentages of outstanding accounts receivable and inventory balances, less certain ineligible amounts, as defined in the facility. Overall borrowings allowable under the revolving credit facility are limited to the lesser of $25 million or the total allowable collateral base.

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

             On April 13, 2001, GE Capital Commercial Finance, Inc. became the agent on our $40 million credit facility, replacing Banc of America Commercial Finance Corporation in this role.  There were no material changes to the facility agreement resulting from this transaction.

             As of September 30, 2001, we had $19.3 million outstanding under the revolving credit facility and $9.6 million outstanding under the term loan. For the third quarter of 2001, the average interest rates paid on outstanding borrowings were 6.1% on the revolving loans and 7.2% on the term loans.

             On October 12, 2001, Option Care completed the sale of 3,500,000 shares of our common stock through an underwritten public offering. The shares were delivered on the closing date, October 17, 2001. In connection with the offering, the underwriters exercised their over-allotment option and another 525,000 shares of common stock were sold, of which 450,000 shares were sold by the selling shareholder and 75,000 shares were sold by us. The sale generated net proceeds to us of approximately $49.7 million. We used approximately $28.9 million of the proceeds to pay off the outstanding balances on our credit facility, while the remainder was added to working capital.  We incurred an early prepayment fee of $135,000 related to paying off the outstanding balance on our term loan.

3.  Earnings Per Share Data

             The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Basic:
Net income	$2,477	$2,001	$6,949	$5,330

Average shares outstanding	12,477	12,060	12,376	12,060

Basic earnings per share	$0.20	$0.17	$0.56	$0.44

Diluted:
Net income	$2,477	$2,001	$6,949	$5,330

Average shares outstanding	12,477	12,060	12,376	12,060
Net effect of dilutive stock options – Based on the treasury stock method	623	409	509	413

Total diluted shares	13,100	12,469	12,885	12,473

Diluted earnings per share	$0.19	$0.16	$0.54	$0.43

4.  Operating Segments

             As of September 30, 2001, we have two identifiable operating segments: the local pharmacy division and the regional specialty pharmacy division.  Our local pharmacy division was formerly called “infusion and services” and our regional specialty pharmacy division was formerly called “specialty pharmacy.” The local pharmacy division operates through our nationwide network of 128 owned and franchised locations.  Local pharmacy revenue consists of:

             • infusion therapy and specialty pharmaceuticals provided through company-owned locations,
             • royalties from franchised pharmacy locations,
             • sales and support of Management by Information, Inc. software, and
             • other sources

             The regional specialty pharmacy division derives revenue primarily from dispensing specialty injectable pharmaceutical products to patients’ homes or physicians’ offices from three regional distribution centers.  Inter-division sales in 2000 were recorded at cost and there was no profit or loss on inter-division sales or transfers.  In 2001, no inter-division sales have been recorded. Sales from the regional specialty pharmacy division to the local pharmacy division are being accounted for as cost of goods transfers.

	Three months ended September 30, (in thousands)
	2001			2000
	Local Pharmacy	Regional Specialty Pharmacy	Total	Local Pharmacy	Regional Specialty Pharmacy	Total

Net sales to external customers	$42,075	$14,018	$56,093	$25,086	$10,179	$35,265
Inter-segment net sales	–	–	–	–	2,151	2,151
Gross profit	17,264	1,496	18,760	12,238	1,407	13,645
Operating income	$3,666	$932	$4,598	$2,856	$756	$3,612

	Nine months ended September 30, (in thousands)
	2001			2000
	Local Pharmacy	Regional Specialty Pharmacy	Total	Local Pharmacy	Regional Specialty Pharmacy	Total

Net sales to external customers	$113,190	$38,711	$151,901	$72,963	$28,220	$101,183
Inter-segment net sales	–	–	–	–	5,548	5,548
Gross profit	47,389	4,334	51,723	35,639	3,957	39,596
Operating income	10,338	2,347	12,685	7,714	1,879	9,593

Total assets	$89,117	$7,960	$97,077	$59,505	$4,198	$63,703

5. Significant Customer

             For the nine months ended September 30, 2001, approximately 78% of our revenue and 82% of our total pharmacy revenue (revenue excluding royalties, sales and support of MBI software and other revenue) came from managed care contracts and other agreements with commercial third party payors.  Our principal managed care contract is with Blue Cross Blue Shield of Florida which contracts with us through our regional specialty pharmacy located in Miami, Florida.  Approximately 72% of the regional specialty pharmacy revenue and 22% of the total pharmacy revenue for the nine months ended September 30, 2001 was related to this contract.  For the third quarter of 2001, 73% of our regional specialty pharmacy revenue and 22% of our total pharmacy revenue was related to this contract. In the calendar year 2000, approximately 74% of our regional specialty pharmacy revenue and approximately 27% or our total pharmacy revenue was related to this contract. The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term.

6. Acquisitions

             Our unaudited pro forma results of operations, presented as if the acquisitions we completed between January 1, 2000 and June 30, 2001 had occurred as of January 1, 2000, were as follows:

	Nine Months Ended September 30, (in thousands, except per share amounts)
	2001	2000

Revenue	$177,094	$161,474

Net income	7,100	6,456

Net income per diluted share	$0.55	$0.52

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

             If we adopted the non-amortization provisions of SFAS No. 142, effective January 1, 2001, net income for the nine months ended September 30, 2001 would have increased $496,000 ($0.04 per diluted share).  During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and we have not yet determined what the effect of these tests would be on the earnings and our financial position.

8. Subsequent Event

             On October 10, 2001, a lawsuit captioned I.V. Associates, Inc. v. Option Care, Inc., Civil Action No. 01-4726, was filed in the U.S. District Court for the District of New Jersey and was served on Option Care, Inc. on October 24, 2001. I.V. Associates, Inc., an Option Care franchisee, alleges breach of contract, violation of the New Jersey Franchise Practices Act, tortious interference with prospective contractual relationships and breach of the covenant of good faith and fair dealing. Specifically, I.V. Associates alleges that we are operating a business that competes with I.V. Associates’ business in violation of the franchise agreement between the parties. I.V. Associates is seeking compensatory damages in excess of the minimum jurisdictional limits for the U. S. District Court as well as unspecified equitable relief. We believe that the plaintiff’s allegations are without merit and intend to file responsive pleadings denying all substantive allegations of wrongdoing and claims for relief.

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2000. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain statements that are or will be forward-looking. Forward-looking statements give our current expectations of forecasts of future events. All statements other than statements of current or historical fact contained in this Quarterly Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "plan," "will," and similar expressions, as they relate to us, are intended to identify forward-looking statements. In particular, these include, among other things, statements relating to:

  government and regulatory policies including federal, state and local efforts to reform the delivery of and payment for healthcare services;
  sales and renewals of our franchises;
  changes in the competitive environment in which we operate;

  our ability to grow through acquisitions and development;
  the pricing and availability of services;
  uncertainties affecting our businesses and our franchisees and relating to acquisitions including continuing obligations with respect to completed acquisitions; and
  our ability to enhance operating efficiencies.

Any or all of the forward-looking statements made by us may turn out to be wrong. We base these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Our forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in "Risk factors" in our Annual Report on Form 10-K/A.  In light of these risks, uncertainties and assumptions, forward-looking events and circumstances discussed by us may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider our forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our Annual Report.

Our forward-looking statements speak only as of the date they are made.

OVERVIEW

We provide pharmacy services to patients on behalf of managed care organizations and other third party payors.  We contract with payors to provide infusion therapy, specialty pharmacy and other related services to patients at home or at other alternate-site settings, such as physicians’ offices.  As of September 30, 2001, our pharmacy and related services are provided locally through our nationwide network of 128 owned and franchised pharmacy locations and through our 3 regional specialty pharmacies which operate under the name OptionMed™.  Our franchised pharmacy locations include 15 locations which provide ancillary infusion services and are not licensed pharmacies.  For the nine months ended September 30, 2001, approximately 50.8% of our revenue was generated from home infusion therapy and related services (excluding specialty injectable pharmaceuticals, some of which may also be infused), 43.6% from the sale of specialty injectable pharmaceuticals, 4.3% in royalties from our franchised pharmacy locations, and 1.3% from other sources.

We operate our business in two segments – our local pharmacy division and our regional specialty pharmacy division.  Our local pharmacy division was formerly called “infusion and services” and our regional specialty pharmacy division was formerly called “specialty pharmacy.”  Summarized information about revenue for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000 in each division is provided in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Local pharmacy:
Infusion and specialty pharmacy	70.0%	62.4%	68.9%	63.3%
Royalties	4.0	6.5	4.3	6.6
Sale and support of MBI software	0.6	1.8	0.8	1.8
Other revenue	0.4	0.4	0.5	0.4

Total local pharmacy	75.0	71.1	74.5	72.1
Regional specialty pharmacy	25.0	28.9	25.5	27.9

Total revenue	100.0%	100.0%	100.0%	100.0%

Most of our revenue is generated from managed care contracts and other agreements with commercial third party payors.  Our principal managed care contract is with Blue Cross Blue Shield of Florida which contracts with us through our regional specialty pharmacy located in Miami, Florida.  Approximately 72% of our regional specialty pharmacy revenue and 22% of the total pharmacy revenue (revenue excluding royalties, sale and support of MBI software and other revenue) for the nine months ended September 30, 2001 was related to this contract.  The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term.  In April 2001, we agreed to a reduced pricing schedule under this contract.  In September 2001, we entered into a new contract with respect to specialty pharmaceuticals which continued the revised pricing and expanded the number of Blue Cross and Blue Shield of Florida, Inc. patients to which we may provide pharmaceuticals. We expect to implement expanded services under the new contract in stages over the next 18 to 24 months. Although we expect the reduced pricing to lower our gross margin, we expect to gradually increase our profitability as we expand our specialty injectable pharmaceutical sales by serving a larger patient population.

For the three months ended September 30, 2001, approximately 13% of our total pharmacy revenue came from governmental programs such as Medicare and Medicaid.  For the nine months ended September 30, 2001, approximately 15% of our total pharmacy revenue came from government programs.

Many governmental payors reimburse us for some pharmaceuticals based on that pharmaceutical’s average wholesale price. In many cases, we purchase pharmaceuticals at less than average wholesale price.  Average wholesale price for most pharmaceuticals is compiled and published by private companies, including First DataBank, Inc. It has been reported that there are currently several lawsuits pending against manufacturers of certain pharmaceuticals.  These government investigations and lawsuits involve allegations that manufacturers have misrepresented to First DataBank the actual selling price of certain pharmaceuticals. First DataBank has announced that it will now base average wholesale price on market prices certified by the manufacturer. First DataBank has published a Market Price Survey that reduces the average wholesale price significantly for a number of the products we currently supply to patients. If the average wholesale prices on the products we purchase are reduced, our gross profit margins could decline.

RESULTS OF OPERATIONS

The following table shows certain statement of income items expressed as a percentage of revenue for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000.

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Local pharmacy	44.3%	36.4%	43.3%	36.9%
Regional specialty pharmacy	22.3%	24.9%	22.6%	24.0%

Total cost of revenue	66.6%	61.3%	65.9%	60.9%

Gross profit	33.4%	38.7%	34.1%	39.1%

Operating expenses:
Selling, general and administrative	23.1%	26.3%	23.7%	27.3%
Provision for doubtful accounts	1.7%	1.7%	1.5%	1.9%
Amortization of goodwill	0.4%	0.5%	0.5%	0.5%

Total operating expenses	25.2%	28.5%	25.7%	29.7%

Operating income	8.2%	10.2%	8.4%	9.4%

Other expenses:
Interest expense	(0.8)%	(0.8)%	(0.8)%	(0.7)%
Other expense, net	(0.2)%	(0.2)%	(0.1)%	(0.2)%

Total other expense, net	(1.0)%	(1.0)%	(0.9)%	(0.9)%

Income before income taxes	7.2%	9.2%	7.5%	8.5%
Provision for income taxes	2.8%	3.5%	2.9%	3.2%

Net income	4.4%	5.7%	4.6%	5.3%

Three Months Ended September 30, 2001 and 2000

Revenue for the third quarter of 2001 was $56.1 million, which is an increase of $20.8 million, or 59.1%, over the revenue of $35.3 million reported for the third quarter of 2000.

Infusion therapy and specialty pharmacy revenue from our local pharmacy division in the third quarter of 2001 was $39.2 million, representing an increase of $17.2 million, or 78.2%, over the revenue of $22.0 million reported in the same period in 2000.  This increase is primarily attributable to acquisitions made over the last five quarters which accounted for a $13.5 million, or 61.5%, revenue increase over the same period in 2000. The remaining increase of $3.7 million, or 16.7%, is attributable to same-store sales growth generated by company-owned local pharmacies.

Regional specialty pharmacy revenue for the third quarter of 2001 increased by $3.8 million, or 37.7%, over the revenue of $10.2 million reported for the third quarter of 2000.  This increase is primarily due to new managed care contracts and increased orders on existing managed care contracts.

Royalty fee revenue of $2.3 million in the third quarter of 2001 was nearly equal to royalty fee revenue in the same period of the prior year, declining by $28,000, or 1.2% over the period.  An increase in cash collections in our existing franchises, which resulted in increased royalties, nearly offset the decline in royalties due to the termination of certain of our franchisee agreements and our acquisition of selected franchises.

Revenues from sales and support of software products developed by our wholly owned subsidiary, Management by Information, Inc. (MBI), declined in the third quarter of 2001 by $314,000, or 48.8%, compared to the third quarter of 2000.  The decline was primarily due to a reduction in new sales of the current MBI products, largely the result of our shift in focus toward developing new and improved software products.  Demand for existing products has declined due to anticipation of the release of MBI’s new software, which is scheduled for release in 2002.

The gross profit margin for the third quarter of 2001 was 33.4%, which represents a decrease of 5.3% from the 38.7% gross profit margin in the third quarter of 2000.  This decline was due to our overall increase in sales of specialty pharmaceuticals, which typically have lower margins, and partially as a result of price reductions which took effect at the beginning of the second quarter of 2001 under our contract with Blue Cross Blue Shield of Florida.

The gross profit margin realized in the third quarter of 2001 from our local pharmacy division (excluding royalties) was 37.7%, a decline of 5.9% from the 43.6% margin realized in the third quarter of 2000.  The decline, which was anticipated, was primarily due to an increase in the sale of higher cost, lower margin specialty pharmaceuticals by our company-owned local pharmacies, particularly those pharmacies acquired this year.

The regional specialty pharmacy division’s gross profit margin for the third quarter of 2001 declined to 10.7% from 13.8% in the third quarter of 2000.  This was primarily due to price reductions that became effective in April 2001 under our contract with Blue Cross Blue Shield of Florida, and to a lesser extent, due to a shift of the specialty pharmacy business from a traditional medical benefit to a pharmacy benefit.

Total operating expenses of $14.2 million for the third quarter of 2001 were $4.1 million, or 41.2%, higher than for the third quarter of 2000.  This increase is primarily attributable to the acquisitions we made over the past five quarters.  Much of the remaining increase in operating expenses is due to a greater focus on sales and marketing and on technology improvements, resulting in increases in staffing to those areas.  A market-driven increase in the cost of providing health insurance to our employees has also contributed to the growth in these expenses.

Despite the overall dollar increase in operating expenses in the third quarter of 2001 over the corresponding period in 2000, operating expenses have declined as a percentage of revenue, from 28.5% in the third quarter of 2000 to 25.2% in the third quarter of 2001.  This is primarily due to the increase in sales of specialty pharmaceuticals, in both of our divisions.  There are lower operating costs associated with the sale of specialty pharmaceuticals than from the sale of our other pharmaceutical products.

The provision for doubtful accounts increased by $354,000, or 61.0%, to $934,000 in the third quarter of 2001 compared to $580,000 in the third quarter of 2000. This increase is directly related to the 59.1% increase in revenue over this same period.  As a percentage of revenue, the provision for doubtful accounts remained consistent at 1.7% in the third quarter of 2001.

Goodwill amortization increased by 65.8% for the third quarter of 2001, compared to the same period in 2000, primarily due to our acquisitions completed over the past twelve months.  However, due to the increase in revenue over the same period, goodwill amortization remained consistent as a percentage of revenue.

Interest expense increased by $191,000, or 71.5%, to $458,000 for the third quarter 2001 from $267,000 for the corresponding period in the prior year.  This was primarily due to the additional borrowing incurred to fund our acquisitions made over the past twelve months.

Income tax expense increased by $321,000, or 25.5%, in the third quarter of 2001 compared to the third quarter of 2000. This increase was related to our 24.5% increase in pretax income over this period.  The effective income tax rate for the third quarter of 2001 was 38.9%, which represents a slight increase from the 38.6% effective income tax rate for the third quarter of 2000.  This increase is a result of the growth in our pre-tax income in 2001 versus 2000, which caused an increase in our statutory federal income tax rate.

Net income improved 23.8% to $2.5 million, or $0.19 cents per diluted share for the third quarter of 2001, compared to $2.0 million, or $0.16 cents per diluted share for the third quarter of 2000.  This was due to increased revenue and a reduction in total operating expenses as a percentage of revenue, which decreased from 28.6% in the third quarter of 2000 to 25.2% in the third quarter of 2001.  This increase in revenue and decrease in total operating expenses as a percentage of revenue more than offset the declines in operating margins and net income as a percentage of revenues.

Total diluted shares for the third quarter of 2001 increased to 13.1 million from 12.5 million for the third quarter 2000.  This 5.1% increase was primarily due to two factors: an increase in the number of nonqualified stock options that are “in the money,” and the issuance of new shares under the 2000 Employee Stock Purchase Plan.

Nine Months Ended September 30, 2001 and 2000

Revenue for the nine months ended September 30, 2001 was $151.9 million, which is an increase of $50.7 million, or 50.1%, over the revenue of $101.2 million reported for the nine months ended September 30, 2000.

Infusion therapy and specialty pharmacy revenue from our local pharmacy division in the nine months ended September 30, 2001 increased by $40.6 million, or 63.4%, over the revenue of $64.0 million reported for the same period in 2000.  This increase is primarily attributed to revenue generated by acquisitions, which accounted for $27.5 million, or a 42.9% revenue increase, over the same period in 2000.  The remaining $13.1 million, or 20.5% revenue increase is attributable to same-store sales growth generated by company-owned local pharmacies.

Regional specialty pharmacy revenue for the nine months ended September 30, 2001 increased by $10.5 million, or 37.2%, over the same period in 2000.  This increase is primarily due to new managed care contracts and increased orders on existing managed care contracts.

Royalty fee revenue in the nine months ended September 30, 2001 declined by $183,000, or 2.7%, over the same period in 2000.  Termination of franchise agreements and our acquisition of four Option Care franchises since July 1, 2000 were the primary reasons for the decline.

Revenue from sales and support of our MBI software for the nine months ended September 30, 2001 declined by $669,000, or 35.6%, compared to the same period in 2000. The decline was primarily due to a reduction in new sales of the current MBI products, largely the result of our shift in focus toward developing new and improved software products. Demand for existing products has declined due to anticipation of the release of MBI’s new software, which is scheduled for release in 2002.

Gross profit margin for the nine months ended September 30, 2001 was 34.1%, representing a decline of 5.0% from the gross profit margin of 39.1% for the nine months ended September 30, 2000.  This decline, which was anticipated, was primarily due to an overall increase in sales of specialty pharmaceuticals, which typically have lower margins, and partially as a result of price reductions which took effect at the beginning of the second quarter of 2001 under our contract with Blue Cross Blue Shield of Florida.

The gross profit margin realized in the first nine months of 2001 from our local pharmacy division (excluding royalties) was 38.3%, representing a decline of 5.4% from the 43.7% margin realized in the first nine months of 2000.  This decline, which was anticipated, was primarily due to an increase in the sale of higher cost, lower margin specialty pharmaceuticals by our company-owned local pharmacies, particularly those pharmacies acquired this year.

The regional specialty pharmacy gross profit margin for the nine months ended September 30, 2001 declined to 11.2% from 14.0% in the nine months ended September 30, 2000. This was primarily due to price reductions that became effective in April 2001 under our contract with Blue Cross Blue Shield of Florida, and to a lesser extent, due to a shift of the specialty pharmacy business from a traditional medical benefit to a pharmacy benefit.

Total operating expenses of $39.0 million for the nine months ended September 30, 2001 were $9.0 million, or 30.1%, higher than for the nine months ended September 30, 2000.  This increase is primarily attributable to acquisitions made over the last twelve months.  Much of the remaining increase in operating expenses is due to a greater focus on sales and marketing and on technology improvements, resulting in increases in staffing to those areas. A market-driven increase in the cost of providing health insurance to our employees has also contributed to the growth in these expenses.

Despite the overall dollar increase in operating expenses in the nine months ended September 30, 2001 over the nine months ended September 30, 2000, operating expenses have declined as a percentage of revenue from 29.7% in the prior year to 25.7% in the current year.  This is primarily due to the increase in sales of specialty pharmaceuticals, in both of our divisions.  There are lower operating costs associated with the sale of specialty pharmaceuticals than from the sale of our other pharmaceutical products.

The provision for doubtful accounts increased by $422,000, or 21.9%, for the nine months ended September 30, 2001 compared to the corresponding period in the prior year.  For the nine months ended September 30, 2001, the provision for doubtful accounts was equal to 1.5% of revenue, compared to 1.9% for the nine months ended September 30, 2000.  This reduction was due to an increase in the sale of specialty pharmaceuticals, which incur lower bad debt expense than infusion services primarily because the vast majority of specialty pharmaceutical claims are billed electronically, which eliminates billing errors and the rejection of claims.

Goodwill amortization increased by 53.5% for the nine months ended September 30, 2001 compared to the same period in 2000, primarily due to our acquisitions during the past twelve months.  However, due to the increase in revenue over the same period, goodwill amortization remained equal to 0.5% of revenue for both periods.

Interest expense increased by $497,000, or 69.5%, to $1.2 million for the nine months ended September 30, 2001 from $715,000 for the corresponding period in the prior year.  This was primarily due to the additional borrowing incurred to fund our acquisitions made over the past twelve months.

Income tax expense increased by $1.2 million, or 35.8%, for the nine months ended September 30, 2001 compared to the corresponding period in the prior year.  This increase was primarily due to the 32.4% increase in pretax income over the same period. The effective income tax rate for the nine months ended September 30, 2001 increased to 39.0% from 38.0% for the nine months ended September 30, 2000. This increase is a result of the growth in our pre-tax income in 2001 versus 2000, which caused our statutory federal income tax rate to increase from 34% to 35%.

Net income improved 30.4% to $6.9 million, or $0.54 cents per diluted share for the nine months ended September 30, 2001, compared to $5.3 million, or $0.43 cents per diluted share for the nine months ended September 30, 2000.  This was due to increased revenue, and a reduction in total operating expense as a percentage of revenue, which decreased from 29.7% for the nine months ended September 30, 2000 to 25.7% for the nine months ended September 30, 2001. This increase in revenue and decrease in total operating expenses as a percentage of revenue more than offset the declines in operating margins and net income as a percentage of revenues.

Total diluted shares for the nine months ended September 30, 2001 increased to 12.9 million from 12.5 million for the nine months ended September 30, 2000.  This 3.3% increase was primarily due to two factors: an increase in the number of nonqualified stock options that are “in the money,” and the issuance of new shares under the 2000 Employee Stock Purchase Plan.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and acquisitions from operating cash flows and borrowings.  Our principal demands for liquidity are working capital, acquisition activities and debt service.

Net cash flow used by operations for the nine months ended September 30, 2001 was $5.7 million, compared to $4.6 million provided by operations during the same period in 2000.  Of the overall $5.7 million cash used in the nine months just ended, acquisitions completed over the past twelve months used $8.8 million, while existing operations and offices acquired before January 1, 2000 provided $3.1 million in positive cash flow.  The major cause of our overall use of operating cash flow for the nine months ended September 30, 2001 was a $20.3 million increase in accounts receivable. Of this increase in accounts receivable, $12.4 million was attributable to new acquisitions and $7.9 million to offices acquired before January 1, 2000.  For most of our recent acquisitions, accounts receivable was not acquired.  Therefore, as our new offices generated revenue, their accounts receivable grew, resulting in negative operational cash flows.  The $7.9 million increase in accounts receivable of offices acquired before January 1, 2000 can be primarily attributed to their increase in revenue for the nine months ended September 30, 2001 versus the same period in 2000.

Net cash flow used in investing activities in the nine months ended September 30, 2001 was $12.4 million, an increase of $4.4 million over the $8.0 million cash used during the same period in 2000.  The major reason for the increased use of cash was payments for acquisitions, net of cash acquired, of $10.4 million, consisting of $10.0 million paid at closing, plus $403,000 in subsequent payments on current year and prior year acquisitions.  For the nine months ended September 30, 2000, $6.8 million of cash was used for acquisitions, of which $3.9 million was paid for new acquisition and $2.9 million consisted of additional consideration paid on 1996 and 1997 acquisitions.  Payments for equipment and other increased by $1.7 million, to $2.2 million for the nine months ended September 30, 2001, compared to $507,000 spent in the nine months ended September 30, 2000.  Of the $2.2 million spent in the current year, $804,000 was spent on infrastructure improvements such as computer upgrades and leasehold improvements, $455,000 was spent for revenue-producing equipment (home medical rental equipment) and $959,000 was spent on new software development projects.

Net cash flow of $18.1 million was provided by financing activities in the nine months ended September 30, 2001, compared to $3.4 million provided in the nine months ended September 30, 2000.  The increase was primarily due to additional borrowings of $6.6 million on our term loan and an overall increase of $9.7 million on our revolving credit facility to fund the cash purchase price and short-term operating cash flow needs of new acquisitions completed in the first six months of 2001.

As of September 30, 2001, our loan facility consisted of a secured revolving credit facility of up to $25 million and an unsecured term loan facility of up to $15 million.  Under the term loan facility, we were able to enter into unsecured term loans until June 30, 2001. Repayment under the term loan was to be made on a four-year amortization schedule, with the first quarterly payment due and paid on July 1, 2001.  The existing loan facility is scheduled to expire in February 2002.

Availability under the revolving credit facility is related to percentages of our outstanding accounts receivable and inventory balances, less certain ineligible amounts, as defined in the facility. Overall borrowings allowable under the revolving credit facility are limited to the lesser of $25 million or the total allowable collateral base.

The loan facility requires us to meet certain financial covenants including a fixed charge coverage ratio, a debt ratio, and a debt to operating cash flow ratio.  We are also subject to limitations on annual capital expenditures, our ability to make acquisitions, our ability to declare cash dividends and various other matters.

As of September 30, 2001, we had an aggregate of $19.3 million outstanding under the revolving credit facility.  The average interest rates paid were 6.1% for the third quarter of 2001 and 7.0% for the nine months ended September 30, 2001.  Also, as of September 30, 2001, we had an aggregate of $9.6 million outstanding under the term loan with an average interest rate of 7.2% for the third quarter of 2001 and 7.8% for the nine months ended September 30, 2001.

As of September 30, 2001, we had no cash and cash equivalents, which equals the amount of cash and cash equivalents on hand as of December 31, 2000.  Under our revolving credit facility, we can borrow or pay down on our existing debt on a daily basis.  We have instituted a policy of using excess cash balances, if any, to retire outstanding debt under our loan facility.

Total debt outstanding as of September 30, 2001was $29.1 million, which represents an increase of $16.3 million, or 127.3%, over the $12.8 million of debt outstanding as of December 31, 2000.  The increase was largely the result of borrowings made by us in 2001 to fund acquisitions and their associated working capital needs.  Also, the increase in accounts receivable during 2001, which was the result of higher company revenue from internal and acquisition growth during the year, resulted in reduced cash flows from operations and higher borrowing requirements.

On October 12, 2001, Option Care completed the sale of 3,500,000 shares of our common stock through an underwritten public offering. The shares were delivered on the closing date, October 17, 2001. In connection with the offering, the underwriters exercised their over-allotment option and another 525,000 shares of common stock were sold, of which 450,000 shares were sold by the selling shareholder and 75,000 shares were sold by us. The sale generated net proceeds to us of approximately $49.7 million. We used approximately $28.9 million of the proceeds to pay off the outstanding balances on our credit facility, while the remainder was added to working capital.  We incurred an early prepayment fee of $135,000 related to paying off the outstanding balance on our term loan.

We believe that cash flow from operations, amounts available under our revolving credit facility, and cash generated from the proceeds of the sale of our equity securities will be sufficient to meet our operating cash needs at least through December 31, 2002. In the event that additional capital is required, management cannot assure that such capital can be obtained from other sources on terms acceptable to us, if at all.

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

Goodwill and Other Intangible Assets

As of September 30, 2001, goodwill and other intangible assets, net, was $33.8 million, an increase of $6.8 million over the $27.0 million at December 31, 2000. The increase was primarily due to our acquisitions made during the first six months of 2001, plus additional consideration calculated on our 2000 acquisitions.

Total net goodwill and other intangible assets declined as a percentage of total assets to 34.8% at September 30, 2001 from 40.4% as of December 31, 2000.  This decline occurred primarily because accounts receivable and other tangible assets increased at a faster pace than goodwill and other intangible assets.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

             We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. We utilize a mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2001. As of September 30, 2001 and as of September 30, 2000, our fixed-rate debt was $153,000 and $171,000, and our corresponding variable-rate debt was $28.9 million and  $14.6 million. Based on our variable-rate debt at September 30, 2001, a one-percent change in interest rates would result in an annual change in interest expense of approximately $289,000.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

             On October 10, 2001, a lawsuit captioned I.V. Associates, Inc. v. Option Care, Inc., Civil Action No. 01-4726, was filed in the U.S. District Court for the District of New Jersey and was served on Option Care, Inc. on October 24, 2001. I.V. Associates, Inc., an Option Care franchisee, alleges breach of contract, violation of the New Jersey Franchise Practices Act, tortious interference with prospective contractual relationships and breach of the covenant of good faith and fair dealing. Specifically, I.V. Associates alleges that we are operating a business that competes with I.V. Associates’ business in violation of the franchise agreement between the parties. I.V. Associates is seeking compensatory damages in excess of the minimum jurisdictional limits for the U.S. District Court as well as unspecified equitable relief. We believe that the plaintiff’s allegations are without merit and intend to file responsive pleadings denying all substantive allegations of wrongdoing and claims for relief.

ITEM 2.  Changes in Securities and Use of Proceeds

             None.

ITEM 3.  Defaults Upon Senior Securities

             None.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

             None.

ITEM 5.  Other Information

             None.

ITEM 6(a).  Exhibits

             See Exhibit Index.

ITEM 6(b).  Reports on Form 8-K

             On August 31, 2001, we filed an 8-K disclosing that our Chairman, Dr. John Kapoor, has been named in a shareholders class action lawsuit against Akorn, Inc.  Dr. Kapoor serves as Chairman and Interim Chief Executive Officer of Akorn, Inc.

  On September 10, 2001, we filed an 8-K to announce our signing of an expanded contract with Blue Cross/Blue Shield of Florida for the distribution of injectable and other pharmaceutical products.  This 8-K was subsequently amended by filing an 8-K/A on October 10, 2001 to include certain portions of the Blue Cross/Blue Shield of Florida contract which had been omitted under a Confidential Treatment Request filed on September 10, 2001.

  On September 27, 2001, we filed an 8-K to announce our signing of a new contract with Health New England, Inc.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTION CARE, INC.
Date: November 14, 2001	By:	Carla M. Pondel
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

10.1

Injectable Drugs Agreement effective as of September 5, 2001 between Health Option, Inc. and OptionMed, Inc.  Filed on October 10, 2001 as Exhibit 10.1 to Form 8-K/A and incorporated herein by reference.