Form 10-K
period 2001-12-31
OPTION CARE INC/DE
filed 2002-04-01
CIK 884064

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File No. 0-19878

OPTION CARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-3791193 (I.R.S. Employer Identification No.)
100 Corporate North, Suite 212 Bannockburn, Illinois (Address of principal executive offices)	60015 (Zip Code)

Registrant's telephone number, including area code (847) 615-1690

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value per Share
Title of Each Class

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of voting stock held by non-affiliates of the registrant as of March 22, 2002 was approximately $270,828,437 (based on closing sale price of $16.55 per share as reported by the Nasdaq National Market and published in the Wall Street Journal.) Solely for purposes of the foregoing calculation of aggregate market value of voting stock held by non-affiliates, the registrant has assumed that all Directors and executive officers of the registrant are affiliates of the registrant. Such assumption shall not be deemed as determination by the registrant that such persons are affiliates of the registrant for any purposes.

        The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 22, 2002 was approximately 16,364,256.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the 2002 Annual Shareholders' Meeting are incorporated by reference into Items 10, 11, 12 and 13 in Part III of this Report.

OPTION CARE, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by Option Care with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by Option Care) contain statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures and the anticipated or potential effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, Option Care. These risks and uncertainties include, but are not limited to, uncertainties affecting businesses of Option Care and its franchisees relating to acquisitions and divestitures (including continuing obligations with respect to completed transactions), sales and renewals of franchises, government and regulatory policies (including federal, state and local efforts to reform the delivery of and payment for healthcare services), general economic conditions (including economic conditions affecting the healthcare industry in particular), the pricing and availability of goods and services, technological developments and changes in the competitive environment in which Option Care operates.

PART I

Item 1. BUSINESS

Business

        We provide pharmacy services to patients on behalf of managed care organizations and other third party payors. We contract with these payors to provide infusion therapy, specialty pharmacy and other related services to patients at home or at other alternate-site settings, such as physicians' offices. As of December 31, 2001, our pharmacy and related services are provided locally through our nationwide network of 132 owned and franchised pharmacy locations, and through our three regional specialty pharmacies, which operate under the name OptionMed™. For the twelve months ended December 31, 2001, approximately 74.9% of our revenue was generated from our local pharmacy division and 25.1% from our regional specialty pharmacy division.

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

BUSINESS STRATEGY

        Because of our clinical experience and the geographical coverage of our 132 local pharmacies and three regional specialty pharmacies, we believe we are an attractive provider to managed care organizations, insurance companies and other third party payors and referral sources seeking a single source for infusion therapy and specialty pharmacy services. We intend to increase our revenue and profitability by implementing the following strategies:

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

THE LOCAL PHARMACY NETWORK

        As of December 31, 2001, our local pharmacy network of 40 company-owned pharmacy locations and 92 franchised pharmacy locations provide home infusion and specialty injectable pharmaceuticals and services. Our local pharmacy locations include a number of franchised and company-owned locations that provide ancillary infusion therapy services but are not licensed pharmacies. Specialty injectable pharmaceuticals and related services sold through our local pharmacies are included in revenue from our local pharmacies. These pharmacies offer patients and physicians the following products and services:

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

        In 1992, our number of franchised locations peaked at 186. Subsequently, we reduced the number of franchised locations to increase efficiency, most often by consolidating, acquiring or terminating franchises. During that time we concentrated on growing our network of company-owned locations and, beginning in 1997, our regional specialty pharmacy business. As of December 31, 2001, we had 92 franchised pharmacy locations operating under 75 separate franchise agreements. Our existing franchise agreements begin to come up for renewal in 2004. Approximately 59% of our franchise agreements come up for renewal in the four-year period from 2006 through 2009.

        The following table summarizes the termination dates of our franchise agreements, by year:

Year ended December 31,	Number of franchise agreements expiring
2004	3
2005	5
2006	10
2007	14
2008	8
2009	12
2010	5
2011	8
2012	3
2013-2017	7

75

        To facilitate our regional specialty pharmacy business we have entered into participation agreements with franchisees at 52 local pharmacy locations. The participation agreements provide that we will pay a fee to the franchisee if we sell selected specialty injectible pharmaceuticals in that franchisee's territory, and also provide for a reduced royalty rate on related sales of specialty injectible pharmaceuticals made by the franchisee. We continue to offer participation agreements to selected franchisees. The version of our franchise agreement that we are currently marketing specifically provides for specialty pharmacy sales and related services by us in the franchised territory.

REGIONAL SPECIALTY PHARMACIES

        Through our regional specialty pharmacy division, which operates under the name OptionMed™, we purchase specialty injectable pharmaceuticals from manufacturers or distributors, fill prescriptions provided by physicians and label, package and deliver the pharmaceuticals to patients' homes or physicians' offices either ourselves or by using couriers such as Federal Express. Our regional specialty pharmacies currently offer over 170 different specialty injectable pharmaceuticals. Our regional specialty pharmacies are located in Miami, Florida, Ann Arbor, Michigan and Corona, California. The Miami, Florida specialty pharmacy has branch pharmacies in Jacksonville and Tampa, Florida. For the twelve months ended December 31, 2001 one managed care organization, Blue Cross and Blue Shield of Florida, accounted for approximately 72% of our regional specialty pharmacy revenue.

        The following table shows our regional specialty pharmacy division's major specialty injectable pharmaceutical offerings by manufacturer, pharmaceutical and condition:

Manufacturer	Pharmaceutical	Condition
Amgen	Epogen Neupogen	Dialysis Related Anemia Neutropenia
AstraZeneca	Zoladex	Endometriosis
Aventis	Lovenox	DVT
Berlex	Betaseron	Multiple Sclerosis
Biogen	Avonex	Multiple Sclerosis
Bristol Myers-Squibb	Taxol	Cancer
Eli Lilly	Humatrope	Growth Hormone Deficiency
Genentech	Herceptin Nutropin	Cancer Growth Hormone Deficiency
Immunex	Enbrel Leukine Novantrone	Rheumatoid Arthritis Neutropenia Cancer/Multiple Sclerosis
MedImmune	Synagis	Respiratory Syncytial Virus
Novartis Opthalmics/QLT	Visudyne	Macular Degeneration
Ortho Biotech	Procrit	Chemotherapy Related Anemia
Schering-Plough	Intron Rebetron	Hepatitis C Hepatitis C
Serono	Serostim	AIDS Wasting
TAP	Lupron	Endometriosis
Teva	Copaxone	Multiple Sclerosis

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

CUSTOMERS

        We derive most of our revenue from third party payors, such as managed care organizations, insurance companies, self-insured employers and Medicare and Medicaid programs. Currently, we have over 500 contracts with over 300 managed care organizations covering over 75 million lives. Of these, twelve contracts relate to our regional specialty pharmacy business. Where permissible, we bill patients for any amounts not reimbursed by third party payors. For the most part, our local pharmacy segment revenue consists of reimbursement for both the cost of the pharmaceuticals sold and the cost of services provided. Typically, pharmaceuticals are reimbursed on a percentage discount from the published average wholesale price of each drug, while nursing services and ancillary medical supplies are reimbursed on a per diem basis. This differs from our regional specialty pharmacy segment, in which revenue is based only on a percentage discount from average wholesale prices. Since specialty pharmaceuticals are typically pre-packaged drugs that are self-injected by the patient, minimal service is provided. Therefore, no per diem revenue is generated.

        Our principal managed care contract is with Blue Cross and Blue Shield of Florida, Inc. which contracts with us through our regional pharmacy located in Miami, Florida. We entered into our initial contract with this customer in June 1997. In April 2001, we entered into an interim amendment to the contract pending final negotiation of a new contract which provided for reduced pricing and an expansion of the number of Blue Cross and Blue Shield of Florida, Inc. patients to which we may provide pharmaceuticals. In September 2001, we executed the new contract with Blue Cross and Blue Shield of Florida, Inc. which replaced our prior agreement with them regarding specialty injectable pharmaceuticals. This contract is for an initial term of one year, is terminable by either party upon 90 days notice and, unless terminated, renews annually each September for an additional one-year term. The new contract further expands the number of Blue Cross and Blue Shield of Florida, Inc. patients to which we may provide pharmaceuticals. We have begun to implement expanded services under this contract, and expect to continue this expansion over the next 12 to 18 months. There are no minimum purchase requirements in this contract. Our revenue from Blue Cross and Blue Shield of Florida, Inc. has increased from approximately $21.5 million in 1998 to $45.7 million in 2001. In 2001, 2000 and 1999, approximately 22%, 27% and 25% of our total pharmacy revenue, which is our total revenue other than revenue from royalties, product sales and other revenue, and approximately 72%, 74% and 77% of our regional specialty pharmacy revenue was related to this contract. As of December 31, 2001 and 2000, approximately 11% of Option Care's total accounts receivable was from Blue Cross and Blue Shield of Florida, Inc.

        For the twelve months ended December 31, 2001, 2000 and 1999, respectively, approximately 15%, 16% and 18% of our total pharmacy revenue came from governmental programs such as Medicare and Medicaid. The accounts receivable related to these programs represented approximately 17% and 19% of our total accounts receivable as of December 31, 2001 and 2000, respectively.

ACQUISITION PROGRAM

        The acquisition of independent infusion pharmacies and selected franchised locations is an important part of our growth strategy. Acquisition candidates are evaluated based on the pharmacy's location, profitability, consolidation opportunities, existing relationships in the marketplace and prospects for growth. The success of our acquisition program is significantly dependent upon our successful integration of the acquired pharmacy into our system. New office integration is a defined process which is accomplished by our integration team, made up of representatives from our clinical, human resources, accounting, purchasing, management information and reimbursement departments.

PROPRIETARY DATA MANAGEMENT SYSTEM

        Our wholly owned subsidiary, Management by Information, Inc. has developed a proprietary software system called "Management by Information Homecare 5.0," which is designed to manage the intake, dispensing, clinical, billing and collection processes for home infusion and specialty pharmacies. The product also contains a component for managing the clinical, billing, and inventory tracking functions for respiratory therapy/durable medical equipment (RT/DME) businesses. We license and service our software system to non-affiliated home infusion pharmacy and durable medical equipment companies, and to several of our franchised local pharmacies. We also use the Management by Information system internally to manage the operations of our regional specialty pharmacies and company-owned local pharmacies. We believe that this system gives us an advantage over our competitors in the specialty pharmacy market by providing us with the ability to gather and organize data for many different uses. For example, a pharmaceutical manufacturer may request certain data in a format that is customized to meet that particular manufacturer's needs. All company-owned local pharmacies, except for a few recently acquired pharmacies, use the Management by Information system in the management of their operations.

        Management by Information, Inc. is in the final stages of developing the next generation of its software product, which will eventually replace the existing MBI product. The new system is anticipated to be ready for release in the second quarter of 2002. It will be a web-enabled, browser-based system versus the existing DOS-based system. We plan to have the new MBI software installed and operating in all of our company-owned local pharmacies and regional specialty pharmacies by the end of 2003.

SALES AND MARKETING

        We conduct our sales and marketing efforts through two sales segments. The first segment is comprised of our Senior Vice President of Sales and our eight Regional Sales Directors. This group focuses on developing new contracts with national and regional managed care organizations and other third party payors for both our local pharmacy network and our regional specialty pharmacy business. These Regional Sales Directors manage the second segment of our sales force, which is comprised of more than 50 Account Managers who focus on developing new infusion therapy and specialty pharmacy business on local and regional levels. These Account Managers are located in our company-owned local pharmacies throughout the United States. Positioning sales personnel on a local level allows us to focus on referral sources such as physicians, hospital discharge planners and case managers.

        Substantially all of our new patients are referred by physicians, medical groups, hospital discharge planners, case managers employed by Health Maintenance Organizations (HMOs), Preferred Provider Organizations (PPOs) or other managed care organizations, insurance companies and home care agencies. Our sales force is responsible for establishing and maintaining these referral sources.

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

COMPETITION

        Our local pharmacies primarily compete in the large and highly fragmented home infusion market for contracts with managed care organizations and other third party payors and referrals from physicians, case managers and hospital discharge planners. Competition in the home infusion market is based on quality of care, cost of service and reputation. Some of our current and potential future competitors include integrated home healthcare providers such as Apria Healthcare Group Inc. and Coram Healthcare Corporation, and local providers of alternate site healthcare services such as hospitals, local home health agencies and other local providers. Some of these competitors have, and our potential future competitors may have, greater financial, operational, sales and marketing resources than us. However, we believe that our reputation for providing quality services, the strength of our growing national presence and our ability to effectively market our services at a national, regional and local level places us in a strong position against current and potential future competitors.

        Our regional specialty pharmacies compete in the large and highly fragmented specialty pharmacy services market. We face competition in obtaining contracts with managed care organizations and other third party payors and for distribution contracts with pharmaceutical manufacturers. Competition in the specialty pharmacy market is based on price, reliability of service and reputation. Some of our current and potential future competitors include specialty pharmacy providers such as Accredo Health Inc., Priority Healthcare Corporation, Caremark Therapeutic Services and others, specialized retail pharmacies such as ProCare, a division of CVS Corporation, pharmacy benefit management companies and retail pharmacies. Some of these competitors have, and our potential future competitors may have, greater financial, operational, sales and marketing resources than us.

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

        The healthcare industry is undergoing significant change as third party payors, such as Medicare and Medicaid, health maintenance organizations and other health insurance carriers increase efforts to control the cost, utilization and delivery of healthcare services. Reductions in reimbursement by Medicare and Medicaid and other third party payors may be implemented from time to time. These cost control efforts may result in a decline in the prices for which we are able to sell our products and services, which would have a material adverse effect on our gross profit margins and overall profitability.

        Professional Licensure.    Nurses, pharmacists and other healthcare professionals employed by us are required to be individually licensed or certified under applicable state law. We take steps to ensure that our employees possess all necessary licenses and certifications, and we believe that our employees comply in all material respects with applicable licensure laws.

        Each of our franchisees is responsible for ensuring the licensing or certification of its employees in accordance with applicable law, performing any criminal or other background checks required by state law, and ensuring that all employees perform only those tasks which fall within their authorized scope of practice. Each franchisee is responsible for any failure or non-compliance with respect to these licensure and scope of practice issues.

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

        Fraud and Abuse Laws—Anti-Kickback Statute.    The federal Anti-Kickback statute prohibits individuals and entities from knowingly and willfully paying, offering, receiving, or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered by Medicare, Medicaid, or other government healthcare programs. The Anti-Kickback statute is extremely broad and potentially covers many standard business arrangements. Violations can lead to significant criminal and civil penalties, including fines of up to $25,000 per violation, civil monetary penalties of up to $50,000 per violation, imprisonment, and/or exclusion from participation in Medicare, Medicaid, and other government healthcare programs. The Office of the Inspector General of the United States Department of Health and Human Services has published regulations that identify a limited number of specific business practices that fall within safe harbors guaranteed not to violate the Anti-Kickback statute. We attempt to safe harbor our business relationships. But while not all of our business relationships meet all of the elements of the published safe harbors, conformity with the safe harbors is not mandatory and failure to meet all of the requirements of an applicable safe harbor does not make conduct illegal. The Office of Inspector General is authorized to issue advisory opinions regarding the interpretation and applicability of the federal Anti-Kickback law, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. We have not, however, sought such an opinion.

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

        Limitations on Physician Self-Referral Law (Stark Law).    The federal Stark Law generally prohibits a physician from making referrals for certain health services, reimbursable by Medicare or Medicaid, to entities in which the physician or a family member has an ownership or investment interest or a compensation relationship. Like the Anti-Kickback Statute, the Stark Law exempts certain business relationships structured in accordance with one of the exceptions set forth in the statute. On January 4, 2001, the Center for Medicare and Medicaid Services issued Phase I of the final Stark Law regulations in the form of a final rule. The Center for Medicare and Medicaid Services previously issued proposed regulations regarding the Stark Law on January 9, 1998 covering the same general subject matter as the Phase I guidance and the to-be-provided Phase II guidance. The Stark Law is currently in effect and most of the provisions of the Phase I regulations became effective on January 4, 2002. However, liberalized rules regarding physician financial relationships with home health services became effective February 5, 2001.

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

        The Center for Medicare and Medicaid Services promises to release Phase II in the near future. However, because Phase I solicited comments for Phase II that were due by April 4, 2001, it is unlikely that Phase II will be released any earlier than the summer of 2002. Based on experience with previous

Stark Law comments that were published more than two years after the close of the comment period, it may be much longer before Phase II is released and the impact of the new regulations will have to then be assessed.

        Health Insurance Portability and Accountability Act of 1996 (HIPAA).    Subtitle F of the Health Insurance Portability and Accountability Act of 1996 was enacted to improve the efficiency and effectiveness of the healthcare system through the establishment of standards and requirements for the electronic transmission of certain health information. To achieve that end, the act requires the Secretary of the United States Department of Health and Human Services (DHHS) to promulgate a set of interlocking regulations establishing standards and protections for health information systems, including standards for the following:

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

        Final rules setting forth standards for electronic transactions and code sets were published on August 17, 2000 and for the privacy of individually identifiable health information on December 28, 2000, both of which apply to health plans, healthcare clearinghouses and healthcare providers who transmit any health information in electronic form in connection with certain administrative and billing transactions. On March 27, 2002, DHHS published proposed modifications to the final privacy rule with a thirty day comment period. The primary goal of the proposed modifications is to ensure that the privacy regulations do not impede access to care. Proposed rules that include standards for unique health identifiers for employers and healthcare providers, as well as standards related to the security of individual health information and the use of electronic signatures have been published.

        Compliance with the standards for electronic transactions and code sets is required by October 2002. However, pursuant to the Administrative Simplification and Compliance Act, a provider may file a compliance plan with the Centers for Medicare and Medicaid Services to extend the provider's compliance deadline from October 2002 to October 2003. Compliance with the privacy regulations is required by April 2003. Compliance with the proposed rules for health identifiers and security standards is not expected to be required before 2003.

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

        Balanced Budget Act.    Each state operates a Medicaid program funded in part by the Federal government. The states may customize their programs within federal limitations. Each state program has its own payment formula and recipient eligibility criteria. In recent years, changes in Medicare and Medicaid programs have resulted in limitations on, and reduced levels of, payment and reimbursement for a substantial portion of health care goods and services. For example, the federal Balanced Budget Act of 1997, even after the restoration of some funding in 1999 and 2000, will continue to cause significant reductions in spending levels for the Medicare and Medicaid programs. In spring of 2000, some state Medicaid agencies reduced their reimbursement rates to correspond to the new average wholesale prices published by First Data Bank.

        Franchise Regulation.    We are subject to regulations adopted by the Federal Trade Commission (FTC), and to certain state laws that regulate the offer and sale of franchises. The FTC's Trade Regulation Rule on Franchising and certain state laws require that we furnish prospective franchise owners with a Uniform Franchise Offering Circular (UFOC) containing information prescribed by the Rule and applicable state laws and regulations. There are certain states that also regulate the offer and sale of franchises and, in almost all cases, require registration of the UFOC with state authorities.

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

SERVICE MARKS

        We have registered with the federal government OPTION CARE®, OptionMed™ and MBI®, among others, as service marks. We believe that Option Care is becoming increasingly recognized by many referral sources as representing a reliable, cost-effective source of pharmacy services. We believe that the use of these service marks does not violate or otherwise infringe upon the rights of others.

EMPLOYEES

        As of December 31, 2001, we employed 1,074 persons on a full-time basis and 588 persons on a part-time basis. Of our full-time employees, 89 were corporate management and administrative personnel and the remaining 985 were employees of company-owned locations, primarily in clinical, management and administrative positions.

        We consider employee relations to be good. None of our employees is covered by a collective bargaining agreement.

Item 2. PROPERTIES

        Our executive offices, located at 100 Corporate North, Suite 212, Bannockburn, Illinois, 60015, consist of approximately 18,845 square feet of leased space. Upon expiration of our existing lease in May 2002, we are planning to relocate our executive offices to a new premises, consisting of 28,786 square feet of leased space located at 485 Half Day Road, Suite 300, Buffalo Grove, Illinois, 60089, pursuant to a ten-year, three month lease. Base monthly rent payments will range from approximately $35,000 per month for the first year of the lease to approximately $52,000 per month for the last year. Real estate taxes and maintenance costs will be our responsibility and are over and above the base rent. We have the option to accelerate the expiration date of this lease by three years upon payment of a fee.

        In addition to our executive offices, at December 31, 2001, we had facilities in approximately 46 cities throughout the United States. All of these facilities are leased, with remaining terms ranging from one month to eight years. These facilities consist of approximately 279,000 square feet in total. The offices are in good condition, well maintained, and are adequate to fulfill our operational needs for the foreseeable future. We believe that if necessary, we could replace any of our facility leases without significant additional cost or adverse affect on our business.

        In early 2002, we signed a lease for a new facility in Miami, Florida to replace the existing facility in that city. We also signed a lease for a new facility in Dallas, Texas in order to consolidate four Dallas area offices into one facility for improved efficiency. The new Miami and Dallas leases, along with our facility lease in Bellingham, Washington, are our most significant, aside from our executive office lease described above. The new Miami, Florida lease is for a term of ten years, with monthly base rent ranging from approximately $15,000 per month in the first year of the lease to approximately $19,000 per month in the tenth year. The new Dallas, Texas lease is for a five-year term, with monthly payments, including shared operating expenses, equaling approximately $17,000 per month throughout the lease term. Our lease in Bellingham, Washington became effective December 1, 2001, is for a term of eight years, and requires base rent payments ranging from $13,000 per month in the first year of the lease to approximately $17,000 per month in the last year.

Item 3. LEGAL PROCEEDINGS

        From time to time, we are named as a party to legal claims and proceedings in the ordinary course of business. Additionally, from time to time, governmental and regulatory agencies may initiate investigations or proceedings against us in the ordinary course of business, or which have general application to the businesses we operate. We are not aware of any claims, investigations or proceedings against us or any of our franchisees that we believe are likely to have a material financial impact on us.

        We had previously reported that on October 10, 2001, a lawsuit captioned I.V. Associates, Inc. v. Option Care, Inc., Civil Action No.01-4726, was filed in the U.S. District Court for the District of New Jersey and was served on Option Care, Inc. on October 24, 2001. This proceeding has been resolved and the lawsuit was dismissed with prejudice on March 6, 2002.

        We currently maintain insurance for general and professional liability claims in an aggregate amount of $10 million. We also require each franchisee to maintain general liability and professional liability insurance covering both the franchise and us, at coverage levels that we believe to be sufficient. These policies provide coverage on a claims-made or occurrence basis and have certain exclusions from coverage. These insurance policies generally must be renewed annually. There can be no assurance that insurance coverage will be adequate to cover liability claims that may be asserted against us or that adequate insurance will be available in the future at acceptable cost, if at all. To the extent that liability insurance is not adequate to cover liability claims against us, we will be responsible for the excess.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders through the solicitation of proxies, or by any other means during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Option Care is traded on the Nasdaq National Market under the symbol "OPTN". The following table shows the high and low sale prices for our Common Stock for the periods indicated.

Calendar Quarter	High	Low
2001
Fourth Quarter	$19.74	$13.50
Third Quarter	$22.15	$10.95
Second Quarter	$17.94	$8.44
First Quarter	$10.00	$4.88
2000
Fourth Quarter	$7.75	$5.50
Third Quarter	$7.38	$4.94
Second Quarter	$8.06	$4.50
First Quarter	$8.75	$2.75

        On March 22, 2002, the closing price of our common stock on the Nasdaq National Market was $16.55. As of March 22, 2002, there were approximately 228 holders of record of our common stock.

        We have not declared or paid cash dividends on our common stock in the past and do not intend to pay dividends on our common stock in the foreseeable future.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

        In the table below, we provide you with summary historical financial data of Option Care. We have prepared this information using the consolidated financial statements of Option Care for the five years ended December 31, 2001. The financial statements for the four years ended December 31, 2001 have been audited by Ernst & Young LLP, independent auditors. The financial statements for the year ended December 31, 1997 have been audited by other independent auditors. The selected consolidated financial data reflects our acquisitions, all of which were accounted for using the purchase method of accounting. This summary should be read in conjunction with our Consolidated Financial Statements and Notes thereto, contained elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data:

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(dollars in thousands, except per share data)
Revenue:
Local pharmacy:
Infusion and specialty pharmacy	$151,233	$90,523	$78,686	$74,949	$71,992
Royalties	8,598	8,795	8,702	8,700	9,880
Product sales and other	2,726	2,913	3,134	10,121	11,451

Total local pharmacy	162,557	102,231	90,522	93,770	93,323
Regional specialty pharmacy	54,576	39,043	29,927	21,170	7,170

Total revenue	217,133	141,274	120,449	114,940	100,493
Cost of revenue:
Local pharmacy	95,917	54,076	45,464	50,221	51,112
Regional specialty pharmacy	48,739	33,709	25,290	18,888	6,397

Total cost of revenue	144,656	87,785	70,754	69,109	57,509

Gross profit	72,477	53,489	49,695	45,831	42,984
Operating expenses	54,907	40,415	40,411	43,293	44,661

Operating income (loss)	17,570	13,074	9,284	2,538	(1,677)
Net income (loss)	$9,957	$7,455	$4,627	$(691)	$(2,097)

Net income (loss) per common share—diluted	$0.73	$0.60	$0.39	$(0.06)	$(0.19)

Weighted average number of shares and equivalents outstanding—diluted	13,678	12,488	11,926	11,071	10,879

Consolidated balance sheet data:

	As of December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Working capital	$56,357	$20,994	$11,676	$19,796	$25,901
Total assets	125,262	66,825	57,634	59,392	68,639
Current portion of long-term debt	265	833	142	262	314
Other current liabilities	21,077	13,546	18,625	12,790	15,688
Long-term debt, less current portion	353	11,951	8,448	22,096	28,801
Stockholders' equity	100,766	38,668	29,306	23,739	23,402

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We provide pharmacy services to patients on behalf of managed care organizations and other third party payors. We contract with payors to provide infusion therapy, specialty pharmacy and other related services to patients at home or at other alternate-site settings, such as physicians' offices. As of December 31, 2001, our pharmacy and related services are provided locally through our nationwide network of 132 owned and franchised pharmacy locations, and through our three regional specialty pharmacies which operate under the name OptionMed™. Certain specialty pharmaceuticals may be infused rather than injected, and are therefore dispensed by our company-owned local pharmacies.

        We operate our business in two segments—our local pharmacy division and our regional specialty pharmacy division. Summarized information about revenue in each segment is provided in the following table:

	Years ended December 31,
	2001	2000	1999
Local pharmacy:
Infusion and specialty pharmacy	69.7%	64.1%	65.3%
Royalties	4.0%	6.2%	7.2%
Product sales and other	1.2%	2.1%	2.6%

Total local pharmacy	74.9%	72.4%	75.1%
Regional specialty pharmacy	25.1%	27.6%	24.9%

Total revenue	100.0%	100.0%	100.0%

        Most of our revenue is generated from managed care contracts and other agreements with commercial third party payors. Our principal managed care contract is with Blue Cross and Blue Shield of Florida, Inc. which contracts with us through our regional pharmacy located in Miami, Florida. In 2001, 2000 and 1999, approximately 22%, 27% and 25% of our total pharmacy revenue, which is our total revenue other than revenue from royalties, product sales and other revenue, was related to this contract and approximately 72%, 74% and 77% of our regional specialty pharmacy revenue was related to this contract. As of December 31, 2001 and 2000, approximately 11% of Option Care's accounts receivable was due from Blue Cross and Blue Shield of Florida, Inc.

        Our contract with Blue Cross and Blue Shield of Florida, Inc. is terminable by either party on 90 days' notice and, unless terminated, renews annually each September for an additional one-year term. In April 2001, we agreed to a reduced pricing schedule. In September 2001 we entered into a new contract with respect to specialty injectable pharmaceuticals which continued the revised pricing and expanded the number of Blue Cross and Blue Shield of Florida, Inc. patients to which we may provide pharmaceuticals. We have begun to implement expanded services under the new contract, and will continue to do so in stages over the next 12 to 18 months. Although we expect the reduced pricing to lower our gross margin, we expect to gradually increase our profitability as we expand our specialty injectable pharmaceutical sales by selling specialty injectable pharmaceuticals to a larger patient population.

        For the years 2001, 2000 and 1999, respectively, approximately 15%, 16% and 18% of our total pharmacy revenue came from governmental programs such as Medicare and Medicaid. As of December 31, 2001 and December 31, 2000, respectively, approximately 17% and 19% of total accounts receivable were due from these programs.

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

        We have been reducing the number of our franchised locations since 1993 to increase operational efficiency, most often by consolidating, terminating or acquiring franchises. However, since 1998, royalty revenue has been fairly stable. Any losses in royalty revenue due to the reduction in number of franchises have been substantially offset by increased royalty revenue generated by the continuing franchises.

        During 2001, we completed nine acquisitions, providing us with entry into ten new markets and expanding our presence in three existing markets. The aggregate purchase price at closing for these acquisitions was $16.9 million, of which $16.4 million was paid in cash and $500,000 is payable in approximately 31,000 shares of common stock. Another $700,000 was paid as additional consideration based on the current year's financial performance of the acquired offices, and $2.3 million is payable as of December 31, 2001 on our 2001 and prior acquisitions. Up to an additional $600,000 will be payable in cash through 2003 if certain financial targets are met. Acquisitions constitute an integral part of our growth strategy and we continue to evaluate acquisition opportunities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and their related disclosures. On an ongoing basis, Option Care evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable. Actual results may vary from these estimates under different assumptions or conditions. We annually review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to our financial condition and results of operations, as well as our current business environment. Option Care management believes that of our significant accounting policies, the following policies involve a higher degree of judgment and/or complexity.

Revenue recognition

        Our revenue is primarily derived from the sale of infusible and injectible pharmaceuticals and provision of related nursing services to patients at alternate-site settings. Most of this revenue is billed under managed care or other contracts, while virtually all of the remainder is billed under government programs, such as Medicare and Medicaid. Billed and unbilled revenue is recorded net of contractual adjustments based on our interpretation of the terms of each managed care contract or government contract/pricing schedule. The accuracy of our recorded net revenue is subject to the accuracy of payor information on file for each patient, and is also subject to our correct interpretation of each underlying contract with respect to reimbursement rates for the drugs and services we provided. If changes are subsequently required to either payor information or our interpretation of the reimbursement rates of our contracts, we adjust revenue in the period that such changes are identified. Such adjustments may have a positive or negative impact on the revenues and results of operations reported for those subsequent periods. Historically, such adjustments have not been significant to the statements of operations.

Accounts receivables

        We record our accounts receivables net of an allowance for doubtful accounts. This allowance is estimated based on several factors, including our past accounts receivable collection history, consideration of the age of the accounts receivable at the end of each period, and detailed analysis of the expected collectibility of amounts receivable from each significant payor based on a number of factors. The allowance also considers the fact that in certain circumstances, our accounts receivable may also be subject to retroactive adjustments by payors. Although we believe that our estimation of the net value of our accounts receivable is reasonable, actual collections may differ from our estimates of collectibility, affecting our future financial condition and results of operations.

Goodwill and other intangible assets

        We record goodwill from our acquisitions equal to the excess of the total cost of the acquisitions over the fair value of all identified tangible and intangible assets acquired. With the exception of goodwill from acquisitions completed after June 30, 2001, we have amortized goodwill on a straight-line basis over estimated useful lives of 20 to 40 years. Option Care has performed annual reviews of our goodwill for impairment based on a number of factors, including future undiscounted cash flows and changes in economic and market conditions. As of December 31, 2001, no impairment of our goodwill and intangible assets was identified.

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, effective as of July 1, 2001, and SFAS No. 142, Goodwill and Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. We will apply the new rules on accounting for goodwill in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 141 is expected to result in an annual increase in net income of $900,000, or $0.06 per share. During 2002, Option Care will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the results of operations and financial position of our company.

RESULTS OF OPERATIONS

        The following table shows certain statement of income items expressed as a percentage of revenue for the years ended December 31, 2001, 2000 and 1999.

	Years ended December 31,
	2001	2000	1999
Revenue	100.0%	100.0%	100.0%
Cost of revenue:
Local pharmacy	44.2	38.3	37.7
Regional specialty pharmacy	22.4	23.8	21.0

Total cost of revenue	66.6	62.1	58.7

Gross profit	33.4	37.9	41.3
Operating expenses:
Selling, general and administrative	23.0	26.5	30.6
Provision for doubtful accounts	1.8	1.6	2.5
Amortization of goodwill	0.5	0.5	0.5

Total operating expenses	25.3	28.6	33.6

Operating income	8.1	9.3	7.7
Other expenses:
Other expense, net	0.0	0.1	0.5
Interest expense	0.6	0.7	0.8

Total other expense, net	0.6	0.8	1.3

Income before income taxes	7.5	8.5	6.4
Provision for income taxes	2.9	3.2	2.6

Net income	4.6%	5.3%	3.8%

Years Ended December 31, 2001 and 2000

        Our revenue increased by 53.7% from $141.3 million in 2000 to $217.1 million in 2001. This $75.8 million growth in revenue during 2001 was primarily from sales by local pharmacies acquired in 2000 and 2001, and increased sales of infusion therapy and specialty pharmacy drugs and services in both our local pharmacy division and our regional specialty pharmacy division. Approximately $60.7 million, or 80.0%, of the growth was attributable to our local pharmacy division. Of this increase, $43.0 million, or 70.8%, was attributable to sales by local pharmacies acquired in 2000 and 2001. The remaining $17.7 million, or 29.2% increase was due to same-store sales growth. At our regional specialty pharmacies, revenue increased 39.8%, or $15.5 million, primarily due to higher sales volume under our contract with Blue Cross and Blue Shield of Florida. Royalty fees, software sales and support and other revenues declined by 13.2%, or $400,000, in 2001 versus 2000. A reduction in new sales of Management by Information software products was the primary reason for this decline.

        Our 2001 gross profit of $72.5 million represented an increase of $19.0 million, or 35.5%, over 2000. This increase was primarily attributed to the $75.8 million increase in revenues. However, as a percentage of revenue, our gross profit margin declined from 37.9% in 2000 to 33.4% in 2001. This decrease is due to the stronger growth in sales of specialty pharmaceuticals in both of our segments relative to sales of home infusion drugs and services. Specialty pharmaceuticals are higher cost, lower margin products, and therefore generate a lower gross profit percentage than our infusion therapy products. The growth of sales of specialty pharmaceuticals in our local pharmacy segment caused our gross profit margin in that segment to decline from 47.1% in 2000 to 41.0% in 2001. Our regional specialty pharmacy segment's gross profit margin also declined, from 13.7% in 2000 to 10.7% in 2001. A reduced pricing schedule under Option Care's contract with Blue Cross and Blue Shield of Florida, which became effective at the beginning of the second quarter of 2001, was the primary cause of this decline in gross profit margin percentage. However, due to increased sales volume, the gross profit generated by our regional specialty pharmacy segment increased by $500,000 over the prior year.

        Total operating expenses increased by $14.5 million, or 35.9%, in 2001 compared to the prior year. Approximately $12.1 million of this increase can be attributed to our acquisitions completed in 2000 and 2001, consisting of the operating expenses incurred directly by those newly acquired offices and the incremental increase in corporate staffing required to manage them. The remaining $2.4 million increase was due to a variety of factors, including increases in the cost of providing health insurance to our employees, and increases in staffing and various other operating expenses necessary to manage increased revenues and patient volume. Our provision for doubtful accounts increased by $1.6 million, or 67.6%, from 2000 to 2001. This increase is directly related to the 53.7% increase in revenue over this period. As a percentage of revenue, the provision for doubtful accounts increased from 1.6% in 2000 to 1.8% in 2001. This slight increase was due to the greater increase in local pharmacy revenue relative to regional specialty pharmacy revenue in 2001. The increase was expected. Our local pharmacies typically incur a slightly higher level of bad debts than our regional specialty pharmacies because of having to bill proportionately more claims to more payors to generate the same revenues. Goodwill amortization expense increased by $400,000 due to additional goodwill resulting from our 2001 acquisitions and additional consideration paid on our 1996, 1997, and 2000 acquisitions.

        Our interest expense of $1.2 million for 2001 was $200,000 higher than the $1.0 million incurred in 2000. The increase was primarily due to expenditures for the purchase price and initial operating cash needs of business we acquired in 2001, which increased debt until the completion of our underwritten public offering of stock in October 2001.

        The income tax provision increased $1.8 million, or 40.6%, for 2001 versus 2000. This increase was primarily due to the 36.2% increase in income before income taxes from 2000 to 2001.

        Income taxes were provided for at a 38.7% rate in 2001 compared to 37.5% in 2000. This increase in our income tax rate was primarily due to our increase in income before income taxes, which increased our federal income tax rate from 34% to 35%. Also, we expanded our operations in some states with relatively higher state income tax rates, which placed upward pressure on our overall tax rate.

        We recorded net income of $10.0 million in 2001, which represents an increase of $2.5 million, or 33.6%, over the $7.5 million in 2000. Net income equaled 4.6% of revenue in 2001 compared to 5.3% of revenue in 2000. This decline in net income as a percentage of revenue was primarily due to the increase in sales of specialty pharmaceutical products in our local pharmacy division. Specialty pharmaceuticals are higher cost, lower margin drugs than our home infusion products, and therefore produce a lower net income percentage. Another factor contributing to the decline in net income as a percentage of revenue was the price reductions under our managed care contract with Blue Cross and Blue Shield of Florida. As a result of the increase in net income, earnings per diluted share increased 21.7%, from $0.60 in 2000 to $0.73 in 2001. Our 33.6% increase in net income more than offset the 9.5% increase in diluted shares outstanding. The increase in diluted shares outstanding was primarily due to the weighted average impact of our issuance of 3,575,000 new shares of common stock in October 2001 through an underwritten public offering. Other factors increasing our diluted shares outstanding included stock option exercises and the issuance of shares under Option Care's employee stock purchase plan.

        Net cash flow used by operations in 2001 was $9.1 million, compared to $7.8 million provided by operations in 2000. Of the $9.1 million use of cash by 2001 operations, $16.2 million was used to fund the operational cash needs of local pharmacies acquired in 2000 and 2001. In all but one of these acquisitions, we did not purchase the existing accounts receivable. Therefore, our $16.2 million use of cash by our acquisitions can be directly attributed to the $17.8 million buildup of accounts receivable from their operations after purchase. In addition to the $17.8 million increase in accounts receivable attributed to our acquisitions, another $12.2 million of increase in accounts receivable came from the growth in revenues of our ongoing operations. These ongoing operations provided $7.1 million in operating cash flows in 2001, primarily due to their overall profitability.

        Net cash flow used in investing activities for 2001 was $19.9 million, compared to $9.2 million in 2000. We used $17.4 million in the year 2001 for acquisitions, of which $17.1 million consisted of cash payments for the nine asset purchase agreements signed in 2001, and $300,000 was for additional consideration on prior years' acquisitions. Option Care also used $2.8 million for the purchase of equipment and fixed assets, which includes $3.3 million used to pay for new assets, less $500,000 provided by the sale and retirement of assets. Of the $3.3 million used to buy new assets, $1.3 million was spent on new software development projects, $1.2 million was spent for infrastructure improvements, such as new computer and office equipment, and $800,000 was spent for rental medical equipment. The remaining $300,000 provided by investing activities was generated from the sale of various other assets.

        Financing activities provided $37.5 million in cash in 2001. By contrast, in 2000, $1.5 million was provided. In October 2001, we completed an underwritten public offering of common stock. This offering generated approximately $49.7 million in net proceeds, which accounts for the majority of the $50.9 million of cash provided in 2001 by the issuance of common stock. The remaining $1.2 million came from employee withholdings for purchase of shares under the 2001 Employee Stock Purchase Plan, and from the exercise of stock options. In addition to providing $49.7 million in cash, the underwritten public offering allowed us to repay the outstanding balance on our credit facility, which was $12.6 million as of December 31, 2000. Finally, we used $800,000 in cash to reduce our cash overdraft to zero as of December 31, 2001, as we had a positive cash balance of $8.5 million on that date.

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

        Total 2000 operating expenses of $40.4 million were approximately equal to 1999 operating expenses of $40.4 million. This fact, combined with our $20.8 million increase in revenue, resulted in a decline in operating expenses to 28.6% of revenue in 2000 compared to 33.6% in 1999. There are several reasons for this decline. The increase in revenue in 2000 over 1999 came primarily from within our existing operations and facilities. Therefore, we incurred no direct increase in overhead expenses resulting from the increase in revenue. Also, while administrative wages and related costs increased by $2.1 million, this increase was offset by reductions in other general and administrative expenses. Our provision for doubtful accounts decreased by $700,000, from 2.5% of revenue in 1999 to 1.6% in 2000. Goodwill amortization expense increased by $100,000 due to additional goodwill resulting from our 2000 acquisitions and additional payments on our 1996 and 1997 acquisitions.

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

        Net cash flow used in investing activities for 2000 was $9.2 million, compared to $1.8 million in 1999. The $7.5 million increase was primarily due to approximately $4.2 million in cash payments for our 2000 acquisitions. Another $3.4 million related to payment of additional obligations under our 1996 and 1997 acquisition agreements compared to $1.2 million paid in 1999. The remaining increase in cash flow used in investing activities consisted of a $300,000 increase in capital expenditures and $800,000 in additions to other assets, which included loan origination fees paid for securing our $15.0 million term loan, as well as expenditures for development of our OptionMed™ web site.

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

QUARTERLY INFORMATION

        The following table presents certain quarterly statement of income data for the years ended December 31, 2001 and 2000. The quarterly statement of income data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2001				2000
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenue	$65,232	$56,093	$49,903	$45,905	$40,088	$35,265	$33,150	$32,771
Gross profit	20,754	18,760	17,347	15,616	13,890	13,645	12,896	13,058
Income before income taxes	4,847	4,056	3,856	3,476	3,316	3,259	2,749	2,596
Net income	3,009	2,477	2,341	2,130	2,122	2,001	1,722	1,610
Basic income per share	0.19	0.20	0.19	0.17	0.17	0.17	0.14	0.14
Diluted income per share	$0.19	$0.19	$0.18	$0.17	$0.17	$0.16	$0.14	$0.13

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations and acquisitions from operating cash flows and borrowings. Our principal demands for liquidity are working capital, acquisition activities and debt service.

        As of December 31, 2001, our credit facility with GE Capital Commercial Finance, Inc. provided for a secured revolving facility of up to $25.0 million. We repaid all existing balances on our revolving line of credit upon completion of the sale of 3,575,000 shares of common stock through an underwritten public offering in October 2001. This facility expired in February 2002.

        On March 29, 2002, we entered into a $60 million revolving Credit and Security Agreement with J.P. Morgan Business Credit Corp, which will serve as Advisor, J.P. Morgan Chase Bank, which will serve as Administrator, Collateral Agent and Arranger, and LaSalle Bank, National Association, which will serve as Co-Agent. The facility requires us to meet certain financial covenants. Option Care paid a facility fee of approximately $400,000 upon signing the agreement. The agreement provides for a commitment fee, calculated and paid quarterly on a sliding scale from 0.45% to 0.25%, based on the average daily unused portion of the facility. For a fee, Option Care may secure up to $5 million in letters of credit. Depending on our level of borrowing under the agreement, Option Care may select interest rates ranging from the Eurodollar Rate plus 2% to 2.75%, or the bank's reference rate plus 0% to 0.75%. The agreement expires on March 29, 2005.

        Availability under the facility is related to various percentages of Option Care's net outstanding accounts receivable and inventory balances, less certain capped and ineligible amounts, as defined in the agreement. Overall borrowings under the agreement will be limited to the lesser of the remaining Availability under the agreement and the total allowable collateral borrowing base. The facility is secured by substantially all of our assets.

        In addition to customary events of default, the facility provides that a change in control of our company would give rise to an event of default.

        As of December 31, 2001, we had working capital of $56.4 million, compared to $21.0 million as of December 31, 2000. This $35.4 million increase was primarily due to the effect of the underwritten public offering of stock completed in October 2001, which generated $49.7 million in cash. The difference between the $49.7 million generated by the stock offering and the $35.4 million increase in total working capital can be primarily attributed to the $17.1 million we paid for businesses we acquired in 2001.

        We intend to fund our future capital needs through operating cash flows and borrowings on our new credit facility. In the event that additional capital is required beyond the limitation of our new credit facility, we may not be able to obtain such capital from other sources on terms acceptable to us, if at all.

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

Item 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. We utilize a mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2002. As of December 31, 2001 and 2000, our fixed-rate debt was $600,000 and $200,000, and our corresponding variable-rate debt was $0 and $12.6 million. Since we had no variable-rate debt as of December 31, 2001, our market risk was zero.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements and Financial Statement Schedule in Part IV, Item 14(a)(1) and (2) of this Annual Report on Form 10-K.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Option Care, Inc.

        We have audited the accompanying consolidated balance sheets of Option Care, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of Option Care's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Option Care, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects, the information set forth therein.

ERNST & YOUNG LLP
Chicago, Illinois
February 15, 2002, except for Note 12 as to which the date is March 29, 2002.

Option Care, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$8,511	$—
Trade accounts receivable, less allowance of $5,580 and $5,092, respectively	56,341	28,845
Current portion of notes receivable, less allowance of $60 and $79, respectively	73	91
Inventory	6,388	2,320
Deferred income tax benefit	3,038	3,308
Prepaid expenses	856	631
Other current assets	2,492	178

Total current assets	77,699	35,373
Equipment and other fixed assets, net	7,330	4,182
Goodwill, net	38,384	25,859
Other intangible assets, net	1,555	1,166
Other long-term assets	294	245

Total assets	$125,262	$66,825

Liabilities and Stockholders' Equity
Current liabilities:
Cash overdraft	$—	$770
Current portion of long-term debt	265	833
Trade accounts payable	11,117	5,854
Income tax payable	367	500
Accrued wages and related employee benefits	4,752	4,033
Deferred purchase price liability	1,799	216
Accrued expenses	3,042	2,173

Total current liabilities	21,342	14,379
Long-term debt, less current portion	353	11,951
Long-term deferred income tax liability	1,854	933
Minority interest	468	404
Other long-term liabilities	479	490

Total liabilities	24,496	28,157

Stockholders' equity:
Common stock, $.01 par value, 30,000,000 shares authorized, 16,037,024 and 12,134,961 shares issued and outstanding, respectively	160	121
Common stock to be issued, 153,037 and 124,901 shares, respectively	1,270	352
Additional paid-in capital	98,168	46,984
Retained earnings (accumulated deficit)	1,168	(8,789)

Total stockholders' equity	100,766	38,668

Total liabilities and stockholders' equity	$125,262	$66,825

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years ended December 31,
	2001	2000	1999
Revenue:
Local pharmacy:
Infusion and specialty pharmacy	$151,233	$90,523	$78,686
Royalties	8,598	8,795	8,702
Product sales and other	2,726	2,913	3,134
Regional specialty pharmacy	54,576	39,043	29,927

Total revenue	217,133	141,274	120,449
Cost of revenue:
Local pharmacy:
Infusion and specialty pharmacy	95,613	53,687	44,990
Royalties	—	—	—
Product sales and other	304	389	474
Regional specialty pharmacy	48,739	33,709	25,290

Total cost of revenue	144,656	87,785	70,754

Gross profit	72,477	53,489	49,695
Operating expenses:
Selling, general and administrative expense	49,999	37,444	36,888
Provision for doubtful accounts	3,849	2,297	2,970
Amortization of goodwill	1,059	674	553

Total operating expenses	54,907	40,415	40,411

Operating income	17,570	13,074	9,284
Other income (expense), net:
Interest expense	(1,225)	(1,027)	(1,004)
Minority interest expense	(216)	(296)	(77)
Other income (expense), net	106	169	(447)

Total other income (expense), net	(1,335)	(1,154)	(1,528)

Income before income taxes	16,235	11,920	7,756
Provision for income taxes	6,278	4,465	3,129

Net income	$9,957	$7,455	$4,627

Net income per common share:
Basic	$0.76	$0.61	$0.40

Diluted	$0.73	$0.60	$0.39

Shares used in computing net income per common share:
Basic	13,156	12,135	11,483

Diluted	13,678	12,488	11,926

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Common Stock to be Issued		Retained Earnings (Accumulated Deficit)
				Additional Paid-In Capital		Stockholders' Equity
	Shares	Amounts
December 31, 1998	11,006	$110	$1,227	$43,273	$(20,871)	$23,739

Net income	—	—	—	—	4,627	4,627
Common stock to be issued, net	—	—	(487)	—	—	(487)
Issuance of common stock	487	5	—	1,422	—	1,427

December 31, 1999	11,493	115	740	44,695	(16,244)	29,306

Net income	—	—	—	—	7,455	7,455
Common stock to be issued, net	—	—	(388)	—	—	(388)
Issuance of common stock	642	6	—	1878	—	1,884
Income tax benefit from exercise of stock options	—	—	—	411	—	411

December 31, 2000	12,135	121	352	46,984	(8,789)	38,668

Net income	—	—	—	—	9,957	9,957
Common stock to be issued, net	—	—	918	—	—	918
Issuance of common stock	3,902	39	—	50,431	—	50,470
Income tax benefit from exercise of stock options	—	—	—	753	—	753

December 31, 2001	16,037	$160	$1,270	$98,168	$1,168	$100,766

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$9,957	$7,455	$4,627
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,890	3,037	2,768
Provision for doubtful accounts	3,849	2,297	2,970
Deferred income taxes	1,191	(200)	(520)
Other	753	411	—
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts and notes receivable	(29,919)	(6,354)	(1,948)
Inventory	(1,868)	1,421	(1,511)
Prepaid expenses and other current assets	(2,497)	331	(297)
Trade accounts payable	4,051	(128)	(746)
Accrued wages and related benefits	713	432	930
Income tax payable	(133)	(123)	1,072
Accrued expenses and other liabilities	922	(813)	338

Net cash provided by (used in) operating activities	(9,091)	7,766	7,683

Cash flows from investing activities:
Purchases of equipment and other, net	(2,752)	(961)	(667)
Other assets, net	268	(697)	119
Payments for acquisitions, net of stock to be issued	(17,421)	(7,559)	(1,204)

Net cash used in investing activities	(19,905)	(9,217)	(1,752)

Cash flows from financing activities:
Cash overdraft	(770)	(3,194)	3,964
Net borrowings (payments) under credit agreements	(12,609)	4,292	(13,483)
Payments on capital leases	(68)	(160)	(226)
Proceeds (payments) of notes payable	68	—	(59)
Issuance of common stock	50,886	513	208

Net cash provided by (used in) financing activities	37,507	1,451	(9,596)

Net increase (decrease) in cash and cash equivalents	8,511	—	(3,665)
Cash and cash equivalents, beginning of year	—	—	3,665

Cash and cash equivalents, end of year	$8,511	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

  (a) Description of Business

        Option Care, Inc. provides specialty pharmaceutical products and related services, infusion therapy and other ancillary healthcare services through a national network of company-owned and franchised locations. Through our wholly-owned OptionMed™ subsidiary, we contract with managed care organizations and physicians to become their specialty pharmacy, dispensing and delivering specialty pharmaceuticals, assisting with clinical compliance information and providing pharmacy consulting services. Through our established national network of 132 Option Care locations, we contract with managed care organizations, third party payors, hospitals, physicians and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients' homes or other non-hospital settings. Many of our locations provide other ancillary healthcare services as well, such as nursing, respiratory therapy and durable medical equipment. In addition, we operate Management by Information, Inc., a supplier of data management products and support services to the infusion and home medical equipment industry.

        As of December 31, 2001, we had 132 locations operating in 31 states. Existing offices include 92 offices owned and operated by franchise owners and 40 offices owned and operated by Option Care.

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

  (c) Use of Estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. We believe that our most significant estimates, and those involving a higher degree of judgment and/or complexity are (i) revenue recognition and estimation, (ii) determination of required allowances for doubtful accounts receivable, and (iii) ability to recover the carrying value of our goodwill and other intangible assets.

  (d) Cash and Cash Equivalents

        Option Care considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  (e) Financial Instruments

        The fair value of Option Care's financial instruments approximates their carrying value.

  (f) Inventory

        Inventory, which consists primarily of pharmaceuticals and medical supplies, is stated at cost, which approximates market, and is accounted for on the first-in, first-out (FIFO) basis. Option Care does not count or value out-of-date or obsolete inventory. Therefore, no reserve for obsolete inventory is needed.

  (g) Long-Lived Assets

        Equipment and other fixed assets are stated at cost. Equipment purchased under capital leases is stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease. Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets. Existing equipment is being amortized over lives of three to seven years. Leasehold improvements and equipment purchased under capital leases are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Software development costs are amortized over a three-year period, which approximates the anticipated life of the product. Monthly amortization begins once the product becomes available for market release, and is calculated on the straight-line method.

        Goodwill, which represents the excess of the purchase price of acquired businesses over the fair value of net tangible and intangible assets acquired, has been amortized on a straight-line basis over 20 to 40 years, with the exception of the goodwill resulting from acquisitions we completed after June 30, 2001. In accordance with Statement of Financial Accounting Standards (SFAS) No.142, Goodwill and Other Intangible Assets, goodwill related to acquisitions after June 30, 2001 was not amortized in 2001. (See Note 11). Gross goodwill as of December 31, 2001 was $42.1 million, less accumulated amortization of $3.7 million, while gross goodwill as of December 31, 2000 was $28.6 million, less accumulated amortization of $2.7 million.

        Intangible assets such as non-compete agreements and patient records, arising from certain of Option Care's acquisitions, are being amortized on a straight-line basis over the estimated useful life of each asset, ranging from two to five years. Gross intangible assets as of December 31, 2001 was $3.0 million, less accumulated amortization of $1.4 million, while as of December 31, 2000, gross intangible assets was $2.8 million, less accumulated amortization of $1.6 million.

        Long-lived assets and certain identifiable intangibles are reviewed for impairment in value based upon non-discounted future cash flows, and appropriate losses are recognized whenever the carrying amount of an asset may not be recovered. No such impairment was noted as of December 31, 2001.

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

  (i) Common Stock to be Issued

        As of December 31, 2001, Option Care had obligations to issue 153,037 shares of common stock with a value of $1.3 million. Of this stock to be issued, 120,883 shares with a value of approximately $800,000 were issued in February 2002 to employees who participated in the 2001 Employee Stock Purchase Plan. Another 30,979 shares, valued at $500,000, still remain to be issued as partial consideration for one of our 2001 acquisitions. As of December 31, 2000, common stock to be issued consisted solely of the total amount withheld from employees for the purchase of 124,901 shares under the employee stock purchase plan for that year.

  (j) Revenue Recognition

        (i) Infusion therapy and other home health revenue is reported at the estimated net realized amounts from patients, third party payors and others for goods sold and services rendered. When goods and services are both provided, revenue is recognized upon confirmation that the services were provided and the goods were delivered to the patient. When only goods are provided, revenue is recognized upon confirmation that the goods were delivered. When only services are provided, revenue is recognized when confirmation is received that the service has been provided. Option Care's agreements frequently combine reimbursement such that we receive a single price for both the goods delivered and some or all of the related services provided to the patient. Therefore, revenues cannot be split between product sales and services, and thus we do not separately report revenues and costs from product sales versus services. Revenue under certain third party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third party payor settlements and adjustments are estimated in the period the related services are rendered and are adjusted in future periods as final settlements are determined.

        We generate revenue from managed care contracts and other agreements with commercial third party payors. Our principal managed care contract is with Blue Cross and Blue Shield of Florida which contracts with us through our regional pharmacy located in Miami, Florida. For the years 2001, 2000 and 1999, respectively, approximately 72%, 74% and 77% of our regional specialty pharmacy revenue and 22%, 27% and 25% of total pharmacy revenue, which is our total revenue excluding royalties, product sales and other, was related to this contract. As of December 31, 2001 and 2000, approximately 11% of total accounts receivable were due from Blue Cross and Blue Shield of Florida. Our contract with them is terminable by either party on 90 days' notice and, unless terminated, automatically renews each September for an additional one-year term. Effective April 2001, we agreed to price reductions under this contract. In September 2001, we signed a new agreement that expanded the number of potential Blue Cross and Blue Shield of Florida patients we can serve.

        During each of 2001 and 2000, approximately 15% of our revenue, excluding royalties, product sales and other, was reimbursable through governmental programs, such as Medicare and Medicaid. Approximately 17% and 19% of our accounts receivable at December 31, 2001 and 2000, respectively, was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations governing government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates may change. Option Care believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the government programs.

        Other than discussed above, Option Care's concentration of credit risk relating to trade accounts receivable is limited due to our diversity of patients and payors.

        (ii) Royalty fees are recognized based on the monthly gross cash receipts reported by Option Care's franchises for the applicable year. Franchise agreements provide for royalties on either 9% of gross receipts (subject to certain minimums and discounts), or on a sliding scale ranging from 9% to 3% depending on the levels of such receipts and other certain factors. Initial franchise fees are recognized when franchise training and substantially all other initial services have been provided.

        (iii) Product sales and other revenue consist primarily of software sales, monthly support fees related to software sales (post-contract technical support), and training fees billed by Management by Information, Inc., our wholly-owned subsidiary, to a variety of clients, primarily hospital-based or free-standing home infusion providers. Revenue is recognized in the period in which the sales occur or the services are provided. Revenue from software sales is recognized upon delivery of the software product if persuasive evidence of an arrangement exists, sufficient vendor-specific objective evidence exists to support allocating the total fee to all elements of the arrangement, the fee is fixed or determinable, and collection is probable. If there is not sufficient vendor-specific evidence, revenue is not recognized until all services have been provided. Support fees revenue is recognized ratably over the term of the related agreements. Revenue from training fees is recognized as services are performed.

        (iv) Specialty pharmacy revenue is reported at the estimated net realized amounts from third party payors and others for the pharmaceutical products provided to physicians, patients, and pharmacies. Most specialty pharmacy revenue and accounts receivable are reimbursed based upon predetermined fee schedules. Revenue is recognized upon shipment of goods to customers.

  (k) Cost of Revenue

        Cost of revenue consists of two components—cost of goods sold, and cost of services provided. Cost of goods sold consists of the actual cost of pharmaceuticals and other medical supplies provided. Cost of services provided consists of all other costs directly related to the production of revenue, such as shipping and handling, pharmacy and nursing wages and other related costs.

  (l) Net Income Per Common Share

        The reconciliation of net income per common share for the years ended December 31, 2001, 2000 and 1999 is as follows: (in thousands, except per share amounts)

	For the Year Ended December 31, 2001
	Income	Shares	Per Share
Basic income per share	$9,957	13,156	$0.76
Effect of dilutive securities	—	522	(0.03)

Diluted income per share	$9,957	13,678	$0.73

	For the Year Ended December 31, 2000
	Income	Shares	Per Share
Basic income per share	$7,455	12,135	$0.61
Effect of dilutive securities	—	353	(0.01)

Diluted income per share	$7,455	12,488	$0.60

	For the Year Ended December 31, 1999
	Income	Shares	Per Share
Basic income per share	$4,627	11,483	$0.40
Effect of dilutive securities	—	443	(0.01)

Diluted income per share	$4,627	11,926	$0.39

        The effect of dilutive securities is primarily from stock options.

  (m) Comprehensive Income

        Option Care has no significant components of comprehensive income other than net income.

  (n) Related Party Transactions

        Option Care engages in transactions with companies controlled by the Chairman of our Board of Directors. For the years ended December 31, 2001, 2000 and 1999, Option Care purchased health care consulting services of $178,000, $183,000 and $168,000, respectively, from a company for which the Chairman serves as president. In addition, Option Care previously sublet office space to a company for which the Chairman also serves as chairman of the board of directors. Total rental payments received from this company for the years ended December 31, 2000 and 1999 were $32,000 and $35,000, respectively.

  (o) Staff Accounting Bulletin No. 101

        Our revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101. The adoption of Staff Accounting Bulletin No. 101 resulted in no material impact to the Company's statement of financial position and results of operations.

2. Segment Reporting

        Option Care has realigned its internal management reporting into two distinct business segments: (i) local pharmacy, and (ii) regional specialty pharmacy. The local pharmacy segment revenue is derived primarily from the provision of home infusion and other home health care services by our company- owned locations. Additional local pharmacy revenue consists of royalties earned under our franchise agreements, and the sale and support of internally developed home infusion software. Regional specialty pharmacy revenue is derived from the preparation and delivery of injectable and other specialty pharmaceutical products to patients and physicians under managed care contracts. The most significant assets directly allocable to the regional specialty pharmacy segment consist of inventories and accounts receivable.

        Condensed segmental Statements of Income for the years 2001, 2000 and 1999 are presented below. Inter-segment sales are eliminated in consolidation (in thousands).

Year ended December 31, 2001

	Local Pharmacy	% of Total Net Sales	Regional Specialty Pharmacy	% of Total Net Sales	Total	% of Total Net Sales
Net sales to external customers	$162,557		$54,576		$217,133
Inter-segment net sales	—		—		—

Total net sales	162,557	100.0%	54,576	100.0%	217,133	100.0%
Total direct costs	95,917	59.0%	48,739	89.3%	144,656	66.6%
Gross profit	66,640	41.0%	5,837	10.7%	72,477	33.4%
Depreciation and amortization	3,624	1.9%	266	0.5%	3,890	1.6%
Operating income	14,283	8.8%	3,287	6.0%	17,570	8.1%
Total assets	$115,487		$9,775		$125,262

Year ended December 31, 2000

	Local Pharmacy	% of Total Net Sales	Regional Specialty Pharmacy	% of Total Net Sales	Total	% of Total Net Sales
Net sales to external customers	$102,231		$47,047		$149,278
Inter-segment net sales	—		(8,004)		(8,004)

Total net sales	102,231	100.0%	39,043	100.0%	141,274	100.0%
Total direct costs	54,076	52.9%	33,709	86.3%	87,785	62.1%
Gross profit	48,155	47.1%	5,334	13.7%	53,489	37.9%
Depreciation and amortization	2,763	2.1%	274	0.7%	3,037	1.7%
Operating income	10,389	10.2%	2,685	6.9%	13,074	9.3%
Total assets	$61,662		$5,163		$66,825

Year ended December 31, 1999

	Local Pharmacy	% of Total Net Sales	Regional Specialty Pharmacy	% of Total Net Sales	Total	% of Total Net Sales
Net sales to external customers	$90,522		$32,530		$(123,052
Inter-segment net sales	—		(2,603)		(2,603)

Total net sales	90,522	100.0%	29,927	100.0%	120,449	100.0%
Total direct costs	45,464	50.2%	25,290	84.5%	70,754	58.7%
Gross profit	45,058	49.8%	4,637	15.5%	49,695	41.3%
Depreciation and amortization	2,699	2.8%	69	0.2%	2,768	2.1%
Operating income	6,056	6.7%	3,228	10.8%	9,284	7.7%
Total assets	$52,247		$5,387		$57,634

3. Business Combinations

        Option Care completed nine separate asset acquisitions in 2001, providing us with entry into ten new markets and greatly expanded presence in three others. The new markets entered were Los Angeles, CA, Chicago, IL, Baltimore, MD, St. Louis, MO, Newark, NJ, Albuquerque, NM, Columbus, OH, San Antonio and El Paso, TX, and Seattle, WA and we expanded our presence in Tampa/St.Petersburg, Florida, and Dallas and Houston, Texas. On January 16, 2001, we purchased the assets and ongoing home infusion, home health nursing, and network management operations of our Columbus, Ohio franchise. Effective February 1, 2001, we entered the Los Angeles market by acquiring the assets of Professional Home Health Services, L.P., an independent provider of home infusion and home health nursing services based out of Thousand Oaks, California. On April 6, 2001, we purchased selected assets and the St. Louis home infusion operations of American Homepatient, Inc. On April 10, 2001, we expanded our coverage of the state of Florida by acquiring the assets of Park Infusion Services, L.P., which operated an independent home infusion business in St. Petersburg, Florida. Effective May 1, 2001, we entered the Chicago home infusion market by acquiring selected assets and the home infusion business of CM Healthcare Resources, Inc., a subsidiary of The Children's Memorial Medical Center, Inc. On June 12, 2001, Option Care acquired home infusion inventories and fixed assets from IVTX, Inc. d/b/a Express Scripts Infusion Services. This acquisition allowed us entry into the Baltimore, Maryland and Newark, New Jersey markets, and provided some incremental business to our existing operations in Philadelphia, Pennsylvania, St. Louis, Missouri, and Dallas and Houston, Texas. On June 29, 2001, we expanded our operations in Dallas, Texas by acquiring selected assets and the ongoing home infusion business of MedCare@Home, LLC. Then on November 29, 2001, we acquired the assets and ongoing home infusion and RT/DME (respiratory therapy and durable medical equipment) business of Healix Health Services, Inc. This acquisition increased our market share in Dallas and Houston, Texas, and provided us with new operations in El Paso and San Antonio, Texas and Albuquerque, New Mexico. Finally, effective December 1, 2001, Option Care acquired selected assets and the Seattle, Washington area home infusion operations of American Homepatient, Inc.

        The aggregate purchase price at closing for our 2001 acquisitions was $16.9 million, of which $16.4 million was paid in cash, and $500,000 is payable in approximately 31,000 shares of Option Care common stock. We also paid $700,000 in cash as additional consideration in 2001 on two of our current year acquisitions based on those offices' achievement of financial milestones, and another $300,000 in additional consideration on acquisitions completed in 2000, 1997, and 1996. In addition to the amounts actually paid in 2001, as of December 31, 2001 additional consideration of $2.3 million in cash was payable to former owners, and a maximum of another $600,000 in cash will be payable in 2002, 2003 and/or 2004 if certain financial targets are reached.

        The purchase method of accounting was used for all acquisitions, and $13.7 million in goodwill was recorded, of which $12.4 million related to offices acquired in 2001 and $1.3 million related to additional consideration on prior years' acquisitions. The accompanying consolidated financial statements include the results of operations of all acquired businesses from the effective date of acquisition.

        The unaudited pro-forma results of operations, affected by our 2001 and 2000 acquisitions as if they had occurred as of January 1, 1999, were as follows (in thousands, except per share data):

	2001	2000	1999
Net revenue	$260,437	$241,436	$213,157
Net income	11,405	8,560	5,945
Net income per diluted share	$0.83	$0.69	$0.50

4. Equipment and Other Fixed Assets

        Equipment and other fixed assets consists of (in thousands):

	2001	2000
Equipment	$14,166	$11,006
Capitalized computer software	1,306	613
Leasehold improvements	1,563	1,134

Equipment and other fixed assets	17,035	12,753
Less accumulated depreciation and amortization	9,705	8,571

Equipment and other fixed assets, net	$7,330	$4,182

        Amortization expense for capitalized software was $200,000 in each of 2001 and 2000.

5. Long-Term Debt

        Long-term debt consists of (in thousands):

	2001	2000
Revolving credit facility, due February, 2002	$—	$9,609
Term loans, due February 2002	—	3,000
Notes payable, secured by various assets, with maturities through 2009 at interest rates ranging from 8% to 10%	186	117
Capital lease obligations	432	58

	618	12,784
Less current portion	265	833

Long-term debt	$353	$11,951

        Maturities of long-term obligations are (in thousands):

Year Ending December 31,	Notes Payable	Capital Lease Obligations
2002	$34	$227
2003	35	173
2004	38	55
2005	21	—
2006 and beyond	58	—

	$186	455

Less amounts representing interest		23

Present value of net minimum lease payments		$432

        On February 5, 1999, Option Care entered into a $25 million Loan and Security Agreement with Banc of America Commercial Finance Corporation. This agreement provided for borrowing up to $25 million on revolving loans. On June 30, 2000, the agreement was amended and restated to increase the total facility to $40 million, consisting of $25 million available on revolving loans, plus $15 million available under term loans. The purpose of the amendment was to allow Option Care the available capital to acquire selected franchises and other healthcare companies upon approval by the lenders and by our Board of Directors. Under the revised agreement, Option Care was allowed to enter into term loans from June 30, 2000 through June 30, 2001. Repayments under these term loans were to be made on a four-year amortization schedule, with the first payment due July 1, 2001. On April 13, 2001, GE Capital Commercial Finance, Inc. became the Agent on this facility, replacing Banc of America Commercial Finance Corporation in this role. Upon completion of an underwritten public stock offering in October 2001, Option Care paid off the remaining balances due on our term loans and revolving loans. The Loan and Security Agreement with GE Capital Commercial Finance, Inc. expired in February 2002 (see Note 12).

        Option Care leases certain computer equipment, medical equipment, and automobiles under long-term lease agreements. Most of these agreements have a term of 36 months and are classified as capital leases. The net book values of the computer equipment, medical equipment, and automobiles under capital leases were $452,000 and $58,000 as of December 31, 2001 and 2000, respectively.

6. Provision for Income Taxes

        The income tax provision (benefit) consisted of the following (in thousands):

	Current	Deferred	Total
2001:
Federal	$4,551	$1,066	$5,617
State	536	125	661

	$5,087	$1,191	$6,278

2000:
Federal	$4,296	$(184)	$4,112
State	369	(16)	353

	$4,665	$(200)	$4,465

1999:
Federal	$3,286	$(467)	$2,819
State	363	(53)	310

	$3,649	$(520)	$3,129

        A reconciliation between the income tax expense recognized in Option Care's Consolidated Statement of Income and the income tax expense computed by applying the U.S. Federal corporate income tax rate of 35% for each of 2001, 2000 and 1999, respectively, to income before income taxes follows (in thousands):

	2001	2000	1999
Computed "expected" tax expense	$5,682	$4,172	$2,715
Increase (decrease) in income taxes resulting from:
Amortization of goodwill	54	54	55
State income taxes, net of federal income tax benefit	661	349	310
Other, net	(119)	(110)	49

Total provision	$6,278	$4,465	$3,129

        Deferred income tax assets and (liabilities) at December 31, 2001 and 2000 include (in thousands):

	2001		2000
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Allowance for doubtful accounts	$2,190	$—	$2,032	$—
Allowance for notes receivable	3	—	120	—
Accrued expenses	109	—	200	—
Severance accrual	69	—	107	—
Accrued wages and benefits	235	—	250	—
Insurance claims payable	230	—	155	—
Accrued legal fees	94	—	272	—
Other, net	108	—	172	—

Total deferred tax assets	3,038	—	3,308	—
Deferred tax liabilities:
Tax over book depreciation	—	(253)	—	120
Internally developed software	—	—	—	(85)
Intangible assets	—	(1,501)	—	(623)
Other, net	—	(100)	—	(345)

Total deferred tax liabilities	—	(1,854)	—	(933)

Net deferred income tax asset (liability)	$3,038	$(1,854)	$3,308	$(933)

        Option Care believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

7. Stock Incentive Plan

        Option Care's Amended and Restated Incentive Plan (1997) was originally adopted by the Board and approved by the shareholders on September 11, 1991 and amended on February 21, 1997 and again on May 12, 2000 (the "Incentive Plan"). The Incentive Plan provides for the award of cash, stock, and stock unit bonuses, and the grant of stock options and stock appreciation rights ("SARs"), to officers and employees of Option Care and its subsidiaries and other persons who provide services to Option Care on a regular basis. The stockholders and our Board of Directors have reserved 3,500,000 shares for the granting of options under the Incentive Plan, of which 621,642 were still available to be granted as of December 31, 2001. All options under the Incentive Plan must be exercised within ten years after the grant date. As of December 31, 2001, no cash, stock, stock unit bonuses or SARs have been granted pursuant to the Incentive Plan.

        The following schedule details the changes in options granted under the Incentive Plan for the three years ending December 31, 2001:

	2001		2000		1999
Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,314,253	$3.63	1,262,276	$1.73	1,424,840	$1.95
Granted	1,160,660	13.85	566,250	6.22	101,500	3.24
Exercised	(203,337)	2.10	(212,937)	0.81	(1,500)	0.75
Terminated	(128,738)	8.95	(301,336)	2.39	(262,564)	3.53

Outstanding at end of year	2,142,838	9.01	1,314,253	3.63	1,262,276	1.73

Options exercisable at year-end	648,344		540,651		510,746

Weighted average fair value of options granted during the year	$13.85		$6.14		$3.24

        The following table summarizes information about the Incentive Plan and options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable at 12/31/01	Weighted-Avg. Exercise Price
$0.75 to $1.00	311,650	6.4 years	$0.77	240,786	$0.77
$2.25 to $4.38	305,723	4.1 years	$3.77	280,096	$3.80
$5.00 to $7.50	619,915	8.7 years	$6.51	127,462	$6.19
$12.89 to $17.15	905,550	9.6 years	$15.32	—	—

$0.75 to $17.15	2,142,838			648,344

        Option Care applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans.

        Had compensation cost for Option Care's stock-based compensation plan been determined based on FASB Statement No. 123, Option Care's net income and income per common share in 2001, 2000 and 1999 on a pro-forma basis would have been (in thousands, except per share amounts):

	2001	2000	1999
Net income:
as reported	$9,957	$7,455	$4,627
pro forma	$9,097	$7,313	$4,533
Net income per common share—basic:
as reported	$0.76	$0.61	$0.40
pro forma	$0.69	$0.60	$0.39
Net income per common share—diluted:
as reported	$0.73	$0.60	$0.39
pro forma	$0.67	$0.59	$0.38

        The fair value of options granted under Option Care's stock option plan during 2001, 2000 and 1999 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield; expected volatility of 69% for 2001, 67% for 2000, and 74% for 1999; risk free interest rates of 4.33% for 2001, 5.00% for 2000, and 5.00% for 1999; and expected lives of 5 years for each grant year. The weighted average per share fair values of options granted in 2001, 2000 and 1999 were $8.35, $3.74 and $2.62, respectively.

8. Employee Benefit Programs

  (a) 401(k) Plan

        Option Care has a defined contribution plan under which Option Care may make matching contributions based on employee elective deferrals. The match, if any, is determined at discretion by the Board of Directors of Option Care, and is set annually prior to the start of each plan year. The plan is intended to qualify as a deferred profit sharing plan under Section 401(k) of the Internal Revenue Code of 1986. Contributions are invested at the direction of the employee into one or more funds. All full-time, part-time, per visit and per diem employees who have attained the age of 21 with ninety days' continuous service are eligible for participation in the plan. Employees who are eligible to participate in our Deferred Compensation Plan have their maximum contribution to the 401(k) Plan capped at 3%. The amount of expense recognized in 2001, 2000 and 1999 related to this plan totaled $589,000, $407,000 and $322,000, respectively. In each of these years, Option Care elected to match 100% of the first 3% contributed by each employee, and has determined to do so again in 2002.

  (b) Employee Stock Purchase Plan

        The 1996 Employee Stock Purchase Plan, (ESPP) which expired on December 31, 2000, permitted eligible employees, per the ESPP, the ability to acquire shares of Option Care's stock through payroll deductions, up to a maximum of $21,250, or 15% of eligible wages. Employees could enroll in the ESPP once a year, in December of the prior year for participation in the next year. Employees were allowed to stop their participation at any time during the year, but could not re-enroll until the following year. In addition, enrolled employees could increase or decrease their participation percentage in June, effective July 1 of that year.

        A new 2001 Employee Stock Purchase Plan was approved by the stockholders and the Board of Directors in May 2000. The 2001 plan provides for two distinct offering enrollment periods. The first enrollment period allows eligible employees to enroll in December to participate effective January 1st of the plan year. The second enrollment, for employees who were not eligible or chose not to enroll in the first enrollment period, allows employees to enroll in June to participate effective July 1st. However, shares are purchased once per plan year, in January of the following year, and an employee may not re-enroll after stopping participation in the current plan year. The share price will be at a 15% discount from the lower of the closing price, as listed on the Nasdaq National Market, on the beginning and ending dates of the applicable enrollment period as defined in the plan.

        Under each plan, shares are to be issued by February 1st of the following year from unissued shares. In February 2002, 120,883 shares were issued for the 2001 plan year. In February 2001, 124,901 shares were issued for the 2000 plan year.

  (c) Deferred compensation plan

        Effective January 1, 2001, Option Care implemented a Deferred Compensation Plan (DCP) for employees meeting the following criteria: classified as Area Vice President or higher, and met the IRS definition of highly compensated (annual salary of $85,000 or more). The DCP allows such employees to contribute up to 25% of base salary and 100% of bonuses into the plan. Enrollment is annual. Participating employees can stop their contribution to the plan at any time during the plan year, but cannot re-start contributing or change their percentage contribution until the next plan year. Option Care maintains a Rabbi Trust, funded with company owned life insurance, to ensure distribution of participant account balances should a change in control or termination of the DCP occur. Each employee's return on contributed dollars is based on their selection from a menu of mutual funds. Should an employee retire, they may have their account balance distributed in annuity installments. Upon separation of employment, Option Care will distribute the participant's DCP account, less all applicable federal and state income taxes.

        Employee contributions to the DCP in 2001 were not significant, and the value of the participants' DCP accounts approximated the surrender value of the underlying company owned life insurance.

9. Commitments and Contingencies

        Two of our asset purchase agreements, one signed in 2001 and one signed in 2000, obligate us to pay additional consideration based on the subsequent performance of the acquired offices. Our maximum future obligation for amounts not yet determinable is $600,000, all of which would be payable in cash in 2002 and/or 2003.

        Certain management employees of Option Care have agreements that provide for the payment of salary and benefits through a specific time frame. The agreements can only be terminated early for cause, as defined in the agreements. These agreements are not renewable and Option Care currently has no plans in extending the agreements currently in place.

        Option Care is subject to claims and legal actions that may arise in the ordinary course of business. However, Option Care maintains insurance to protect against such claims or legal actions. Option Care is not aware of any litigation either pending or filed that might have a potential material impact on our financial position and results of operations.

        Option Care leases office space and other equipment under leases that are classified as operating leases. Operating lease expense was $4.4 million, $3.3 million and $3.4 million for 2001, 2000 and 1999, respectively. The future minimum lease payments for our facility and other operating leases with initial or non-cancelable lease terms in excess of one year are as follows (in thousands):

Year ending December 31,	Facility Leases*	Other Leases	Total
2002	$3,346	$167	$3,513
2003	2,639	117	2,756
2004	2,125	82	2,207
2005	1,485	69	1,554
2006 and beyond	6,254	4	6,258

	$15,849	$439	$16,288

*
The facility leases repayment schedule above includes payments due on new leases signed and/or assumed in the first quarter of 2002, including the lease for our new executive offices in Buffalo Grove, Illinois.

10. Supplemental Cash Flow Information

(in thousands)	2001	2000	1999
Interest and taxes paid:
Interest paid	$1,461	$978	$996

Income taxes paid	4,539	4,465	2,422

Non-cash investing and financing activities:
Stock issued for 1996 and 1997 franchise acquisitions	—	1,519	729

Additions to obligation under capital leases(a)	$443	$61	$—

(a)
The additional capital lease obligations in 2001 and 2000 were related to lease obligations assumed under the asset acquisition agreements completed in those years. No other new capital leases were signed in 2001 or 2000.

11. New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives related to acquisitions prior to June 30, 2001 will not be amortized but will be subject to annual impairment tests in accordance with the Statements, and effective January 1, 2002, goodwill and intangible assets deemed to have indefinite lives, related to acquisitions subsequent to June 30, 2001, will not be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

        If we adopted the non-amortization provisions of SFAS No. 142, effective January 1, 2001, our net income for 2001 would have been higher by $700,000 ($0.05 per share). During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets in existence as of January 1, 2002. We cannot yet determined what the effect of these tests would be on 2002 earnings and our financial position. However, the effect of the non-amortization provision of SFAS No. 142 alone, not including any potential effect of future goodwill impairment tests, will be to increase 2002 net income by approximately $900,000 ($0.06 per share).

12. Subsequent Events

        On March 21, 2002, the Board of Directors approved a five-for-four stock split for stockholders of record on April 10, 2002. The stock split will be effective May 1, 2002. The accompanying consolidated financial statements are presented on a pre-split basis. In addition, the Board of Directors approved increases in the number of authorized shares of common stock, from 30,000,000 to 60,000,000, and preferred shares, from 5,000,000 to 10,000,000, pending stockholder approval. Also, the Board of Directors approved to increase the number of shares authorized for grants under the 2000 Stock Incentive Plan by approximately 1,000,000 shares pending stockholder approval.

        On March 29, 2002, Option Care entered into a $60 million revolving Credit and Security Agreement with J.P. Morgan Business Credit Corporation, which will serve as Advisor, J.P. Morgan Chase Bank, which will serve as Administrator, Collateral Agent and Arranger, and LaSalle Bank, National Association, which will serve as Co-Agent. The facility requires us to meet certain financial covenants. Option Care paid a facility fee of approximately $400,000 upon signing the agreement. The agreement provides for a commitment fee, calculated and paid quarterly on a sliding scale from 0.45% to 0.25%, based on the average daily unused portion of the facility. For a fee, Option Care may secure up to $5 million in letters of credit. Such letters of credit would reduce our borrowings under the facility, dollar for dollar. Depending on our level of borrowing under the agreement, Option Care may select interest rates ranging from the Eurodollar Rate plus 2% to 2.75%, or the bank's reference rate plus 0% to 0.75%. The agreement expires on March 29, 2005.

        Availability under the facility is related to various percentages of Option Care's net outstanding accounts receivable and inventory balances, less certain capped and ineligible amounts as defined in the agreement. Overall borrowings under the agreement will be limited to the lesser of the remaining availability under the agreement and the total allowable collateral borrowing base. The facility is secured by substantially all of Option Care's assets.

        In addition to customary events of default, the facility provides that a change in control of our company would give rise to an event of default.

Option Care, Inc. and Subsidiaries
Schedule II Valuation and Qualifying Accounts
Years Ended December 31, 2001, 2000 and 1999
(in thousands)

Allowance for Doubtful Accounts:

Year Ended	Balance Beginning of Period	Charged to Expense	(A) Deductions	Balance End of Period
December 31, 2001	$5,092	$3,989	$(3,501)	$5,580
December 31, 2000	4,113	2,350	(1,371)	5,092
December 31, 1999	$3,576	$2,970	$(2,433)	$4,113

Allowance for Uncollectible Notes Receivable—Current and Long Term:

Year Ended	Balance Beginning of Period	Charged to Expense	(A) Deductions	Balance End of Period
December 31, 2001	$305	$(140)	$(98)	$67
December 31, 2000	358	(53)	—	305
December 31, 1999	$29	$329	$—	$358

  (A)
  Represents accounts written off in current year, less collections on prior years' write-offs.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission by April 12, 2002.

Item 11. EXECUTIVE COMPENSATION

        Incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission by April 12, 2002.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission by April 12, 2002.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission by April 12, 2002.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)	(1)	The Consolidated Financial Statements of Option Care and its subsidiaries and independent auditors' reports thereon are included on pages 28 through 49 of this Annual Report on Form 10-K:
  (2)
  Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts	49

        All other Schedules are omitted because the required information is not applicable or information is presented in the Consolidated Financial Statements or related notes.

  (3)
  See Exhibit Index

(b)
Reports on Form 8-K

    On January 18, 2002, we filed a Form 8-K concerning the resignation of Carla M. Pondel as Chief Financial Officer and the appointment of Paul Mastrapa to replace her in this role.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTION CARE, INC.
By:	/s/ RAJAT RAI Rajat Rai President, Chief Executive Officer and Director
Date: April 1, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RAJAT RAI Rajat Rai	President, Chief Executive Officer and Director	April 1, 2002
/s/ PAUL MASTRAPA Paul Mastrapa	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	April 1, 2002
/s/ JAMES G. ANDRESS James G. Andress	Director	April 1, 2002
/s/ LEO HENIKOFF Leo Henikoff	Director	April 1, 2002
/s/ JAMES M. HUSSEY James M. Hussey	Director	April 1, 2002
/s/ JOHN N. KAPOOR John N. Kapoor	Chairman of the Board	April 1, 2002
/s/ JEROME F. SHELDON Jerome F. Sheldon	Director	April 1, 2002

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
10.28	Amendment to Participation Agreement between Health Options, Inc. and Option Care, Inc. dated as of April 1, 2001. **
10.29	Deferred Compensation Plan for certain Executives, effective as of January 1, 2001. **
10.30	Amended and Restated Pledge Agreement dated as of June 30, 2000 between Option Care Enterprises, Inc. and Bank of America. **
10.31	Amended and Restated Trademark Security Agreement dated as of June 30, 2000 between Option Care Enterprises, Inc. and Bank of America. **
21	Subsidiaries of the Registrant. Filed as Exhibit 21 to Option Care's 2000 Annual Report on Form 10-K/A filed October 10, 2001 and incorporated by reference herein.
23	Consent of Ernst & Young LLP
99	Option Care Risk Factors

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

QuickLinks

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