Form 10-Q
period 2002-03-31
OPTION CARE INC/DE
filed 2002-05-15
CIK 884064

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2002

Commission file number 000-19878

OPTION CARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3791193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Corporate North, Suite 212
Bannockburn, Illinois	60015
(Address of principal executive office)	(zip code)

(847) 615-1690
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Issued and Outstanding as of May 1, 2002

Common Stock - $0.01 par value	20,484,359

INDEX

OPTION CARE, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2002	December 31, 2001
		(Note 1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,250	$8,511
Accounts receivable, net	62,284	56,341
Inventory	7,501	6,388
Deferred tax asset	3,038	3,038
Other current assets	3,818	3,421

Total current assets	79,891	77,699
Investments	195	—
Equipment and other fixed assets, net	7,597	7,330
Goodwill, net	39,418	38,384
Intangible assets, net	1,816	1,555
Other assets	361	294

Total assets	$129,278	$125,262

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	254	265
Trade accounts payable	12,505	11,117
Other current liabilities	6,282	9,960

Total current liabilities	19,041	21,342
Long-term debt, less current portion	276	353
Other liabilities	2,571	2,333
Minority interest	485	468

Total liabilities	22,373	24,496

Stockholders’ equity:
Common stock, $.01 par value per share, 30,000,000 shares Authorized, 20,455,320 and 20,046,480 shares issued and outstanding at March 31, 2002 and December 31, 2001	205	200
Common stock to be issued, 118,841 and 191,296 shares at March 31, 2002 and December 31, 2001	992	1,270
Other stockholders’ equity	105,708	99,296

Total stockholders’ equity	106,905	100,766

Total liabilities and stockholders’ equity	$129,278	$125,262

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001

Revenue	$72,707	$45,905
Cost of revenue	50,044	30,289

Gross profit	22,663	15,616
Selling, general and administrative expenses	15,445	11,020
Provision for doubtful accounts	1,500	564
Amortization of goodwill	0	224

Total operating expenses	16,945	11,808

Operating income	5,718	3,808
Interest income (expense), net	16	(341)
Other income (expense), net	(33)	9

Income before income taxes	5,701	3,476
Income tax provision	2,239	1,346

Net Income	$3,462	$2,130

Net income per common share:
Basic earnings per share	$0.17	$0.14

Diluted earnings per share	$0.16	$0.13

Shares used in computing net income per share:
Basic	20,428	15,295
Diluted	21,004	15,778

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2002	2001

Cash flows from operating activities:
Net income	$3,462	$2,130
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	915	875
Provision for doubtful accounts	1,500	564
Other	1,143	123
Changes in assets and liabilities:
Accounts receivable	(7,443)	(6,219)
Inventory	(777)	(560)
Accounts payable	(727)	(1,442)
Change in other current assets and current liabilities	295	(760)

Net cash used by operating activities	(1,632)	(5,289)

Cash flows from investing activities:
Purchases of equipment and other, net	(922)	(512)
Additions to other assets, net	(660)	(13)
Payments for acquisitions, net of cash acquired	(3,068)	(1,867)

Net cash used in investing activities	(4,650)	(2,392)

Cash flows from financing activities:
Increase in cash overdraft	—	1,519
Net borrowing on credit agreements	—	5,835
Payments on capital leases and other debt	(88)	(6)
Proceeds from issuance of stock	1,109	333

Net cash provided by financing activities	1,021	7,681

Net decrease in cash and cash equivalents	(5,261)	—
Cash and cash equivalents, beginning of period	8,511	—
Cash and cash equivalents, end of period	$3,250	$—

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2002

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Option Care’s Report on Form 10-K for the year ended December 31, 2001.

Effective January 1, 2002, Option Care is operating in and reporting one segment.  Since there is no longer a clear distinction between the operations of our local pharmacies and our regional specialty pharmacies, Option Care's chief decision-makers no longer use separate financial information by segment to make decisions. Our operations are reflected as one segment and all prior period information contained in this Form 10-Q has been reclassified accordingly.

2.    Reclassifications

Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.

3.    Long-Term Debt

On March 29, 2002, we entered into a $60 million revolving Credit and Security Agreement with J.P. Morgan Business Credit Corporation which will serve as Adviser, J.P. Morgan Chase Bank, which will serve as Administrator, Collateral Agent and Arranger, and LaSalle Bank, National Association, which will serve as Co-Agent.  The facility requires us to meet certain financial covenants.  Option Care paid a facility fee of approximately $400,000 upon signing the agreement.  The agreement provides for a commitment fee, calculated and paid quarterly on a sliding scale from 0.45% to 0.25%, based on the average daily unused portion of the facility.  For a fee, Option Care may secure up to $5 million in letters of credit.  Depending on our level of borrowing under the agreement, Option Care may select interest rates ranging from the Eurodollar Rate plus 2% to 2.75%, or the bank’s reference rate plus 0% to 0.75%.  The agreement expires on March 29, 2005.

Availability under the Credit and Security Agreement is related to various percentages of Option Care’s outstanding accounts receivable and inventory balances, less certain capped and ineligible amounts, as defined in the agreement.  Overall borrowings under the agreement will be limited to the lesser of the remaining availability under the agreement and the total allowable collateral borrowing base.  The facility is secured by substantially all company assets.

In addition to customary events of default, the facility provides that a change in control of our company would give rise to an event of default.

As of March 31, 2002, we had not yet borrowed against the new credit facility.

4.    Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.  Share and per share amounts reflect the pro forma effects of the 5-for-4 stock split for stockholders of record as of April 10, 2002.

(in thousands, except per share amounts)

	Three months ended March 31,
	2002	2001

Basic:
Net income	$3,462	$2,130

Average shares outstanding	20,428	15,295

Basic earnings per share	$0.17	$0.14

Diluted:
Net income	$3,462	$2,130

Average shares outstanding	20,428	15,295
Net effect of dilutive stock options – Based on the treasury stock method	576	483

Total diluted shares	21,004	15,778

Diluted earnings per share	$0.16	$0.13

5.    Operating Segments

Effective January 1, 2002, Option Care is operating in and reporting one segment. Previously, Option Care had identified two distinct operating segments: the local pharmacy division and the regional specialty pharmacy division. Since there is no longer a clear distinction between the operations of our local pharmacies and our regional specialty pharmacies, Option Care's chief decision-makers no longer use separate financial information by segment to make decisions. Our operations are reflected as one segment and all prior period information contained in this Form 10-Q has been reclassified accordingly.

6.    Significant Customer

We generate revenue from managed care contracts and other agreements with commercial third party payors.  Our principal managed care contract is with Blue Cross and Blue Shield of Florida which contracts with us through our company-owned pharmacy located in Miami, Florida.  Approximately 20% and 22% of our total revenue for the quarters ended March 31, 2002 and March 31, 2001, respectively, was related to this contract.  As of March 31, 2002 and December 31, 2001, approximately 11% of our accounts receivable was due from Blue Cross and Blue Shield of Florida.  As of April 1, 2001, we agreed to price reductions under this contract.  In September 2001, we signed a new agreement that expands our relationship by increasing the patient lives covered by the agreement.  The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term.

Option Care also generates revenue from government programs such as Medicare and Medicaid.  Approximately 17% and 16% of our total revenue for the quarters ended March 31, 2002 and March 31, 2001, respectively, was related to these government programs.  Approximately 19% and 17% of our total accounts receivable as of March 31, 2002 and December 31, 2001, respectively, was due from these government programs.

7.    Acquisitions

On March 19, 2002, Option Care acquired certain assets related to the home infusion operations of American Homepatient, Inc. in the Providence, Rhode Island metropolitan area.  This acquisition provides us with entrance into a new market and helps Option Care achieve the goal of expanding our overall presence in the Northeast.

The acquisition was accounted for as a purchase, and accordingly, acquired assets were recorded at their estimated fair values at March 19, 2002. The purchase price was $1.3 million, paid in cash at closing.  Of this purchase price, approximately $900,000 was allocated to goodwill and other intangible assets, $300,000 was allocated to inventories and the remaining $100,000 was allocated to fixed and other assets.  Accounts receivable were not acquired.

Our unaudited pro forma results of operations, presented as if the acquisitions we completed between January 1, 2001 and March 31, 2002 had occurred as of January 1, 2001, were as follows:

	Three Months Ended March 31,
	2002	2001
	(in thousands, except per share amounts)
Revenue	$73,611	$69,664

Net income	$3,578	$3,042

Net income per diluted share	$0.17	$0.19

Shares used in computing net income per diluted share	21,004	15,778

8.    New Accounting Pronouncements

Option Care adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.  This resulted in a $300,000 increase to net income in the first quarter of 2002 and is expected to increase full-year net income by approximately  $1.1 million.  We have not yet determined the financial impact that the impairment provisions of SFAS No. 142 may have on our consolidated financial statements.

The following table provides comparative net income and net income per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

	Three Months Ended March 31,
	2002	2001
	(in thousands, except per share amounts)
Reported net income	$3,462	$2,130
Goodwill amortization, net of tax	—	154
Adjusted net income	$3,462	$2,284

Basic income per share:
Reported basic net income per share	$0.17	$0.14
Goodwill amortization, net of tax	—	0.01
Adjusted basic net income per share	$0.17	$0.15

Diluted income per share:
Reported diluted net income per share	$0.16	$0.13
Goodwill amortization, net of tax	—	0.01
Adjusted diluted net income per share	$0.16	$0.14

9.    Subsequent Events

For stockholders of record on April 10, 2002, Option Care completed a five-for-four split of our common stock.  As of May 2, 2002, our stock began trading at post-split prices on the Nasdaq National Market.  All financial statements and schedules included in this Quarterly Report on Form 10-Q reflect the effects of this stock split.

On April 16, 2002, Option Care acquired certain assets of the home infusion business operated by The Mount Sinai Hospital in New York, New York.  The purchase price was $1.5 million, paid in cash at closing.

On May 6, 2002, Option Care acquired 60% of the outstanding common stock of Infusion Specialties, Inc., a provider of hemophilia and other specialty pharmacy drugs and services located in Houston, Texas.  The purchase price for this acquisition was approximately $1.9 million, paid in cash at closing.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures and the effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us, or on our behalf. These risks and uncertainties include, but are not limited to, uncertainties affecting our businesses and our franchisees relating to acquisitions and divestitures (including continuing obligations with respect to completed transactions), sales and renewals of franchises, government and regulatory policies (including federal, state and local efforts to reform the delivery of and payment for healthcare services), general economic conditions (including economic conditions affecting the healthcare industry in particular), the pricing and availability of equipment and services, technological developments and changes in the competitive environment in which we operate.

OVERVIEW

We provide infusion and specialty pharmacy services to patients on behalf of managed care organizations and other third party payors.  We contract with payors to provide infusion therapy, specialty pharmaceuticals and other related healthcare services to patients at home or at other alternate-site settings, such as physicians’ offices.  As of March 31, 2002, our infusion pharmacy and related services are provided locally through our nationwide network of 129 owned and franchised pharmacy locations, operating under the name Option Care®.  Three of these pharmacies also function as regional distribution hubs for specialty pharmaceuticals, and operate under the name OptionMed™.

Effective January 1, 2002, Option Care is operating in and reporting one segment with three service lines:  infusion pharmacy and related services; specialty pharmacy services; and other.  The following table presents quarterly revenue generated from our three service lines for the year 2001 (in thousands):

	2001
	Q1	Q2	Q3	Q4
Revenue:
Infusion pharmacy and related services	$21,679	$26,061	$29,483	$30,587
Specialty pharmacy services	21,307	21,091	23,786	31,982
Other	2,919	2,751	2,824	2,663
Total revenue	$45,905	$49,903	$56,093	$65,232

The following table presents quarterly gross profit margins for 2001 for each of our three service lines:

	2001
	Q1	Q2	Q3	Q4
Gross profit margin:
Infusion pharmacy and related services	41.1%	43.6%	40.6%	41.0%
Specialty pharmacy services	18.0	15.6	17.1	17.7
Other	97.7	97.4	97.2	96.8
Overall gross profit margin	34.0%	34.8%	33.4%	31.8%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and their related disclosures.  On an ongoing basis, Option Care evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable.  Actual results may vary from these estimates under different assumptions or conditions.  We periodically review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to our financial condition and results of operations, as well as our current business environment.  Option Care management believes that of our significant accounting policies, the following policies involve a higher degree of judgment and/or complexity.

Revenue recognition

Our revenue is primarily derived from the sale of infusible and injectible pharmaceuticals and provision of related nursing services to patients at alternate-site settings.  Most of this revenue is billed under managed care or other contracts, while virtually all of the remainder is billed to government programs, such as Medicare and Medicaid. Billed and unbilled revenue is recorded net of contractual adjustments based on our interpretation of the terms of each managed care contract or government contract/pricing schedule. The accuracy of our recorded net revenue is subject to the accuracy of payor information on file for each patient, and is also subject to our correct interpretation of each underlying contract with respect to reimbursement rates for the drugs and services we provided. If we subsequently discover errors in either payor information or interpretation of the reimbursement rates of our contracts, we adjust revenue in the period that such errors are discovered. Such adjustments may have a positive or negative impact on the revenues and results of operations reported for those subsequent periods.

Accounts receivables

Option Care records all of our accounts receivables net of allowance for bad debts.  These allowances are estimated based on several factors, such as our past accounts receivable collection history, evaluation of the age of the accounts receivable at the end of each period, and detailed analysis of the expected collectibility of amounts receivable from each significant payor based on a number of factors. In certain circumstances, our accounts receivable may also be subject to retroactive adjustments by payors. Although we believe that our estimation of the net value of our accounts receivable is reasonable, actual collections may differ from our estimates of collectibility, affecting our future financial condition and results of operations.

Goodwill and other intangible assets

We record goodwill from our acquisitions equal to the excess of the total cost of the acquisitions over the net book value of all identified tangible and intangible assets acquired. Beginning in 2002, in accordance with Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets (SFAS No. 141 and SFAS No. 142), goodwill is not to be amortized but is to be evaluated periodically for impairment. Option Care will perform annual impairment tests of our goodwill and intangible assets, based on the guidelines in those statements. As of December 31, 2001, no impairment of our goodwill and intangible assets was identified. If market conditions and/or the performance of our acquired businesses change in future periods, we may be required to record impairment charges.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

The following table shows revenue for each of our three service lines: infusion pharmacy and related services; specialty pharmacy services; and other revenue:

	Three months ended March 31,
	2002		2001
	Amounts	% of	Amounts	% of
	(in thousands)	total	(in thousands)	total

Revenue:
Infusion pharmacy and related services	$29,521	40.6%	$21,679	47.2%
Specialty pharmacy services	40,549	55.8	21,307	46.4
Other	2,637	3.6	2,919	6.4
Total revenue	$72,707	100.0%	$45,905	100.0%

Revenue for the quarter ended March 31, 2002 increased to $72.7 million, which is $26.8 million, or 58.4%, higher than the $45.9 million generated during the first quarter of 2001.

Revenue from infusion pharmacy and related services increased by $7.8 million, from $21.7 million in the first quarter of 2001 to $29.5 million in the first quarter of 2002, accounting for 29.3% of the total revenue increase.  This increase was primarily from sales by new offices acquired over the last five quarters.

Of the $26.8 million increase in revenue, $19.2 million, or 71.8%, related to increases in the sale of specialty pharmaceuticals. The majority of our company-owned pharmacies generated increased specialty pharmaceutical revenue, particularly our Florida pharmacies.  In September 2001, we signed a new contract with Blue Cross and Blue Shield of Florida that expanded our relationship statewide as their exclusive provider of specialty pharmaceuticals.  Another factor responsible for our growth in specialty pharmacy services revenue was increased marketing of specialty drugs such as Synagis, a seasonal drug for the treatment of Respiratory Synctial Virus (RSV).  Synagis revenue increased approximately 80% in the first quarter of 2002 compared to the corresponding quarter in the prior year.  Specialty pharmacy services revenue from businesses acquired over the past five quarters accounted for approximately 28% of the total increase in specialty pharmacy services revenue.

The following table shows gross profit for each of our three service lines: infusion pharmacy and related services; specialty pharmacy services; and other revenue:

	Three months ended March 31
	2002		2001
	Amounts (in thousands)	% of revenue	Amounts (in thousands)	% of revenue
Gross profit:
Infusion pharmacy and related services	$13,090	44.3%	$8,918	41.1%
Specialty pharmacy services	6,958	17.2	3,845	18.0
Other	2,615	99.2	2,853	97.7
Total gross profit	$22,663	31.2%	$15,616	34.0%

Cost of revenue increased by $19.8 million over the corresponding quarter of the prior year. This increase is attributable to the $26.8 million increase in revenue over the same period.  The gross profit margin for the first quarter of 2002 was 31.2%, which represents a decline of 2.8% from the 34.0% gross profit margin in the corresponding quarter last year.  The primary reason for this decrease in margin was the increase in sales of specialty pharmaceuticals, which are higher cost, lower margin drugs than traditional infusion drugs. The gross profit margin on specialty pharmaceuticals dropped by 0.8%, from 18.0% in the first quarter of 2001 to 17.2% in the first quarter of 2002. The primary cause of this decline was a 3.1% drop in the specialty pharmacy services profit margin of our Florida pharmacies.  Effective April 1, 2001, we agreed to reduced pricing under our primary managed care contract with Blue Cross and Blue Shield of Florida, which reduced the gross profit margins of our Florida pharmacies. Though our margins were negatively affected by the pricing change, increases in sales volume under this agreement more than offset the reduction in margin. The gross profit margin on infusion pharmacy and related services improved by 3.2%, from approximately 41.1% in the first quarter of 2001 to 44.3% in the first quarter of 2002.  An increase in respiratory therapy and durable medical equipment (RT/DME) revenue accounted for 1.0% of the increase.  Changes in product mix within the infusion business accounted for the remainder of the margin improvement.

Selling, general and administrative expenses were $15.4 million for the quarter ended March 31, 2002.  This represents an increase of $4.4 million, or 40.2%, over the quarter ended March 31, 2001.  This increase is primarily attributable to the acquisitions we made over the past five quarters, which have added additional fixed costs to our business.  Despite the dollar increase quarter over prior year quarter, selling, general and administrative expenses declined as a percentage of revenue from 24.0% for the first quarter of 2001 to 21.2% for the first quarter of 2002. The decline in percentage was primarily related to our increase in sales of specialty pharmaceuticals by our local pharmacies. Selling, general and administrative expenses related to such sales are minimal.

The provision for doubtful accounts increased by approximately $900,000, or 166.0%, to $1.5 million in the first quarter of 2002 over the corresponding quarter of the prior year.  As a percentage of revenue, the provision for doubtful accounts increased from 1.2% in the first quarter of 2001 to 2.1% in the first quarter of 2002.  This increase was primarily due to the acquisitions completed over the past five quarters.  We recognize a higher bad debt provision for our acquired offices during their integration period.

In compliance with the new accounting standards presented in SFAS No.142, Goodwill and Other Intangible Assets, Option Care did not amortize goodwill in the first quarter of 2002.  Goodwill amortization expense for the first quarter of 2001 was $224,000.  Had we adopted the non-amortization provisions of SFAS No. 142 as of the beginning of 2001, our net income for that period would have been higher by $154,000.

Interest income for the first quarter of 2002 was $16,000. By contrast, we had interest expense in the first quarter of 2001 of $341,000.  This interest expense in 2001 was primarily related to borrowings on our credit facility to fund acquisitions completed in 2000 and in the first quarter of 2001.  Upon completing an underwritten public offering of stock in October 2001, which generated $50 million in cash, we were able to pay off this debt and had a positive cash balance.  The $16,000 of interest income in the first quarter of 2002 was generated from our remaining cash reserves from the stock offering.

Income tax expense increased by $900,000, or 66.3%, in the first quarter of 2002 compared to the corresponding quarter in the prior year. This increase is directly attributable to our 64.0% increase in pretax income over this period.  The effective income tax rate for the first quarter of 2002 was 39.3%, which represents a slight increase from the 38.7% effective income tax rate in the first quarter of 2001. This increase is due to fluctuations in tax-deductible items and in our blended state income tax rate.

Net income grew to $3.5 million, or $0.16 per diluted share, for the first quarter of 2002.  This represents a 62.5% increase over first quarter of 2001 net income of $2.1 million, or $0.13 cents per diluted share.  This increase in net income was primarily due to the incremental revenue and net income generated by offices acquired over the past five quarters and to same store sales increases in our company-owned pharmacies.  Another factor was the adoption of the non-amortization provisions of SFAS No.142, Business Combinations, as of January 1, 2002.

Option Care completed a 5-for-4 stock split for holders of record on April 10, 2002.  All shares outstanding and per share amounts in this Quarterly Report on Form 10-Q have been adjusted to reflect the pro forma effects of the split.

Total diluted shares for the first quarter of 2002 was 21.0 million compared to 15.8 million for the corresponding quarter in 2001.  This 5.2 million, or 33.1%, increase in diluted shares was primarily due to the issuance of 4,468,750 new shares of stock through an underwritten public offering of stock we completed in October 2001. The remaining increase of approximately 700,000 shares was mostly related to the issuance of shares from employees’ exercises of stock options, an increase in the number of unexercised “in the money” stock options, and the issuance of shares to participants in Option Care’s Employee Stock Purchase Plan.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2002, we financed our operations and our one acquisition through operating cash flows and use of cash reserves.  In previous periods, we also financed our operations and acquisitions through credit facility borrowings and an underwritten public offering of common stock.

Net cash flow used by operations for the three months ended March 31, 2002 was $1.6 million, compared to $5.3 million used by operations during the same period in 2001.  Of the overall $1.6 million cash used in the three months ended March 31, 2002, acquisitions completed over the past five quarters used $3.6 million, while existing operations and offices acquired before January 1, 2001 provided $2.0 million in positive cash flow.  The major cause of our overall use of operating cash flow for the three months ended March 31, 2002 was an increase in net accounts receivable of $5.9 million. Of this increase, $4.8 million was attributable to new acquisitions and $1.1 million to offices acquired before January 1, 2001.  For the two acquisitions we completed late in the fourth quarter of 2001, we did not acquire accounts receivable. Therefore, as these offices generated revenue in the first quarter of 2002, their accounts receivable grew, resulting in negative operational cash flow for the quarter.

Net cash flow used in investing activities during the quarter ended March 31, 2002 was $4.7 million, an increase of $2.3 million over the $2.4 million cash used during the same period in 2001.  The major reason for the increased use of cash was payments for acquisitions, net of cash acquired, of $3.1 million, consisting of $1.3 million paid at closing for the one new acquisition completed in the first quarter of 2002, plus $1.8 million in additional consideration related to 2000 and 2001 acquisitions. Payments for equipment equaled $900,000 in the first quarter of 2002, representing an increase of $400,000 over the cash used in the first quarter of 2001.  Of the $900,000 spent in the current year’s quarter, approximately $500,000 was spent on infrastructure improvements such as computer upgrades and leasehold improvements, $200,000 was spent for revenue-producing equipment (home medical rental equipment) and $200,000 was spent on new software development projects.  In the quarter ended March 31, 2002, $700,000 was spent on other assets.  Of this total, $400,000 was related to loan origination costs on our new Credit and Security Agreement with J.P. Morgan Commercial Finance Corp.

Net cash flow provided by financing activities equaled $1.0 million for the first quarter of 2002, compared to $7.7 million provided by financing activities in the corresponding period in the prior year.  The $1.0 million provided in the current year was primarily generated from employees’ exercises of stock options.  In the prior year, the majority of the $7.7 million provided was from borrowings on our credit facility to fund acquisitions and their working cash flow needs.

As of March 29, 2002, Option Care signed a new senior secured credit facility with J.P. Morgan Commercial Finance Corp. Availability under the revolving credit facility is related to percentages of our outstanding accounts receivable and inventory balances, less certain ineligible amounts, as defined in the facility. Overall borrowings allowable under the revolving credit facility are limited to the lesser of $60 million or the total allowable collateral base. The agreement requires us to comply with various financial covenants.  As of March 31, 2002, we had not yet borrowed against this facility.  The J.P. Morgan credit facility expires on March 29, 2005.

As of March 31, 2002, we had cash and cash equivalents of $3.3 million, compared to $8.5 million as of December 31, 2001. The decline was primarily due to payments for acquisitions, and operational cash flow funding related to those acquisitions. Should we need to borrow to fund future acquisitions or operating cash flow needs, we will be able to borrow or pay down on our existing debt facility with J.P. Morgan on a daily basis.  We have instituted a policy of using excess cash balances, if any, to retire outstanding debt under our loan facility.

We believe that cash flow from operations and amounts available under our revolving credit facility will be sufficient to meet our operating cash for the immediate future, including any interest due on our credit facility or other debts.  In the event that additional capital is required, management cannot assure that such capital can be obtained from other sources on terms acceptable to us, if at all.

Our business strategy includes the selective acquisition of additional local pharmacy facilities and specialty pharmacy operations.  Accordingly, we may require additional capital in order to complete these acquisitions.  It is impossible to predict the amount of capital that may be required for acquisitions, and there is no assurance that sufficient financing for these activities will be available on terms acceptable to us, if at all.

Goodwill and Other Intangible Assets

As of March 31, 2002, net goodwill and other intangible assets equaled $41.2 million, consisting of $39.4 million of goodwill and $1.8 million of other intangible assets such as non-compete agreements, patient records, and managed care contracts.  This total represents an increase of $1.3 million over the $39.9 million of net goodwill and other intangible assets at December 31, 2001. The increase of $1.0 million in goodwill and $300,000 of other intangible assets was primarily due to the acquisition we made during the first quarter of 2002, plus additional consideration on various 2000 and 2001 acquisitions.

Total net goodwill and other intangible assets represent 31.9% of total assets as of March 31, 2002.  This percentage remained unchanged from December 31, 2001. Acquisition activity and same store sales growth caused an increase in total assets, such as accounts receivable, equal in proportion to the increase in net goodwill and other intangible assets.

Regulatory and Other Developments

Many governmental payors reimburse us for some pharmaceuticals based on the pharmaceutical’s average wholesale price (AWP). In many cases, we purchase pharmaceuticals at less than AWP. AWP for most pharmaceuticals is compiled and published by private companies, including First DataBank, Inc. It has been reported that there are currently several lawsuits pending against manufacturers of certain pharmaceuticals. These government investigations and lawsuits involve allegations that manufacturers have misrepresented to First DataBank the actual selling price of certain pharmaceuticals. First DataBank has announced that it will now base AWP on market prices certified by the manufacturer. As a result of this change, First DataBank has published a Market Price Survey that reduces the AWP significantly for a number of the products we currently supply to patients. We cannot predict the eventual results of these investigations, nor the changes made in AWP by First DataBank. If AWP’s on the products we purchase were reduced, or if the AWP system was replaced with a different reimbursement system, our profitability could be adversely affected.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. We utilize a mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2002. As of March 31, 2002, our fixed-rate debt was $500,000 and our corresponding variable-rate debt was zero. Since we had no variable-rate debt, our market rate risk as of March 31, 2002 was zero.

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings

Option Care is not a party to any material legal proceedings.  Option Care may become a party to various claims and legal actions arising in the ordinary course of business.

ITEM 2.    Changes in Securities and Use of Proceeds

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Submission of Matters to a Vote of Securities Holders

None.

ITEM 5.    Other Information

None.

ITEM 6(a).    Exhibits

None.

ITEM 6(b).    Reports on Form 8-K

Option Care did not file any reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTION CARE, INC.
Date: May 15, 2002	By:	/s/ Paul Mastrapa
Paul Mastrapa
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)