Form 10-Q
period 2002-06-30
OPTION CARE INC/DE
filed 2002-08-14
CIK 884064

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2002

Commission file number 0-19878

OPTION CARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3791193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

485 Half Day Road, Suite 300 Buffalo Grove, Illinois	60089
(Address of principal executive office)	(zip code)

(847) 465-2100
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Issued and Outstanding as of August 1, 2002

Common Stock - .01 par value	20,546,681

INDEX

OPTION CARE, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2002 (Unaudited)	December 31, 2001 (Note 1)

Assets
Current assets:
Cash and cash equivalents	$—	$8,511
Accounts receivable, net	62,440	56,341
Inventory	7,141	6,388
Deferred tax asset	3,038	3,038
Other current assets	3,312	3,421

Total current assets	75,931	77,699
Investments	178	—
Equipment and other fixed assets, net	8,536	7,330
Goodwill, net	45,646	38,384
Intangible assets, net	2,135	1,555
Other assets	371	294

Total assets	$132,797	$125,262

Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft	$350	$—
Current portion of long-term debt	229	265
Trade accounts payable	9,943	11,117
Other current liabilities	7,327	9,960

Total current liabilities	17,849	21,342
Long-term debt, less current portion	388	353
Other liabilities	2,206	2,333
Minority interest	1,014	468

Total liabilities	21,457	24,496

Stockholders’ equity:
Common stock, $.01 par value per share, 60,000,000 shares authorized, 20,544,481 and 20,046,480 shares issued and outstanding at June 30, 2002 and December 31, 2001	205	200
Common stock to be issued, 110,944 and 191,296 shares at June 30, 2002 and December 31, 2001	1,128	1,270
Other stockholders’ equity	110,007	99,296

Total stockholders’ equity	111,340	100,766

Total liabilities and stockholders’ equity	$132,797	$125,262

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenue	$75,525	$49,903	$148,232	$95,808
Cost of revenue	51,952	32,556	101,996	62,845

Gross profit	23,573	17,347	46,236	32,963

Selling, general and administrative expenses	15,981	11,921	31,428	23,004
Provision for doubtful accounts	1,426	847	2,925	1,411
Amortization of goodwill	—	237	—	462

Total operating expenses	17,407	13,005	34,353	24,877

Operating income	6,166	4,342	11,883	8,086
Interest expense	(33)	(413)	(16)	(754)
Other expense, net	43	(73)	11	—

Income before income taxes	6,176	3,856	11,878	7,332
Income tax provision	2,425	1,515	4,665	2,860

Net income	$3,751	$2,341	$7,213	$4,472

Net income per common share:
Basic	$0.18	$0.15	$0.35	$0.29

Diluted	$0.18	$0.14	$0.34	$0.28

Shares used in computing net income per share:
Basic	20,627	15,504	20,528	15,405
Diluted	21,243	16,209	21,110	15,990

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2002	2001

Cash flows from operating activities:
Net income	$7,213	$4,472
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,853	1,794
Provision for doubtful accounts	2,925	1,411
Other	1,596	514
Changes in assets and liabilities:
Accounts receivable	(7,006)	(9,585)
Inventory	172	(457)
Accounts payable	(2,867)	(706)
Change in other assets and liabilities	(1,622)	(1,674)

Net cash provided by (used in) operating activities	2,264	(4,231)

Cash flows from investing activities:
Purchases of equipment and other, net	(2,265)	(1,329)
Additions to other assets, net	(70)	112
Payments for acquisitions, net of cash acquired	(9,834)	(10,320)

Net cash used in investing activities	(12,169)	(11,537)

Cash flows from financing activities:
Increase in cash overdraft	350	582
Increase in financing costs	(530)	—
Net borrowing on credit agreements	—	14,741
Payments on capital leases and other debt	(191)	(34)
Proceeds from issuance of stock	1,765	479

Net cash provided by financing activities	1,394	15,768

Net decrease in cash and cash equivalents	(8,511)	—
Cash and cash equivalents, beginning of period	8,511	—
Cash and cash equivalents, end of period	$—	$—

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2002

(Unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Effective January 1, 2002, Option Care is operating in and reporting one segment.  Since there is no longer a clear distinction between the operations of our local pharmacies and our regional specialty pharmacies, the chief decision-maker no longer uses separate financial information for those two portions of our business to make decisions. Our operations are reflected as one segment and all prior period information contained in this Form 10-Q has been reclassified accordingly.

2.   Reclassifications

Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation.

3.   Long-Term Debt

On March 29, 2002, we entered into a $60 million revolving Credit and Security Agreement with J.P. Morgan Business Credit Corporation, J.P. Morgan Chase Bank and LaSalle Bank, N.A.  The facility requires us to meet certain financial covenants.  Option Care paid a facility fee of approximately $400,000 upon signing the agreement.  The agreement provides for a commitment fee, calculated and paid quarterly on a sliding scale from 0.45% to 0.25%, based on the average daily unused portion of the facility.  For a fee, Option Care may secure up to $5 million in letters of credit.  Depending on our level of borrowing under the agreement, Option Care may select interest rates ranging from the Eurodollar Rate plus 2% to 2.75%, or the bank’s reference rate plus 0% to 0.75%.  The agreement expires on March 29, 2005.

Availability under the Credit and Security Agreement is related to various percentages of Option Care’s outstanding accounts receivable and inventory balances, less certain capped and ineligible amounts, as defined in the agreement.  Overall borrowings under the agreement will be limited to the lesser of the remaining availability under the agreement and the total allowable collateral borrowing base.  The facility is secured by substantially all company assets.  In addition to customary events of default, the facility provides that a change in control would give rise to an event of default.

As of June 30, 2002, no amounts were outstanding under this facility and our availability was $34.2 million, based on the accounts receivable and inventory balances.

4.    Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.  Share and per share amounts for all periods presented reflect the effects of the 5-for-4 stock split completed on May 1, 2002 for stockholders of record as of April 10, 2002.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)

Basic:
Net income	$3,751	$2,341	$7,213	$4,472

Average shares outstanding	20,627	15,504	20,528	15,405

Basic earnings per share	$0.18	$0.15	$0.35	$0.29

Diluted:
Net income	$3,751	$2,341	$7,213	$4,472

Average shares outstanding	20,627	15,504	20,528	15,405
Net effect of dilutive stock options – Based on the treasury stock method	616	705	582	585

Total diluted shares	21,243	16,209	21,110	15,990

Diluted earnings per share	$0.18	$0.14	$0.34	$0.28

5.   Operating Segments

Effective January 1, 2002, Option Care is operating in and reporting one segment. Previously, Option Care had identified two distinct operating segments: the local pharmacy division and the regional specialty pharmacy division.  Over the past year, Option Care has expanded the distribution of specialty drugs through its company-owned local pharmacies.  Since there is no longer a clear distinction between the operations of our local pharmacies and our regional specialty pharmacies, Option Care’s chief decision-makers no longer use separate financial information for those two portions of our business to make decisions. Our operations are now reflected as one reporting segment and all prior period information contained in this Form 10-Q has been reclassified accordingly.

6.   Significant Customer

We generate revenue from managed care contracts and other agreements with commercial third party payors.  Our principal managed care contract is with Blue Cross and Blue Shield of Florida which contracts with us through our company-owned pharmacy located in Miami, Florida.  Approximately 21% and 20% of our revenue, respectively, for the three and six months ended June 30, 2002 was related to this contract.  For the three and six months ended June 30, 2001, approximately 21% of our revenue was related to this contract.  As of June 30, 2002 and December 31, 2001, approximately 10% and 11% of our accounts receivable, respectively, was due from Blue Cross and Blue Shield of Florida.  In September 2001, we signed a new agreement that expands our relationship by increasing the patient lives covered by the agreement. The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term.

Option Care also generates revenue from government programs such as Medicare and Medicaid.  Approximately 15% and 16% of our revenue for the three and six months ended June 30, 2002 was related to this contract.  For the corresponding periods of the prior year, approximately 16% of our revenue was related to these government programs.  Approximately 19% and 17% of our accounts receivable as of June 30, 2002 and December 31, 2001, respectively, was due from these government programs.

7.              Acquisitions

On April 16, 2002, Option Care acquired certain assets and the related home infusion operations of The Mount Sinai Hospital, which is located in New York, New York.  This acquisition provides us with entrance into the New York City market, and establishes an association with a well-established and respected healthcare institution.  This acquisition also furthers our goal of expanding our overall presence in the Northeast.

On May 6, 2002, Option Care acquired 60% of the issued and outstanding capital stock of Infusion Specialties, Inc., a Houston, Texas based independent provider of specialty pharmaceuticals, primarily focused on treating chronic conditions such as hemophilia and cystic fibrosis. This acquisition expands Option Care’s market share in Texas and expands our menu of services to include the treatment of hemophilia.  On April 1, 2003, the Company has the right to purchase and the seller has the right to sell the remaining 40% interest at a price based on the operation’s earnings.

On May 15, 2002, Option Care acquired 100% of the issued and outstanding shares of capital stock of Springville Pharmacy Infusion Therapy, Inc., an independent provider of home infusion therapies in Springville, New York, which is a suburb of Buffalo.  This acquisition expands Option Care’s coverage within the state of New York and improves our opportunity to secure statewide contracts.

Each acquisition was accounted for as a purchase. The results of operations of these acquisitions are included in the condensed consolidated statements of income as of the effective date of each acquisition.  In aggregate, Option Care paid $5.6 million in cash at closing for these acquisitions, and an additional $600,000 will be payable as additional consideration in a future period, subject to potential offsets and adjustments.  During the three-month period ended June 30, 2002, Option Care also paid additional consideration of $1.1 million in cash related to acquisitions completed in 2001, 2000 and 1996.

The aggregate cost of these three new acquisitions was as follows:

(in thousands)

Cash	$5,647
Deferred acquisition obligations	600
Assumption of liabilities	1,497
$7,744

The aggregate purchase price was allocated as follows:

(in thousands)

Accounts receivable	$2,000
Inventory	589
Property and equipment	333
Other tangible assets	85
Intangible assets	311
Goodwill	4,933
Minority interest	(507)
$7,744

Our unaudited pro forma results of operations, presented as if the acquisitions Option Care completed from January 1, 2001 through June 30, 2002 had occurred as of January 1, 2001, were as follows:

	Six Months Ended June 30,
	2002	2001
	(in thousands, except per share amounts)

Revenue	$154,332	$134,417

Net income	7,733	6,571

Net income per diluted share	$0.37	$0.41

Shares used in computing net income per diluted share	21,110	15,990

8.   New Accounting Pronouncements

Option Care adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.  This resulted in an increase to net income of approximately $500,000 for the six months ended June 30, 2002, and is expected to increase full-year net income by approximately  $1.2 million. In accordance with the requirements of SFAS No. 142, Option Care has tested goodwill for impairment as of January 1, 2002.  No impairment of goodwill was identified.

The following table provides comparative net income and net income per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)

Reported net income	$3,751	$2,341	$7,213	$4,472
Goodwill amortization, net of tax	—	162	—	316
Adjusted net income	$3,751	$2,503	$7,213	$4,788

Basic income per share:
Reported basic income per share	$0.18	$0.15	$0.35	$0.29
Goodwill amortization, net of tax	—	0.01	—	0.02
Adjusted basic income per share	$0.18	$0.16	$0.35	$0.31

Diluted income per share:
Reported diluted income per share	$0.18	$0.14	$0.34	$0.28
Goodwill amortization, net of tax	—	0.01	—	0.02
Adjusted diluted income per share	$0.18	$0.15	$0.34	$0.30

9.   Subsequent Event

On July 29, 2002, Option Care acquired certain assets of the home infusion business operated by Allina Heath Systems in Roseville, Minnesota, a suburb of St. Paul.  The purchase price was $15.1 million, of which $10.0 million was paid in cash at closing and $5.1 million will be payable in cash in future periods.

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

OVERVIEW

We provide alternate site infusion and specialty pharmacy services to patients on behalf of managed care organizations and other third party payors.  We contract with payors to provide infusion therapy, specialty pharmaceuticals and other related healthcare services to patients at home or at other alternate-site settings, such as physicians’ offices.  As of June 30, 2002, our pharmacy and related services are provided locally through our nationwide network of 129 owned and franchised pharmacy locations, operating under the name Option Care®.  Three of these pharmacies also function as regional distribution hubs for specialty pharmaceuticals, and operate under the name OptionMed®.

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

Goodwill and other intangible assets

We record goodwill from our acquisitions equal to the excess of the total cost of the acquisitions over the net book value of all identified tangible and intangible assets acquired. Beginning in 2002, in accordance with Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets (SFAS No. 141 and SFAS No. 142), goodwill is not to be amortized but is to be evaluated periodically for impairment. Option Care has performed an initial impairment test of our goodwill as of January 1, 2002.  No impairment was identified. If market conditions and/or the performance of our acquired businesses change in future periods, we may be required to record impairment charges in those periods.

RESULTS OF OPERATIONS

The following table shows the results of our operations for the three and six months ended June 30, 2002 and 2001, expressed as percentages of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	68.8%	65.2%	68.8%	65.6%

Gross profit	31.2%	34.8%	31.2%	34.4%

Selling, general and administrative expenses	21.1%	23.9%	21.2%	24.0%
Provision for doubtful accounts	1.9%	1.7%	2.0%	1.5%
Amortization of goodwill	—%	0.5%	—%	0.5%

Total operating expenses	23.0%	26.1%	23.2%	26.0%

Operating income	8.2%	8.7%	8.0%	8.4%
Interest expense	(0.1)%	(0.8)%	—%	(0.7)%
Other expense, net	0.1%	(0.2)%	—%	—%

Income before income taxes	8.2%	7.7%	8.0%	7.7%
Income tax provision	3.2%	3.0%	3.1%	3.0%

Net income	5.0%	4.7%	4.9%	4.7%

Three and Six Months Ended June 30, 2002 and 2001

Revenue for the three months ended June 30, 2002 was $75.5 million, which represents an increase of $25.6 million, or 51.3%, over the revenues of $49.9 million for the corresponding period of the prior year.  Revenue for the six months ended June 30, 2002 was $148.2 million, representing an increase of $52.4 million, or 54.7%, over the $95.8 million in revenue recognized in the first six months of 2001.  The revenue increases can be attributed to the acquisitions completed in 2002 and 2001, and also to an increase in sales of specialty pharmaceuticals.

For the three months ended June 30, 2002, revenue from infusion and related healthcare services was $30.4 million, representing an increase of $4.3 million, or 16.5%, from $26.1 million in the three months ended June 30, 2001.  For the six months ended June 30, 2002, revenue from infusion and related healthcare services was $59.9 million, an increase of $12.2 million, or 25.4%, from the $47.7 million in the corresponding period of the prior year. These increases can be primarily attributed to acquisitions completed in 2002 and 2001.

For the three months ended June 30, 2002, specialty pharmacy revenue increased to $42.5 million, representing a $21.4 million, or 101.6% increase, over the $21.1 million in specialty pharmacy revenue for the three months ended June 30, 2001.  For the six month period ended June 30, 2002, specialty pharmacy revenue increased by $40.7 million, or 95.9%, to $83.1 million compared to $42.4 million for the corresponding period of the prior year.  The increase in specialty pharmacy revenue can be attributed in near equal proportion to three factors: increased sales under our contract with Blue Cross and Blue Shield of Florida, increased same store sales, and sales generated by 2002 and 2001 acquisitions.  The increase in same store sales and the sales generated from acquisitions was driven by increased marketing of specialty drugs such as Synagis, a seasonal drug for the treatment of Respiratory Synctial Virus (RSV).

Other revenue consists primarily of royalty revenues from our franchise network and software sales and rentals by our wholly-owned subsidiary, Management by Information, Inc. Other revenue was $2.6 million for the three months ended June 30, 2002, a decline of $200,000, or 4.3% compared to the $2.8 million in other revenue for the three months ended June 30, 2001.  For the six months ended June 30, 2002, other revenue was $5.3 million.  This represents a decline of $400,000, or 7.1%, compared to the $5.7 million in other income for the six months ended June 30, 2002.

Cost of revenue for the three months ended June 30, 2002 increased by $19.4 million, or 59.6%, over the corresponding quarter of the prior year. For the six months ended June 30, 2002, cost of revenue increased by $39.2 million, or 62.3%, compared to the six months ended June 30, 2001. These increases are attributable to the respective $25.6 million and $52.4 million increases in revenue in the three and six months ended June 30, 2002 as compared to the corresponding periods of the prior year.

The following table shows the gross profit margin for each of our three service lines: infusion and related healthcare services; specialty pharmacy; and other revenue:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Gross profit margin:
Infusion and related healthcare services	42.2%	43.6%	43.3%	42.5%
Specialty pharmacy	19.1%	15.6%	18.2%	16.8%
Other	99.1%	97.4%	99.1%	97.6%
Total gross profit margin	31.2%	34.8%	31.2%	34.4%

The gross profit margin for the three months and six months ended June 30, 2002 was 31.2%, which represents a decline of 3.6% and 3.2%, respectively, compared to the gross profit margins for the three months and six months ended June 30, 2001. The primary reason for these reductions in margin was the increase in sales of single-source specialty pharmaceuticals, which have a higher cost and generate a lower gross profit margin than traditional generic drugs used for infusion therapy.  The gross profit margin on our infusion and related healthcare services revenue has remained fairly stable.  For the three and six month periods ended June 30, 2002, our margins on these services were 42.2% and 43.3%, respectively, compared to 43.6% and 42.5% for the three and six month periods ended June 30, 2001. The gross profit margin on specialty pharmaceuticals increased by 3.5% to 19.1% for the three months ended

June 30, 2002 compared to 15.6% for the three months ended June 30, 2001.  For the six months ended June 30, 2002, the margin increased by 1.4% to 18.2% compared to 16.8% for the corresponding period of the prior year. The primary cause of these margin improvements was the increase in specialty pharmaceutical sales by our company-owned local pharmacies.  Local pharmacy contracts generally cover both traditional home infusion drugs and specialty drugs, and offer better margins on specialty drugs than contracts that cover only specialty drugs, such as Option Care’s contract with Blue Cross and Blue Shield of Florida.  These margin increases, driven by increased specialty pharmaceutical sales at our local pharmacies, more than offset the effect of pricing reductions that went into effect on April 1, 2001 under our primary managed care contract with Blue Cross and Blue Shield of Florida. Although the pricing changes under this contract negatively affected our margins, increases in sales volume more than offset the reduction in margin.

Selling, general and administrative expenses were $16.0 million for the three months ended June 30, 2002, representing an increase of $4.1 million, or 34.1%, over the $11.9 million for the corresponding period of the prior year.  For the six months ended June 30, 2002, selling, general and administrative expenses were $31.4 million, an increase of $8.4 million, or 36.6%, over the six-month period ended June 30, 2001.  These increases are primarily attributable to the acquisitions made over these periods.  However, selling, general and administrative expenses have declined as a percentage of revenue.  For the three and six months ended June 30, 2002, selling, general and administrative expenses equaled 21.2% of revenue, compared to 23.9% and 24.0% of revenue for the three and six months ended June 30, 2001, respectively.  By continuing to acquire new businesses, Option Care is able to spread our fixed selling, general and administrative expenses over a larger revenue base.  This fact and the increases in sales of specialty pharmaceuticals were the reasons for the decline in selling, general and administrative expenses as a percent of revenue.

The provision for doubtful accounts was $1.4 million for the three months ended June 30, 2002.  This represents an increase of approximately $600,000, or 68.4%, over the $800,000 provision for doubtful accounts for the three months ended June 30, 2001.  For the six months ended June 30, 2002, the provision for doubtful accounts was $2.9 million, representing a $1.5 million, or 107.3%, increase over the $1.4 million provision for the six months ended June 30, 2001. These increases are primarily due to the acquisitions completed over the past five quarters and due to increases in same store sales.  As a percentage of revenue, the provision for doubtful accounts increased to 1.9% for the three months ended June 30, 2002 from 1.7% for the three months ended June 30, 2001.  For the six months ended June 30, 2002, the provision for doubtful accounts increased to 2.0% of net revenue compared to 1.5% for the six months ended June 30, 2001. These increases are primarily due to higher bad debt provisions needed by some of our acquired offices during their integration period.

In compliance with the new accounting standards presented in SFAS No.142, Goodwill and Other Intangible Assets, Option Care did not amortize goodwill during the six months ended June 30, 2002.  Goodwill amortization expense for the three and six months ended June 30, 2001 were $237,000 and $462,000.  Had we adopted the non-amortization provisions of SFAS No. 142 as of the beginning of 2001, our net income for the three and six months ended June 30, 2001 would have increased by $162,000 and $316,000, respectively.

Interest expense for the three months ended June 30, 2002 was $33,000, which is 92.0% lower than the interest expense of $400,000 for the corresponding period of the prior year.  For the six months ended June 30, 2002, interest expense was $16,000, which is 97.9% lower than the $800,000 interest expense for the six months ended June 30, 2001. The interest expense incurred in 2001 was primarily related to borrowings on our previous credit facility to fund acquisitions completed in 2000 and in the first six months of 2001.  Upon completing an underwritten public offering of stock in October 2001, which generated $50 million in cash, we were able to pay off this debt and had a positive cash balance.  The $33,000 of interest expense for the three months ended June 30, 2002 was primarily due to borrowings on our new credit facility to fund 2002 acquisitions.

Income tax expense for the three months ended June 30, 2002 increased by $900,000, or 60.1%, compared to the corresponding period in the prior year. Income tax expense for the six months ended June 30, 2002 was higher by $1.8 million, or 63.1%, over the income tax expense reported for the six months ended June 30, 2001. These increases are directly attributable to our respective 60.2% and 62.0% increases in pretax income over the periods.  The effective income tax rate has remained stable.  For both the three months ended June 30, 2002 and the three months ended June 30, 2001, the effective income tax rate was approximately 39.3%.  For the six months ended June 30, 2002, Option Care’s effective income tax rate was 39.3% compared to 39.0% for the six months ended June 30, 2001.

Net income grew to $3.8 million, or $0.18 per diluted share, for the three months ended June 30, 2002.  This represents an increase of approximately $1.5 million, or 60.2%, over the net income of $2.3 million for the three months ended June 30, 2001.  For the six months ended June 30, 2002, net income was $7.2 million, or $0.34 per diluted share.  This represents a 61.3% increase over the net income of $4.5 million for the six months ended June 30, 2002. These increases in net income were primarily due to the incremental revenue and net income generated by offices acquired since January 1, 2001, and to increases in the sale of specialty pharmaceuticals by our company-owned local pharmacies.

Option Care completed a 5-for-4 stock split effective May 1, 2002 for holders of record on April 10, 2002.  All shares outstanding and per share amounts in this Quarterly Report on Form 10-Q have been adjusted to reflect the effects of the split.

Total diluted shares for the three and six months ended June 30, 2002 were 21.2 million and 21.1 million, respectively, compared to 16.2 million and 16.0 million for the corresponding three and six-month periods in 2001.  The respective 5.0 million and 5.1 million increases in diluted shares are primarily due to the issuance of approximately 4.5 million new shares of stock through an underwritten public offering of stock, which was completed in October 2001. The remaining increases are related to the issuance of new shares from employee stock option exercises, an increase in the number of unexercised “in the money” stock options, and the issuance of shares to participants in Option Care’s Employee Stock Purchase Plan.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended June 30, 2002, we financed our operations and acquisitions through operating cash flows, the use of cash reserves and borrowings under our credit facility.  In previous periods, we also financed our operations and acquisitions through an underwritten public offering of common stock.

Net cash flow provided by operations equaled $2.3 million for the six months ended June 30, 2002, compared to $4.2 million used by operations during the six months ended June 30, 2001.  The year to year change is primarily due to two factors: the $2.7 million increase in net income in 2002 compared to 2001, and lower funding of the operating cash flow needs of acquisitions in the current year compared to the prior year.  During the first six months of 2002, we acquired accounts receivable in two of our four acquisitions, allowing us to receive immediate cash inflow from those offices by collecting their existing accounts receivable.  By contrast, in the first six months of 2001, we acquired accounts receivable in only one of our seven acquisitions, causing initial negative operating cash flows from six of the seven acquisitions, and causing our overall operating cash flow to be negative for the six months ended June 30, 2001.

Net cash flow used in investing activities during the six months ended June 30, 2002 was $12.2 million, an increase of $700,000 from the $11.5 million used during the corresponding period in the prior year. In both periods, the use of cash was primarily due to the completion of several acquisitions. During the six months ended June 30, 2002, Option Care invested $9.8 million in acquisitions, consisting of $6.9 million paid at closing for acquisitions completed in 2002 and $2.9 million paid as additional consideration on prior years’ acquisitions.  Payments for purchase of equipment equaled $2.3 million for the six months ended June 30, 2002, compared to $1.3 million in the prior year. Of the $2.3 million spent on equipment purchases in the six months ended June 30, 2002, approximately $1.3 million was spent on infrastructure improvements such as office furniture and equipment and leasehold improvements, $400,000 on revenue-producing medical equipment, and $600,000 on new software development projects.  Of the $1.3 million spent on infrastructure improvements, approximately $600,000 was related to relocation of our corporate offices and various local pharmacies.

Net cash flow provided by financing activities equaled $1.4 million for the six months ended June 30, 2002, compared to $15.8 million provided by financing activities in the corresponding period of the prior year.  Of the $1.4 million provided in the current year, $1.8 million was provided from the exercise of stock options, while $500,000 was used to pay loan origination costs and fees related to Option Care’s Credit and Security Agreement with J.P. Morgan Commercial Finance Corp.  In the prior year, the majority of the $15.8 million provided was from borrowings on our credit facility to fund acquisitions and their working capital needs.  Acquisitions in the current year have been primarily funded through cash reserves.

As of March 29, 2002, Option Care signed a new senior secured credit facility with JP Morgan Commercial Finance Corp. Availability under this revolving credit facility is related to percentages of our outstanding accounts receivable and inventory balances, less certain ineligible amounts, as defined in the facility. Overall borrowings allowable under the revolving credit facility are limited to the lesser of $60 million or the total allowable collateral base. The agreement requires us to comply with various financial covenants.  As of June 30, 2002, no amounts were outstanding under this facility and availability was $34.2 million based on outstanding accounts receivable and inventory balances on that date.  The JP Morgan credit facility expires on March 29, 2005.

As of June 30, 2002, we had no cash and cash equivalents, compared to $8.5 million as of December 31, 2001. This reduction in cash during the six months ended June 30, 2002 was primarily due to payments for acquisitions and operational cash flow funding related to those acquisitions. Should we need to borrow to fund future acquisitions or our operating cash flow needs, we are able to borrow or pay down on our existing debt facility with JP Morgan on a daily basis.  We have instituted a policy of using excess cash balances, if any, to retire outstanding debt under our loan facility.

We believe that cash flow from operations and amounts available under our revolving credit facility will be sufficient to meet our operating cash needs for the immediate future, including any interest due on our credit facility or other debts.  In the event that additional capital is required, management cannot assure that such capital can be obtained from other sources on terms acceptable to us, if at all.

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

Goodwill and Other Intangible Assets

As of June 30, 2002, net goodwill and other intangible assets equaled $47.8 million, consisting of $45.7 million of goodwill and $2.1 million of other intangible assets such as non-compete agreements, patient records, and managed care contracts.  This total represents an increase of approximately $7.9 million over the $39.9 million of net goodwill and other intangible assets at December 31, 2001. The increases of $7.3 million in goodwill and $600,000 of other intangible assets was primarily due to the acquisition we made during the six months ended June 30, 2002, plus additional consideration on various acquisitions completed in prior years.

Total net goodwill and other intangible assets represent 36.0% of total assets as of June 30, 2002 compared to 31.9% of total assets as of December 31, 2001.  This increase is due to the acquisitions we completed in the first six months of 2002, which increased goodwill and other intangibles and reduced cash.

Per the requirements of Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), Option Care has tested goodwill for impairment as of January 1, 2002.  No impairment of goodwill was identified.

Regulatory and Other Developments

Many governmental payors reimburse us for some pharmaceuticals based on the pharmaceutical’s average wholesale price (AWP). In many cases, we purchase pharmaceuticals at less than AWP. AWP for most pharmaceuticals is compiled and published by private companies, including First DataBank, Inc. It has been reported that there are currently several lawsuits pending against manufacturers of certain pharmaceuticals. These government investigations and lawsuits involve allegations that manufacturers have misrepresented to First DataBank the actual selling price of certain pharmaceuticals. First DataBank has announced that it will now base AWP on market prices certified by the manufacturer. As a result of this change, First DataBank has published a Market Price Survey that reduces the AWP significantly for a number of the products we currently supply to patients. We cannot predict the eventual results of these investigations, nor the changes made in AWP by First DataBank. If AWP’s on the products we purchase were reduced, or if the AWP system was replaced with a different reimbursement system, our gross profit margins could be narrowed.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. We utilize a mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2002. As of June 30, 2002, our fixed-rate debt was $600,000 and our corresponding variable-rate debt was zero. Since we had no variable-rate debt, our market rate risk as of June 30, 2002 was zero.

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

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

Our annual meeting of stockholders was held on June 4, 2002. The following matters were voted upon at the meeting:

1.                               Election of two members to the Board of Directors, each being elected to hold office for a three-year term or until his respective successor is duly elected and qualified. Each of management’s nominees for election to our Board of Directors as listed in our proxy statement was elected for three-year terms, with the results of the voting as follows:

	VOTES FOR	VOTES AGAINST	ABSTAIN
James G. Andress	11,071,965	—	437,483
Leo Henikoff	11,071,965	—	437,483

The term of office of each of the following directors continued after the meeting: John N. Kapoor, Rajat Rai, Jerome F. Sheldon and James M. Hussey.

2.                               Amendment to the Company’s Amended and Restated Stock Incentive Plan to increase the number of shares of Option Care common stock reserved for issuance upon the exercise of options granted thereunder from 4,375,000 shares to 5,625,000 shares.  The proxy voting results were as follows:

VOTES FOR	VOTES AGAINST	ABSTAIN
10,650,893	813,337	45,217

3.                               Amendment to the Company’s Certificate of Incorporation to (a) increase the number of shares of common stock which the Company is authorized to issue from 30,000,000 to 60,000,000 and (b) increase the number of shares of undesignated preferred stock which the Company is authorized to issue from 5,000,000 to 30,000,000. The proxy voting results were as follows:

VOTES FOR	VOTES AGAINST	ABSTAIN
10,537,580	971,756	112

4.                               Ratification of the appointment of Ernst & Young, LLP as independent auditors of the Company for the fiscal year 2002. The proxy voting results were as follows:

VOTES FOR	VOTES AGAINST	ABSTAIN
11,361,418	135,283	233

At the annual meeting, Option Care’s stockholders voted to elect the two nominees for director as identified in Matter Number 1 above, and to approve each of the matters described in Matter Numbers 2 through 4 above.

ITEM 5.  Other Information

None.

ITEM 6(a).  Exhibits

See Exhibit Index.

ITEM 6(b).  Reports on Form 8-K

On May 15, 2002, Option Care filed a current report on Form 8-K to announce that effective March 29, 2002, the Company has entered into a $60 million revolving Credit and Security Agreement with J.P. Morgan Business Credit Corp., J.P. Morgan Chase Bank and LaSalle Bank National Association.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTION CARE, INC.
Date: August 14, 2002	By:	/s/ Paul Mastrapa
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

CERTIFICATION PURSUANT TO 16 U.S.C.

SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that:

(1)           This Quarterly Report on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Option Care, Inc.

Date: August 14, 2002	By:	/s/ Rajat Rai
Rajat Rai
President and Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that:

(1)           This Quarterly Report on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Option Care, Inc.

Date: August 14, 2002	By:	/s/ Paul Mastrapa
Paul Mastrapa
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

3.1

Certificate of Incorporation of the Registrant, together with Certificate of Amendment thereto filed February 18, 1992. Filed as Exhibit 3(a) to Option Care’s Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.

3.2

Certificate of Amendment to Certificate of Incorporation of the Registrant filed March 25, 1992. Filed as Exhibit 3(c) to Option Care’s Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.

3.3	Certificate of Amendment to Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on June 18, 2002. Filed herewith.

3.4	Restated By-laws of the Registrant dated June 1, 1994. Filed as Exhibit 10.5 to Option Care’s Annual Report on Form 10-K for the year ending December 31, 1994 and incorporated by reference herein.

10.1	Intentionally omitted.

10.2	Intentionally omitted.

10.3	Intentionally omitted.

10.4	Intentionally omitted.

10.5	Option Care, Inc. 401(k) Profit Sharing Plan. Filed as Exhibit 10(b) to Option Care’s Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.

10.6

Amendment to the 1992 401(k) Profit Sharing Plan of the Registrant dated January 1, 1996. Filed as Exhibit 10.3(a) to Option Care’s Annual Report on Form 10-K for the year ending December 31, 1997 and incorporated by reference herein.

10.7	Intentionally omitted.

10.8	Form of Franchise Agreement. Filed as Exhibit 10.5 to Option Care’s Annual Report on Form 10-K for the year ending December 31, 1996 and incorporated by reference herein.

10.9	Intentionally omitted.

10.10

Consulting Agreement between the Registrant and EJ Financial Enterprises, Inc. Filed as Exhibit 10(o) to Option Care’s Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.

10.11	Intentionally omitted.

10.12	Intentionally omitted.

10.13	Intentionally omitted.

10.14

Executive Severance Agreement between Cathy Bellehumeur and Option Care, Inc., dated November 12, 1997. Filed as Exhibit 10.18 to Option Care’s Annual Report for the year ending December 31, 1997 and incorporated by reference herein.

10.15	Intentionally omitted.

10.16	Intentionally omitted.

10.17	Intentionally omitted.

10.18	Intentionally omitted.

10.19	Intentionally omitted.

10.20	Intentionally omitted.

10.21	Intentionally omitted.

10.22

Amendment No. 1 to the Consulting Agreement By and Between EJ Financial Enterprises, Inc. and Option Care, Inc., dated October 1, 1999. Filed as Exhibit 10.30 to Option Care’s Annual Report for the year ended December 31, 1999 and incorporated by reference herein.

10.23	Intentionally omitted.

10.24	2001 Employee Stock Purchase Plan. Filed as Exhibit A to the registrants definitive proxy statement for the 2000 Annual Shareholders Meeting and incorporated by reference herein.

10.25	Intentionally omitted.

10.26

Participation Agreement between Health Options, Inc. and Option Care, Inc. effective as of June 1, 1997. 2001. Filed as Exhibit 10.26 to Option Care’s Amendment No. 1 to its Annual Report on Form 10-K/A filed September 10, 2001 and incorporated by reference herein.

10.27

Prescription Drug Agreement among Blue Cross and Blue Shield of Florida, Inc., Health Options, Inc. and Option Care, Inc. dated March 8, 2000. Filed as Exhibit 10.27 to Option Care’s Amendment No. 1 to its Annual Report on Form 10-K/A filed September 10, 2001 and incorporated by reference herein.

10.28	Amendment to Participation Agreement between Health Options, Inc. and Option Care, Inc. dates as of April 1, 2001.

10.29	Deferred Compensation Plan for certain Executives, effective as of January 1, 2001.

10.30	Intentionally omitted.

10.31	Intentionally omitted.

10.32

Injectable Drugs Agreement effective as of September 5, 2001 between Health Option, Inc. and OptionMed, Inc.  Filed on October 10, 2001 as Exhibit 10.1 to Form 8-K/A and incorporated herein by reference.

23	Consent of Ernst & Young LLP