Form 10-Q
period 2002-09-30
OPTION CARE INC/DE
filed 2002-11-13
CIK 884064

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2002

Commission file number 0-19878

optioncare®

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Issued and Outstanding as of November 5, 2002

Common Stock - .01 par value	20,587,427

INDEX

OPTION CARE, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$303	$8,511
Accounts receivable, net	69,342	56,341
Inventory	6,709	6,388
Deferred tax asset	2,940	3,038
Other current assets	3,115	3,421

Total current assets	82,409	77,699

Equipment and other fixed assets, net	11,182	7,330
Goodwill, net	55,731	38,384
Intangible assets, net	1,905	1,555
Other assets	546	294

Total assets	$151,773	$125,262

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$221	$265
Trade accounts payable	11,489	11,117
Other current liabilities	11,464	9,960

Total current liabilities	23,174	21,342

Long-term debt, less current portion	8,781	353
Other liabilities	3,149	2,333
Minority interest	1,042	468

Total liabilities	36,146	24,496

Stockholders’ equity:
Common stock, $.01 par value per share, 60,000 shares authorized, 20,587 and 20,046 shares issued and outstanding at September 30, 2002 and December 31, 2001	206	200
Common stock to be issued, 99 and 191 shares at September 30, 2002 and December 31, 2001	1,318	1,270
Additional paid-in capital	101,806	98,128
Retained earnings	12,297	1,168

Total stockholders’ equity	115,627	100,766

Total liabilities and stockholders’ equity	$151,773	$125,262

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenue	$80,873	$56,093	$229,105	$151,901
Cost of revenue	55,503	37,333	157,499	100,178

Gross profit	25,370	18,760	71,606	51,723

Selling, general and administrative expenses	17,246	12,961	48,674	35,964
Provision for doubtful accounts	1,502	934	4,427	2,345
Amortization of goodwill	—	267	—	729

Total operating expenses	18,748	14,162	53,101	39,038

Operating income	6,622	4,598	18,505	12,685
Interest expense	(63)	(458)	(79)	(1,212)
Other expense, net	(113)	(84)	(102)	(84)

Income before income taxes	6,446	4,056	18,324	11,389
Income tax provision	2,530	1,579	7,195	4,440

Net income	$3,916	$2,477	$11,129	$6,949

Net income per common share:
Basic	$0.19	$0.16	$0.54	$0.45

Diluted	$0.19	$0.15	$0.53	$0.43

Shares used in computing net income per share:
Basic	20,672	15,596	20,577	15,470
Diluted	21,148	16,375	21,100	16,106

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2002	2001

Cash flows from operating activities:
Net income	$11,129	$6,949
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,791	2,774
Provision for doubtful accounts	4,427	2,345
Other	1,642	579
Changes in assets and liabilities:
Accounts receivable	(10,625)	(20,299)
Inventory	896	(956)
Accounts payable	(1,321)	1,995
Change in other assets and liabilities	(997)	954

Net cash provided by (used in) operating activities	7,942	(5,659)

Cash flows from investing activities:
Purchases of equipment and other, net	(5,425)	(2,218)
Additions to other assets, net	(67)	204
Payments for acquisitions, net of cash acquired	(20,342)	(10,433)

Net cash used in investing activities	(25,834)	(12,447)

Cash flows from financing activities:
Increase in cash overdraft	—	1,028
Increase in deferred financing costs	(601)	—
Net borrowing on credit agreements	8,447	16,298
Payments on capital leases and other debt	(252)	(52)
Proceeds from issuance of stock	2,090	832

Net cash provided by financing activities	9,684	18,106

Net decrease in cash and cash equivalents	(8,208)	—
Cash and cash equivalents, beginning of period	8,511	—
Cash and cash equivalents, end of period	$303	$—

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2002

(Unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Availability under the Credit and Security Agreement is related to various percentages of Option Care’s outstanding accounts receivable and inventory balances, less certain capped and ineligible amounts, as defined in the agreement.  Overall borrowings under the agreement will be limited to the lesser of the remaining availability under the agreement and the total allowable collateral borrowing base.  The facility is secured by substantially all of the Company’s assets.  In addition to customary events of default, the facility provides that a change in control would give rise to an event of default.

As of September 30, 2002, our total allowable collateral borrowing base under the facility was $33.6 million based on the accounts receivable and inventory balances as of that date.  Option Care had an outstanding balance under the credit facility of $8.4 million as of September 30, 2002, with additional availability of $25.2 million.

4.   Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.  Share and per share amounts for all periods presented reflect the effects of the 5-for-4 stock split completed on May 1, 2002 for stockholders of record as of April 10, 2002.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)

Basic:
Net income	$3,916	$2,477	$11,129	$6,949

Average shares outstanding	20,672	15,596	20,577	15,470

Basic earnings per share	$0.19	$0.16	$0.54	$0.45

Diluted:
Net income	$3,916	$2,477	$11,129	$6,949

Average shares outstanding	20,672	15,596	20,577	15,470
Net effect of dilutive stock options	476	779	523	636

Total diluted shares	21,148	16,375	21,100	16,106

Diluted earnings per share	$0.19	$0.15	$0.53	$0.43

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

6.   Significant Customer

We generate revenue from managed care contracts and other agreements with commercial third party payors.  Our principal managed care contract is with Blue Cross and Blue Shield of Florida which contracts with us through our company-owned pharmacy located in Miami, Florida.  Approximately 20% of our revenue for the three and nine months ended September 30, 2002 was related to this contract.  For the three and nine months ended September 30, 2001, approximately 20% and 21% of our revenue, respectively, was related to this contract.  As of both September 30, 2002 and December 31, 2001, approximately 11% of our accounts receivable was due from Blue Cross and Blue Shield of Florida. The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term.  The contract renewed automatically in September 2002 without modification.

Option Care also generates revenue from government programs such as Medicare and Medicaid.  Approximately 14% and 15% of our revenue for the three and nine months ended September 30, 2002 was related to these government programs.  For the three months and nine months ended September 30, 2001, approximately 13% and 14% of our revenue, respectively, was related to these programs.  Approximately 20% and 17% of our accounts receivable as of September 30, 2002 and December 31, 2001, respectively, was due from these government programs.

7.   Acquisitions

On July 29, 2002, Option Care acquired certain assets and the related home infusion operations of Allina Health Systems, which operates a network of hospitals in Minnesota and Wisconsin.  This acquisition provides Option Care with entry to the Minneapolis/St.Paul metropolitan area, expanding Option Care’s presence in the upper Midwest.  The effective date of this acquisition was July 1, 2002. The purchase price was $15.1 million, of which $10.0 million was paid in cash at closing and $5.1 million will be payable in 2003, subject to various offsets.  The $5.1 million payable in 2003 is contained within other current liabilities on the September 30, 2002 balance sheet.  Of the total $15.1 million purchase price, $5.4 million was allocated to accounts receivable and other tangible assets, $9.6 million was allocated to goodwill, and $100,000 was allocated to other intangible assets.

On May 15, 2002, Option Care acquired 100% of the issued and outstanding shares of capital stock of Springville Pharmacy Infusion Therapy, Inc., an independent provider of home infusion therapies in Springville, New York, which is a suburb of Buffalo.  This acquisition expands Option Care’s coverage within the state of New York and improves our opportunity to secure statewide contracts.

On May 6, 2002, Option Care acquired 60% of the issued and outstanding capital stock of Infusion Specialties, Inc., a Houston, Texas based independent provider of specialty pharmaceuticals, primarily focused on treating chronic conditions such as hemophilia and cystic fibrosis. The effective date of this acquisition was April 1, 2002. This acquisition expands Option Care’s market share in Texas and expands our menu of services to include the treatment of hemophilia.  On April 1, 2003, the Company has the right to purchase and the seller has the right to sell the remaining 40% interest at a price based on the operation’s earnings.

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

On March 19, 2002, Option Care acquired certain assets and the continuing home infusion operations of American Homepatient, Inc. in the Providence, Rhode Island marketplace. This acquisition furthers Option Care’s goal of expanding our overall presence in the Northeast.

During the three and nine-month periods ended September 30, 2002, Option Care also paid additional consideration of $500,000 and $3.3 million, respectively, in cash related to acquisitions completed in 2001, 2000 and 1996.  The results of operations of each or our 2002 acquisitions are included in the condensed consolidated statements of income as of the effective date of each acquisition, which is the purchase date, except where otherwise noted.

The aggregate cost of all acquisitions completed during the nine months ended September 30, 2002 was as follows:

(in thousands)

Cash	$16,992
Deferred acquisition obligations	5,637
Assumption of liabilities	1,497
$24,126

The aggregate purchase price was allocated as follows:

(in thousands)

Accounts receivable	$6,785
Inventory	1,216
Property and equipment	642
Other tangible assets	8
Intangible assets	325
Goodwill	15,657
Minority interest	(507)
$24,126

Of the $15.7 million in aggregate purchase price that was allocated to goodwill, $11.7 million is expected to be deductible for tax purposes.

Our unaudited pro forma results of operations, presented as if the acquisitions Option Care completed from January 1, 2001 through September 30, 2002 had occurred as of January 1, 2001, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)

Revenue	$80,873	$73,349	$244,999	$228,609

Net income	3,916	3,307	12,151	9,713

Net income per diluted share	$0.19	$0.25	$0.58	$0.60

Shares used in computing net income per diluted share	21,148	16,375	21,100	16,106

8.   New Accounting Pronouncements

Option Care adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.  This resulted in an increase to net income of approximately $900,000 for the nine months ended September 30, 2002, and is expected to increase full-year net income by approximately  $1.3 million. In accordance with the requirements of SFAS No. 142, Option Care has tested goodwill for impairment as of January 1, 2002.  No impairment of goodwill was identified.

The following table provides comparative net income and net income per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)

Reported net income	$3,916	$2,477	$11,129	$6,949
Goodwill amortization, net of tax	—	180	—	496
Adjusted net income	$3,916	$2,657	$11,129	$7,445

Basic income per share:
Reported basic income per share	$0.19	$0.16	$0.54	$0.45
Goodwill amortization, net of tax	—	0.01	—	0.03
Adjusted basic income per share	$0.19	$0.17	$0.54	$0.48

Diluted income per share:
Reported diluted income per share	$0.19	$0.15	$0.53	$0.43
Goodwill amortization, net of tax	—	0.01	—	0.03
Adjusted diluted income per share	$0.19	$0.16	$0.53	$0.46

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

OVERVIEW

Option Care provides alternate site infusion therapy and specialty pharmacy services to patients on behalf of managed care organizations and other third party payors.  We contract with payors to provide infusion therapy, specialty pharmaceuticals and other related healthcare services to patients at home or at other alternate-site settings, such as physicians’ offices.  As of September 30, 2002, our services are provided locally through our nationwide network of 40 owned and 86 franchised pharmacy locations, operating under the name Option Care®.  Four of the company-owned pharmacies also serve as OptionMed® distribution points for the sale of specialty pharmaceuticals under managed care contracts.

Effective January 1, 2002, Option Care is operating in and reporting one segment with three service lines: infusion and related healthcare services; specialty pharmacy; and other.  All prior period information contained in this Form 10-Q has been reclassified accordingly.

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

Revenue recognition

Our revenue is primarily derived from the sale of infused and injected pharmaceuticals and provision of related nursing services to patients at alternate-site settings.  Most of this revenue is billed under managed care or other contracts, while virtually all of the remainder is billed to government programs, such as Medicare and Medicaid. Billed and unbilled revenue is recorded net of contractual adjustments based on our interpretation of the terms of each managed care contract or government contract or pricing schedule. The accuracy of our recorded net revenue is subject to the accuracy of payor information on file for each patient, and is also subject to our correct interpretation of each underlying contract with respect to reimbursement rates for the drugs and services we provide. If we subsequently discover errors in either payor information or interpretation of the reimbursement rates of our contracts, we adjust revenue in the period that such errors are discovered. Such adjustments may have a positive or negative impact on the revenues and results of operations reported for those subsequent periods.

Accounts receivable

Option Care records all of our accounts receivable net of allowance for bad debts.  These allowances are estimated based on several factors, such as our past accounts receivable collection history, evaluation of the age of the accounts receivable at the end of each period, and detailed analysis of the expected collectibility of amounts receivable from each significant payor based on a number of factors. In certain circumstances, our accounts receivable may also be subject to retroactive adjustments by payors. Although we believe that our estimation of the net value of our accounts receivable is reasonable, actual collections may differ from our estimates of collectibility, affecting our future financial condition and results of operations.

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

RESULTS OF OPERATIONS

The following table shows the results of our operations for the three and nine months ended September 30, 2002 and 2001, expressed as percentages of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	68.6%	66.6%	68.7%	65.9%

Gross profit	31.4%	33.4%	31.3%	34.1%

Selling, general and administrative expenses	21.3%	23.1%	21.3%	23.7%
Provision for doubtful accounts	1.9%	1.7%	1.9%	1.5%
Amortization of goodwill	—%	0.4%	—%	0.5%

Total operating expenses	23.2%	25.2%	23.2%	25.7%

Operating income	8.2%	8.2%	8.1%	8.4%
Interest expense	(0.1)%	(0.8)%	—%	(0.8)%
Other expense, net	(0.1)%	(0.2)%	(0.1)%	(0.1)%

Income before income taxes	8.0%	7.2%	8.0%	7.5%
Income tax provision	3.2%	2.8%	3.1%	2.9%

Net income	4.8%	4.4%	4.9%	4.6%

Three and Nine Months Ended September 30, 2002 and 2001

Revenue for the three months ended September 30, 2002 was $80.9 million, which represents an increase of $24.8 million, or 44.2%, over the revenues of $56.1 million for the corresponding period of the prior year.  Of the total $24.8 million increase, $13.9 million was due to acquisitions completed in 2002 and 2001, $11.3 million was due to a 21.8% increase in same store revenues from infusion and related services and the sale of specialty pharmaceuticals, and a $400,000 decline was attributable to other revenues.  Revenue for the nine months ended September 30, 2002 was $229.1 million, representing an increase of $77.2 million, or 50.8%, over the $151.9 million in revenue recognized in the first nine months of 2001. Of this $77.2 million increase, $41.8 million was from acquisitions completed in 2002 and 2001, $36.2 million was due to a 30.7% increase in same store revenues from infusion and related services and the sale of specialty pharmaceuticals, and an $800,000 decline was attributable to other revenues.

For the three months ended September 30, 2002, revenue from infusion and related healthcare services was $34.8 million, representing an increase of $5.3 million, or 18.1%, from $29.5 million for the three months ended September 30, 2001.  For the nine months ended September 30, 2002, revenue from infusion and related healthcare services was $94.7 million, an increase of $17.5 million, or 22.6%, from the $77.2 million in the corresponding period of the prior year. These increases can be primarily attributed to acquisitions completed in 2002 and the last quarter of 2001, and to same store increases in patient census for our core infusion therapies.

For the three months ended September 30, 2002, specialty pharmacy revenue increased to $43.6 million, representing a $19.8 million, or 83.4% increase, over the $23.8 million in specialty pharmacy revenue for the three months ended September 30, 2001.  For the nine month period ended September 30, 2002, specialty pharmacy revenue increased by $60.5 million, or 91.4%, to $126.7 million compared to $66.2 million for the corresponding period of the prior year.  The increase in specialty pharmacy revenue can be attributed in near equal proportion to three factors: increased sales under our contract with Blue Cross and Blue Shield of Florida, increased same store sales, and sales generated by 2002 and 2001 acquisitions.  For both the three and nine months ended September 30, 2002, the increases in same store sales and sales generated by acquisitions were driven by increased marketing of specialty drugs.  For the nine months ended September 30, 2002, the increased sales of Synagis, a seasonal drug for the treatment of Respiratory Synctial Virus (RSV), was partially responsible for the revenue increase.

Other revenue consists primarily of royalty revenues from our franchise network and software sales and rentals by our wholly-owned subsidiary, Management by Information, Inc.(MBI). Other revenue was $2.4 million for the three months ended September 30, 2002, a decline of $400,000, or 13.9% compared to the $2.8 million in other revenue for the three months ended September 30, 2001.  For the nine months ended September 30, 2002, other revenue was $8.5 million.  This represents a decline of $800,000, or 9.3%, compared to the $7.7 million in other income for the nine months ended September 30, 2002.  These declines are due to slight reductions in the number of franchised locations, which resulted in slightly lower royalty revenues, and to reduced sales of software products by our wholly-owned subsidiary, MBI.  Currently, MBI is beta testing a new software product, Emphsys, which will be released in 2003 and is expected to increase software product revenues.

Cost of revenue for the three months ended September 30, 2002 increased by $18.2 million, or 48.7%, over the corresponding quarter of the prior year. For the nine months ended September 30, 2002, cost of revenue increased by $57.3 million, or 57.2%, compared to the nine months ended September 30, 2001. These increases are attributable to the respective $24.8 million and $77.2 million increases in revenue in the three and nine months ended September 30, 2002 as compared to the corresponding periods of the prior year.

The following table shows the gross profit margin for each of our three service lines: infusion and related healthcare services; specialty pharmacy; and other revenue:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Gross profit margin:
Infusion and related healthcare services	42.1%	40.6%	42.9%	41.8%
Specialty pharmacy	19.1%	17.1%	18.5%	16.9%
Other	98.0%	97.2%	98.8%	97.4%
Total gross profit margin	31.4%	33.4%	31.3%	34.1%

The gross profit margin for the three months and nine months ended September 30, 2002 were 31.4% and 31.3%, respectively, which represent declines of 2.0% and 2.8% compared to the gross profit margins for the three months and nine months ended

September 30, 2001. The primary reason for the overall decline in gross profit margin was the growth in revenue from the sale of specialty pharmaceuticals, which have a higher cost and generate a lower gross profit margin than traditional drugs used for infusion therapy.  The gross profit margin on our infusion and related healthcare services revenue has increased slightly in the current year periods compared to last year.  For the three and nine month periods ended September 30, 2002, our margins on these services were 42.1% and 42.9%, respectively, compared to 40.6% and 41.8% for the three and nine-month periods ended September 30, 2001.  The increase in margin in the current year periods is due to changes in product mix and cost containment efforts. The gross profit margin on specialty pharmaceuticals increased by 2.0% to 19.1% for the three months ended September 30, 2002 compared to 17.1% for the three months ended September 30, 2001.  For the nine months ended September 30, 2002, the margin increased by 1.6% to 18.5% compared to 16.9% for the corresponding period of the prior year. The primary cause of these margin improvements was the increase in specialty pharmaceutical sales by our company-owned local pharmacies.  Local pharmacy contracts generally cover both traditional home infusion drugs and specialty drugs and offer better margins on specialty drugs than those contracts that exclusively cover specialty drugs.  Another factor in the margin improvement is the current year’s revenue from the sale of hemophilia drugs from a business acquired in the second quarter of 2002.

Selling, general and administrative expenses were $17.2 million for the three months ended September 30, 2002, representing an increase of $4.2 million, or 33.1%, over the $13.0 million for the corresponding period of the prior year.  For the nine months ended September 30, 2002, selling, general and administrative expenses were $48.7 million, an increase of $12.7 million, or 35.3%, over the $36.0 million for the nine-month period ended September 30, 2001.  These increases are primarily attributable to the acquisitions made over these periods.  However, selling, general and administrative expenses have declined as a percentage of revenue.  For the three and nine months ended September 30, 2002, selling, general and administrative expenses equaled 21.3% of revenue, compared to 23.1% and 23.7% of revenue for the three and nine months ended September 30, 2001, respectively.  By continuing to acquire new businesses, Option Care is able to spread fixed selling, general and administrative expenses over a larger revenue base.  This fact combined with the increases in sales of specialty pharmaceuticals, which require less selling, general and administrative expenses per dollar of revenue, were the reasons for the decline in selling, general and administrative expenses as a percent of revenue.

The provision for doubtful accounts was $1.5 million for the three months ended September 30, 2002.  This represents an increase of approximately $600,000, or 60.8%, over the $900,000 provision for doubtful accounts for the three months ended September 30, 2001.  For the nine months ended September 30, 2002, the provision for doubtful accounts was $4.4 million, representing a $2.1 million, or 88.8%, increase over the $2.3 million provision for the nine months ended September 30, 2001. These increases are primarily due to the acquisitions completed over the past six quarters, which have significantly increased company revenues over the prior year, and due to increases in same store sales.  As a percentage of revenue, the provision for doubtful accounts increased to 1.9% for the three months ended September 30, 2002 from 1.7% for the three months ended September 30, 2001.  For the nine months ended September 30, 2002, the provision for doubtful accounts increased to 1.9% of net revenue compared to 1.5% for the nine months ended September 30, 2001. These increases are primarily due to higher bad debt provisions that have been needed by some of our acquired offices during their process of integration and/or consolidation with neighboring offices.

In compliance with the new accounting standards presented in SFAS No.142, Goodwill and Other Intangible Assets, Option Care did not amortize goodwill during the nine months ended September 30, 2002.  Goodwill amortization expense for the three and nine months ended September 30, 2001 was $300,000 and $700,000, respectively.  Had we adopted the non-amortization provisions of SFAS No. 142 as of the beginning of 2001, our net income for the three and nine months ended September 30, 2001 would have increased by $200,000 and $500,000, respectively.

Interest expense for the three months ended September 30, 2002 was $100,000, which is 86.2% lower than the interest expense of $500,000 for the corresponding period of the prior year.  For the nine months ended September 30, 2002, interest expense was $100,000, which is 93.5% lower than the $1.2 million interest expense for the nine months ended September 30, 2001. The interest expense incurred in 2001 was primarily related to borrowings on our previous credit facility to fund acquisitions completed in 2000 and in the first nine months of 2001.  Upon completing an underwritten public offering of stock in October 2001, which generated $50 million in cash, we were able to pay off this debt and had a positive cash balance.  The $100,000 of interest expense for the three and nine months ended September 30, 2002 was primarily due to borrowings on our new credit facility to fund the acquisition of Allina Health System’s home infusion business in July 2002.

Income tax expense for the three months ended September 30, 2002 increased by $1.0 million, or 60.2%, compared to the corresponding period in the prior year. Income tax expense for the nine months ended September 30, 2002 was higher by $2.8 million, or 62.0%, over the income tax expense reported for the nine months ended September 30, 2001. These increases are directly attributable to our respective 58.9% and 60.9% increases in pretax income over the periods.  For the three months ended September 30, 2002, the effective income tax rate increased to 39.2% from 38.9% in the corresponding period of the prior year.  For the nine months ended September 30, 2002, the effective income tax rate increased to 39.3% from 39.0% in the prior year.  These respective increases are due to business increases in states with higher effective income tax rates.

Net income grew to $3.9 million, or $0.19 per diluted share, for the three months ended September 30, 2002.  This represents an increase of $1.4 million, or 58.1%, over the net income of $2.5 million for the three months ended September 30, 2001.  For the nine months ended September 30, 2002, net income was $11.1 million, or $0.53 per diluted share.  This represents a 60.2% increase over the net income of $6.9 million for the nine months ended September 30, 2001. These increases in net income were primarily due to the incremental revenues and net income generated by offices acquired since January 1, 2001, and to increased sales by our company-owned local pharmacies.  As a percentage of revenue, net income has increased to 4.8% and 4.9%, respectively, for the three and nine months ended September 30, 2002, compared to 4.4% and 4.6% in the corresponding periods of the prior year.  These increases can be largely attributed to the reduction in interest expense in the current year periods compared to the prior year due to the repayment of long-term debt from the proceeds of the Company’s underwritten public stock offering completed in October 2001.

Option Care completed a 5-for-4 stock split effective May 1, 2002 for holders of record on April 10, 2002.  All shares outstanding and per share amounts in this Quarterly Report on Form 10-Q have been adjusted to reflect the effects of the split.

Total diluted shares for both the three and nine month periods ended September 30, 2002 were 21.1 million, compared to 16.4 million and 16.1 million for the corresponding three and nine month periods in 2001.  The respective 4.7 million and 5.0 million increases in diluted shares are primarily due to the issuance of approximately 4.5 million new shares of stock through an underwritten public offering of stock completed in October 2001. The remaining increases are related to the issuance of new shares from employee stock option exercises, an increase in the number of unexercised “in the money” stock options, and the issuance of shares to participants in Option Care’s Employee Stock Purchase Plan.

Net income per diluted share increased 26.7% to $0.19 per share for the three months ended September 30, 2002 compared to $0.15 per share for the corresponding period in the prior year.  For the nine months ended September 30, 2002, net income per diluted share increase 23.3%, from $0.53 in the current year compared to $0.43 in the prior year.  These increases reflect the rise in net income over the prior year periods, offset in part by the larger number of shares outstanding due to the issuance of 4.5 million new shares in October 2001.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-month period ended September 30, 2002, we financed our operations and acquisitions through operating cash flows, the use of cash reserves and borrowings under our credit facility.  In previous periods, we also financed our operations and acquisitions through an underwritten public offering of common stock.

Net cash flow provided by operations equaled $7.9 million for the nine months ended September 30, 2002, compared to $5.7 million used by operations during the nine months ended September 30, 2001.  The year to year change is primarily due to two factors: the $4.2 million increase in net income in 2002 compared to 2001, and lower funding of the operating cash flow needs of acquisitions in the current year compared to the prior year.  During the first nine months of 2002, we acquired accounts receivable in three of our five acquisitions, allowing us to receive immediate cash inflow from those offices by collecting their existing accounts receivable.  By contrast, in the first nine months of 2001, we acquired accounts receivable in only one of our seven acquisitions, causing initial negative operating cash flows from six of the seven acquisitions and causing our overall operating cash flow to be negative for the nine months ended September 30, 2001.

Another factor contributing to the current year’s positive cash flow provided by operations was our consistent days sales outstanding (DSO) calculated by the exhaustion method, which was 79 days as of September 31, 2002 compared to 80 days as of December 31, 2001. This DSO consistency has limited the growth of our accounts receivable balance, contributing to our positive cash flows from operations.  The higher DSO of certain acquisition offices, particularly in Texas, has been mostly offset by our increases in specialty pharmacy business, for which DSO numbers tend to be lower.

Net cash flow used in investing activities during the nine months ended September 30, 2002 was $25.8 million, representing an increase of $13.4 million from the $12.4 million used during the corresponding period in the prior year. In both periods, the use of cash was primarily due to the completion of several acquisitions. During the nine months ended September 30, 2002, Option Care invested $20.3 million in acquisitions, consisting of $17.0 million paid at closing for acquisitions completed in 2002 and $3.3 million paid as additional consideration on prior years’ acquisitions.  Payments for purchase of equipment equaled $5.4 million for the nine months ended September 30, 2002, compared to $2.2 million in the prior year. Of the $5.4 million spent on equipment purchases in the nine months ended September 30, 2002, approximately $1.1 million was spent to purchase new infusion pumps to replace existing pumps that were being rented, and $1.0 million was spent on the development of new software products.  The remaining $3.3 million was spent for infrastructure improvements such as office furniture, computer equipment and leasehold improvements, and revenue-producing durable medical equipment.

Net cash flow provided by financing activities equaled $9.7 million for the nine months ended September 30, 2002, compared to $18.1 million provided by financing activities in the corresponding period of the prior year.  Of the $9.7 million provided in the current year, $8.4 million related to borrowings under our revolving credit facility to fund the cost of acquisitions, $2.1 million was provided from the exercise of stock options, and $600,000 was used to pay loan origination costs and fees related to Option Care’s Credit and Security Agreement with J.P. Morgan Commercial Finance Corp.  In the prior year, of the $18.1 million in cash provided by financing activities, $16.3 million was provided from borrowings on our credit facility to fund acquisitions and their working capital needs.

As of March 29, 2002, Option Care signed a new senior secured credit facility with JP Morgan Commercial Finance Corp. Availability under this revolving credit facility is related to percentages of our outstanding accounts receivable and inventory balances, less certain ineligible amounts, as defined in the facility. Overall borrowings allowable under the revolving credit facility are limited to the lesser of $60 million or the total allowable collateral base. The agreement requires us to comply with various financial covenants. As of September 30, 2002, our total allowable collateral borrowing base under the facility was $33.6 million based on the accounts receivable and inventory balances as of that date.  Option Care had an outstanding balance under the credit facility of $8.4 million as of September 30, 2002, with additional availability of $25.2 million.  The JP Morgan credit facility expires on March 29, 2005.

As of September 30, 2002, we had $300,000 in cash and cash equivalents, compared to $8.5 million as of December 31, 2001. This reduction in cash during the nine months ended September 30, 2002 was primarily due to payments for acquisitions completed during that period, plus funding their operational cash flow needs immediately after purchase for the two acquisitions in which we did not acquire accounts receivable.  Should we need to borrow to fund future acquisitions or our operating cash flow needs, we are able to borrow on our existing credit facility with JP Morgan on a daily basis.  During times when we have an outstanding balance under this credit facility, excess available cash on hand is used to pay down our outstanding balance, causing us to maintain a cash balance at or near zero.

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

Goodwill and Other Intangible Assets

As of September 30, 2002, net goodwill and other intangible assets equaled $57.6 million, consisting of $55.7 million of goodwill and $1.9 million of other intangible assets such as non-compete agreements, patient records, and managed care contracts.  This total represents an increase of $17.7 million over the $39.9 million of net goodwill and other intangible assets at December 31, 2001. The increases of $17.3 million in goodwill and $400,000 of other intangible assets was primarily due to the acquisitions we made during the nine months ended September 30, 2002, plus additional consideration on various acquisitions completed in prior years.

Option Care has tested goodwill for impairment as of January 1, 2002, as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).  No impairment of goodwill was identified.

Regulatory and Other Developments

Many governmental payors reimburse us for some pharmaceuticals based on the pharmaceutical’s average wholesale price (AWP). In many cases, we purchase pharmaceuticals at less than AWP. AWP for most pharmaceuticals is compiled and published by private companies, including First DataBank, Inc. It has been reported that there are currently several lawsuits pending against manufacturers of certain pharmaceuticals. These government investigations and lawsuits involve allegations that manufacturers have misrepresented to First DataBank the actual selling price of certain pharmaceuticals. First DataBank has announced that it will now base AWP on market prices certified by the manufacturer. As a result of this change, First DataBank has published a Market Price Survey that reduces the AWP significantly for a number of the products we currently supply to patients. We cannot predict the eventual results of these investigations, nor the changes made in AWP by First DataBank. If AWP on the products we purchase was reduced, or if the AWP system was replaced with a different reimbursement system, our gross profit margins could be narrowed.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. We utilize a mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2002. As of September 30, 2002, our fixed-rate debt was $600,000 and our corresponding variable-rate debt was $8.4 million.  Based on Option Care’s variable-rate debt balance at September 30, 2002, a one-percent change in interest rates would result in an annual change in interest expense of approximately $84,000.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures which have been designed to ensure that information related to Option Care is recorded, processed, summarized and reported by Option Care on a timely basis. Within 90 days of the filing of this Quarterly Report on Form 10-Q, our Chief Executive Officer, Rajat Rai, and our Chief Financial Officer, Paul Mastrapa, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, Mr. Rai and Mr. Mastrapa concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by management on a timely basis and ensuring that the quality and timeliness of our public disclosures comply with our disclosure obligations under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no significant changes in internal controls or other factors that could significantly affect our internal controls after the date of the most recent evaluation by our Chief Executive Officer and Chief Financial Officer.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Option Care has been named as a defendant in a lawsuit filed on September 10, 2002 in the Superior Court, County of Ventura, State of California, under the caption Rios vs. Profession Home Health Services, et. al., No. SC033894.  Plaintiffs allege that defendants negligently prepared, sold and dispensed a certain prescription resulting in fatal injuries.  Plaintiffs seek unspecified compensatory damages.  The lawsuit is currently in the preliminary pleadings stage.  Option Care denies, and intends to vigorously defend against, the allegations contained in the complaint. The Company believes that to the extent a monetary award is rendered against Option Care, that monetary award will fall within the limits of the Company’s general liability insurance policy coverage for that claim.

Aside from the lawsuit mentioned above, Option Care is not a party to any material legal proceedings.  Option Care may become a party to various claims and legal actions arising in the ordinary course of business.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

None.

ITEM 5.  Other Information

None.

ITEM 6(a).  Exhibits

See Exhibit Index.

ITEM 6(b).  Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTION CARE, INC.
Date: November 13, 2002	By:	/s/ Paul Mastrapa
Paul Mastrapa
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

CERTIFICATION

I, Rajat Rai, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Option Care, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly reports is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.               The registrant's other certifying officer(s) and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ Rajat Rai
Rajat Rai
President and Chief Executive Officer

CERTIFICATION

I, Paul Mastrapa, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Option Care, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly reports is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on  our evaluation as of the Evaluation Date;

5.               The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant's other certifying officer(s) and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ Paul Mastrapa
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

3.3	Certificate of Amendment to Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on June 18, 2002 and incorporated by reference herein.

3.4	Restated By-laws of the Registrant dated June 1, 1994. Filed as Exhibit 10.5 to Option Care’s Annual Report on Form 10-K for the year ending December 31, 1994 and incorporated by reference herein.

10.5	Option Care, Inc. 401(k) Profit Sharing Plan. Filed as Exhibit 10(b) to Option Care’s Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.

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

10.28	Amendment to Participation Agreement between Health Options, Inc. and Option Care, Inc. dates as of April 1, 2001. Incorporated by reference herein.

10.29	Deferred Compensation Plan for certain Executives, effective as of January 1, 2001. Incorporated by reference herein.

10.32

Injectable Drugs Agreement effective as of September 5, 2001 between Health Option, Inc. and OptionMed, Inc.  Filed on October 10, 2001 as Exhibit 10.1 to Form 8-K/A and incorporated herein by reference.

99.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.