Form 10-K
period 2002-12-31
OPTION CARE INC/DE
filed 2003-03-31
CIK 884064

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
Commission File No. 0-19878

OPTION CARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3791193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
485 E. Half Day Road, Suite 300, Buffalo Grove, IL	60089
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (847) 465-2100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value per Share
Title of Each Class

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2002 was approximately $181,162,000 (based on closing sale price on Friday, June 28, 2002 of $13.74 per share as reported by the Nasdaq National Market and published in the Wall Street Journal). Solely for purposes of the foregoing calculation of aggregate market value of voting stock held by non-affiliates, the registrant has assumed that all Directors and executive officers of the registrant are affiliates of the registrant. Such assumption shall not be deemed as determination by the registrant that such persons are affiliates of the registrant for any purposes.

        The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 14, 2003 was 20,739,729.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the 2003 Annual Stockholders' Meeting, to be filed by the Registrant on or before April 30, 2003, are incorporated by reference into Items 10, 11, 12 and 13 in Part III of this Report.

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

PART I

Item 1. BUSINESS

BUSINESS

        We provide pharmacy services to patients with acute and chronic conditions at the patient's home or at other alternate-site settings, such as physicians' offices. These services are performed under contractual agreements with managed care organizations and other payors through which we provide home infusion therapy, specialty pharmacy services and other related healthcare services. As of December 31, 2002, our services are provided locally through our nationwide network of 128 owned and franchised pharmacy locations. For the twelve months ended December 31, 2002, 56.5% of our revenue was generated from specialty pharmacy services, 40.3% was from infusion and related healthcare services provided by our company-owned pharmacies, and the remaining 3.2% was provided by other sources such as franchise royalties and the license and rental of software products by our wholly-owned subsidiary, Management by Information, Inc. (MBI).

INDUSTRY OVERVIEW

        Healthcare related expenditures constitute a large and growing segment of the US economy. According to estimates by the Centers for Medicare & Medicaid Services, national health expenditures reached $1.4 trillion in 2001, with prescription drug expenditures of $141 billion representing 10% of this total. Prescription drugs remain the fastest-growing healthcare expenditure category, increasing by 15.7% in 2001. Two important trends that impact our business have emerged in relation to healthcare spending:

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

  •
  As a result of the proliferation of biotechnology research and development, biotechnology companies and pharmaceuticals manufacturers have developed a variety of high cost specialty pharmaceuticals. These specialty pharmaceuticals are most often used in the treatment of chronic conditions such as multiple sclerosis, growth hormone disorders, hemophilia, cancer and immune deficiency disorders. These specialty pharmaceuticals typically cost over $10,000 per patient per year, are used on a recurring basis for extended periods of time and require special inventory handling, administration and patient compliance monitoring, which traditional pharmacy distribution channels are not designed to handle.

        These trends are positively impacting the growth of many services we provide.

Home Infusion Therapy

        Home infusion therapy primarily involves the intravenous administration of medications treating a wide range of acute and chronic health conditions. Home infusion therapy is primarily administered to treat infections, dehydration, cancer, pain and nutritional deficiencies. Patients are generally referred to home infusion therapy providers by physicians, hospital discharge planners and case managers. The medications are mixed and dispensed under the supervision of a registered pharmacist and the therapy is generally provided in the home of the patient by a registered nurse or trained caregiver.

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

  •
  technological innovations such as implantable injection ports, vascular access devices and portable infusion control devices; and

  •
  an increase in the market size due to demographic trends.

Specialty Pharmacy Services

        Specialty pharmacy services involve the distribution of primarily injectible pharmaceuticals for patients with chronic health conditions. These pharmaceuticals can be directly distributed to the patient or to the patient's physician for in-office administration and typically cost over $10,000 per patient per year and require refrigeration during shipping and careful handling to prevent potency degradation. Patients receiving treatment usually require special counseling and education regarding their condition and treatment programs. The specialty pharmacy services industry primarily treats conditions such as multiple sclerosis, growth hormone disorders, hemophilia, cancer and immune deficiency disorders and other chronic conditions. Retail pharmacies and other traditional distributors generally are designed to carry inventories of low cost, high volume products and therefore are not equipped to handle the high cost, low volume specialty injectible pharmaceuticals that have specialized requirements. As a result, specialty injectible pharmaceuticals are generally provided by pharmacies that primarily focus on filling, labeling and delivering specialty injectible pharmaceuticals and related specialty pharmacy services.

        The U.S. market for specialty pharmaceuticals is estimated to be approximately $22 billion according to IMS Health, Inc. data. We expect several factors to contribute to the continuing growth of the specialty pharmacy services industry, including the following:

  •
  cost containment pressures;

  •
  development of new pharmaceuticals;

  •
  direct to consumer advertising;

  •
  increased acceptance of mail-order distribution; and

  •
  growing emphasis on care management and compliance monitoring for high-cost, chronic therapies.

OPTION CARE PHARMACY SOLUTION

        We provide managed care organizations and other third party payors, patients, physicians and pharmaceutical manufacturers with a cost-effective solution for both home infusion therapy and specialty pharmacy services nationwide.

  •
  Payors—We provide payors with a comprehensive approach to meeting their pharmacy services needs. Our home infusion therapy services offer a lower cost alternative to providing these therapies in a hospital setting. Our specialty pharmacy services offer payors a cost effective solution for the distribution of specialty injectible pharmaceuticals directly to patients for self-administration. Through our specialty pharmacy services, we also provide the direct distribution of specialty pharmaceuticals to physician's offices for in-office administration. This provides payors with a cost-effective alternative to direct billing of specialty injectible pharmaceuticals by physicians. We also provide payors with utilization and outcomes data to verify the effectiveness of the therapy.

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

  •
  Pharmaceutical manufacturers—We provide pharmaceutical manufacturers with a broad distribution channel for their existing pharmaceuticals and their new product launches. Our team of over 60 salespeople helps pharmaceutical manufacturers increase the visibility of their products to prescribing physicians. We implement patient monitoring programs that encourage compliance with the prescribed therapy. We also provide valuable clinical information in the form of outcomes and compliance data to the manufacturers.

BUSINESS STRATEGY

        Because of our clinical experience and the geographical coverage of our 128 pharmacies, we believe that we are an attractive provider to managed care organizations, insurance companies and other third party payors and referral sources seeking a single source for infusion therapy and specialty pharmacy services. We intend to increase our revenue and profitability by implementing the following strategies:

  •
  Home Infusion Strategy—We intend to strengthen our position as the leading national provider of infusion therapy by investing in sales execution to new and existing referral sources and through selective acquisitions that expand our geographic coverage into new markets and consolidate providers in existing markets that we serve.

  •
  Specialty Pharmcy Strategy—We have two strategies to providing specialty pharmacy services:

  •
  Manufacturer Strategy—We intend to expand our relationships with biotech and other pharmaceutical manufacturers in order to acquire distribution rights to existing and new products by providing centralized distribution, patient compliance programs, patient reimbursement support and clinical data. To support our operations and enhance the services provided under our relationships with pharmaceutical manufacturers, we have opened a national Specialty Care Pharmacy in Ann Arbor, Michigan to provide a central distribution channel for certain specialty pharmaceuticals.

  •
  Managed Care Strategy—We intend to expand existing relationships and enter into new relationships with managed care organizations to lower the cost of physician office-based injectible drugs. Operating under the OptionMed® name, our specialty pharmacy in Miramar, Florida serves as a central management and distribution point for delivery of specialty pharmaceuticals into physician offices.

HOME INFUSION THERAPY SERVICES

        As of December 31, 2002, our home infusion therapy services are provided through our local pharmacy network of 40 company-owned pharmacy locations. These pharmacies offer patients and physicians the following products and services:

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

  •
  Other therapies—treating a wide range of medical conditions.

SPECIALTY PHARMACY SERVICES

        We purchase specialty pharmaceuticals from manufacturers or distributors, fill prescriptions provided by physicians and label, package and deliver the pharmaceuticals to patients' homes or physicians' offices, either ourselves or through couriers such as Federal Express. Our specialty pharmacy services are provided through two distinct operating units, Specialty Care Pharmacy and OptionMed®. Each unit focuses on one of our two specialty pharmacy growth strategies.

        We provide specialty pharmacy services to treat the following:

  •
  Growth Hormone Deficiency—a condition that prevents normal growth patterns in children, generally caused by disorders of the pituitary gland or kidneys. Therapy consists of daily injections of growth hormone and usually lasts seven to nine years.

  •
  Respiratory Synctial Virus (RSV) Prevention—RSV is a major cause of respiratory disease in young children and infants. Treatment is directed toward high-risk pediatric patients, typically from infant to age two. The most common treatment consists of monthly injections throughout the "RSV season" which lasts from approximately October through April.

  •
  Hepatitis C Virus—a viral infection which results in the inflammation of the liver. Left untreated, hepatitis C virus can cause serious liver damage. Treatment includes injections of interferon alfa products, which are proteins that boost the body's immune system. Treatment can last up to 24 months.

  •
  Multiple Sclerosis—a chronic, incurable, progressive disease of the central nervous system. The goal of treatment is to decrease the severity, intensity and duration of outbreaks and to slow the progression of the disease. Treatment regimens involve pharmaceutical injections, and products vary widely.

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

  •
  Cancer—includes a wide spectrum of tumors, abnormal growths and cellular abnormalities. Treatment includes radiation, chemotherapy and/or surgery. As a result of these treatments, patients may require therapies that combat anemia and increase white blood cell counts. Option Care's specialty pharmacy programs provide chemothorapy and related products to physicians offices for in-office administration and to patients' homes.

        Specialty Care Pharmacy focuses on our manufacturer strategy. Through our national Specialty Care Pharmacy in Ann Arbor, Michigan, which was brought on line in the fourth quarter of 2002, we now have a central distribution point for certain specialty pharmaceuticals. This allows us to work more effectively with drug manufacturers who are seeking a partner to help them launch and distribute their products. By having one central Specialty Care Pharmacy, we are able to offer consistent patient management and clinical outcomes data to help manufacturers assess the efficacy of their new products. At the same time, our network of pharmacies can provide nursing services, a local source of inventory for emergency situations, and local salespeople to work with the manufacturer sales representatives to increase sales of these products. Our business strategy involved leveraging the strengths of our central Specialty Care Pharmacy and our pharmacy network to expand our relationships with manufacturers for the launch and distribution of their products. While our Specialty Care Pharmacy serves as the central distribution point when we have established a relationship with a manufacturer for the launch and distribution of their products, our other pharmacies directly distribute specialty pharmaceuticals for which no such manufacturer relationship exists. These are typically pharmaceutical products that are well established and are reimbursed under local and regional managed care contracts.

        We purchase many of our specialty pharmaceuticals through preferred distribution agreements, which often allows us to obtain volume or other discounts. As a result of our vendor arrangements, we are able to maintain a "just in time" inventory system which allows us to maintain low inventory levels. In addition, as part of these agreements with pharmaceutical manufacturers, we provide the manufacturers with non-patient specific data on patient demographics, treatment compliance and outcomes. The ability to provide this data is critical to maintain a good relationship with pharmaceutical manufacturers, to obtain distribution rights to new specialty pharmaceuticals in their pipelines, and, in many instances, to obtain discounts from them. Through our services, pharmaceutical manufacturers obtain a reliable and controlled distribution channel for their products. We believe the development of our care management programs and their implementation in our pharmacy network, along with our ability to provide specific case management services when needed, will be a significant factor in allowing us to become a preferred specialty pharmacy services provider for biotech and other pharmaceutical companies offering new specialty pharmaceuticals.

        OptionMed® focuses on our managed care strategy. Our business objective is to partner with managed care organizations (MCOs) to help them control the cost of biotech injectible pharmaceuticals administered in physicians' offices. Currently, most MCOs reimburse the physician for pharmaceuticals administered in the physician's offices. MCOs are beginning to understand the high prices they are paying for these medications. Under the OptionMed® program, we distribute biotech, injectible pharmaceuticals to the physician's office, and the MCOs reimburse us rather than the physician. By leveraging the purchasing power of our network, and through the efficiency of our distribution system, we can provide MCOs a lower cost alternative to reimbursing the physician. Our pharmacy in Miramar, Florida serves as our central management point for the distribution of biotech injectible products under the OptionMed® program. The Miramar, Florida pharmacy provides central intake, customer service and reimbursement, while pharmaceutical distribution is through this pharmacy and branch pharmacies located in Jacksonville and St. Petersburg, Florida and Buffalo, New York.

        Our single largest MCO relationship is with Blue Cross and Blue Shield of Florida. For the twelve months ended December 31, 2002, Blue Cross and Blue Shield of Florida accounted for approximately $62.9 million, or 20%, of our revenue, the majority of which was derived from the OptionMed® program.

CUSTOMERS

        We derive most of our revenue from third party payors, such as managed care organizations, insurance companies, self-insured employers and Medicare and Medicaid programs. Currently, we have over 500 contracts with over 300 managed care organizations covering more than 75 million lives. Where permissible, we bill patients for any amounts not reimbursed by third party payors. For the most part, our infusion pharmacy revenue consists of reimbursement for both the cost of the pharmaceuticals sold and the cost of services provided. Typically, pharmaceuticals are reimbursed on a percentage discount from the published average wholesale price of each drug, while nursing services and ancillary medical supplies are reimbursed on a per diem basis. This differs from our specialty pharmacy operations, in which revenue is based only on a percentage discount from average wholesale prices. Since specialty pharmaceuticals are typically pre-packaged drugs that are self-injected by the patient or a trained in-home caregiver, minimal service is provided. Therefore, no per diem revenue is generated.

        Our principal managed care contract is with Blue Cross and Blue Shield of Florida, Inc. (BC/BS of Florida). We expanded this contract in June 1997 to cover specialty pharmacy services. In September 2001, we executed a new contract with BC/BS of Florida that expanded the number of BC/BS of Florida patients covered by the original contract. This contract was signed for an initial term of one year, is terminable by either party upon 90 days notice and, unless terminated, renews annually each September for an additional one-year term. The contract renewed in September 2002 without change. Our revenue from BC/BS of Florida has increased from approximately $21.5 million in 1998 to $62.9 million in 2002. In 2002, 2001 and 2000, approximately 20%, 21% and 24% of our total revenue was related to this contract. As of December 31, 2002 and 2001, respectively, approximately 9% and 11% of Option Care's accounts receivable was from BC/BS of Florida.

        For the twelve months ended December 31, 2002, 2001 and 2000, respectively, approximately 15%, 14% and 15% of our revenue came from governmental programs such as Medicare and Medicaid. The accounts receivable related to these programs represented approximately 19% and 17% of our total accounts receivable as of December 31, 2002 and 2001, respectively.

FRANCHISE PROGRAM

        Our franchise program is designed to increase our geographical presence and to provide a national network of pharmacies to service the needs of our managed care customers without extensive capital expenditures. In marketing our franchise program, we target independent infusion pharmacies that would benefit from participating in our national and regional managed care and manufacturer contracts as well as in our marketing programs. Our franchised locations are given a license to operate an

Option Care branded infusion pharmacy in a defined territory to provide infusion therapy and related products and services.

        We began selling franchises in 1984, and since then the program has evolved as a result of our experience. We receive a start-up fee upon execution of the franchise agreement with subsequent royalties based on a percentage of gross receipts of the franchised location. Each franchisee is required to maintain a licensed pharmacy equipped to compound medications in a sterile environment as prescribed by physicians. In the version of our program that we are currently marketing, the franchisee must use our proprietary software and obtain specified liability insurance protecting the franchise owner and us against claims arising from the operation of the franchised business. The franchises may participate in our managed care and manufacturer contracts. Our franchises may also purchase pharmaceuticals and supplies from a preferred list of vendors under contract with us. This frequently allows us and the franchisee to obtain volume discount pricing. The agreements also provide us with a right of first refusal for the potential acquisition of the franchise.

        In 1992, our number of franchised locations peaked at 186. Subsequently, we reduced the number of franchised locations to increase efficiency, most often by consolidating, acquiring or terminating franchises. During that time we concentrated on growing our network of company-owned locations, and beginning in 1997, our regional specialty pharmacy business as well. As of December 31, 2002, we had 88 franchised pharmacy locations operating under 72 separate franchise agreements. Our existing franchise agreements begin to come up for renewal in 2004. Approximately 56% of our franchise agreements come up for renewal in the four-year period from 2006 through 2009. As franchise agreements near expiration, the Company expects to propose new agreements to maintain the network. If the Company and the franchisee cannot reach agreement and the franchise expires, the franchise is required to cease using the Option Care trademark and will not be able to access Option Care managed care agreements or purchasing contracts. The Company would then be free to re-franchise the territory or to service the territory with a company-owned facility.

        The following table summarizes the termination dates of our franchise agreements, by year:

Year ended December 31,	Number of franchise Agreements expiring
2004	3
2005	5
2006	9
2007	12
2008	8
2009	11
2010	5
2011	10
2012-2020	9

72

        To facilitate our specialty pharmacy services, we have entered into participation agreements with franchisees at the majority of our local pharmacy locations. Of the franchisees that have signed participation agreements, 30 are actively providing specialty pharmacy services. The participation agreements provide that we will pay a fee to the franchisee if we sell selected specialty pharmacy services in that franchisee's territory, and also provide for a reduced royalty rate on related sales of specialty pharmaceuticals made by the franchisee. We continue to offer participation agreements to selected franchisees. The version of our franchise agreement that we are currently marketing specifically provides for specialty pharmacy sales and related services by us in the franchised territory.

PROPRIETARY DATA MANAGEMENT SYSTEM

        Our wholly owned subsidiary, Management by Information, Inc. (MBI) has developed a proprietary software system called "Management by Information Homecare 5.0," which is designed to manage the intake, dispensing, clinical, billing and collection processes for home infusion and specialty pharmacies. The product also contains a component for managing the clinical, billing, and inventory tracking functions for respiratory therapy/durable medical equipment (RT/DME) businesses. We license and service our software system to non-affiliated home infusion pharmacy and durable medical equipment companies, and to several of our franchisees. We also use the MBI system internally to manage the operations of our specialty pharmacies and company-owned local pharmacies. We believe that this system gives us an advantage over our competitors in the specialty pharmacy market by providing us with the ability to gather and organize data for many different uses. For example, a pharmaceutical manufacturer may request certain data in a format that is customized to meet that particular manufacturer's needs. All company-owned local pharmacies, except for a few recently acquired pharmacies, use the MBI system in the management of their operations.

        MBI is in the final stages of developing and beta testing the next generation of its software product, which will eventually replace the existing MBI product. The new system is anticipated to be ready for release in the second quarter of 2003. It will be a scalable, web-enabled, browser-based system versus the existing DOS-based system. Our goal is to have the new MBI software installed and operating in most of our company-owned local pharmacies and regional specialty pharmacies by the end of 2004.

        In addition to the development of a new MBI software product, we are currently in the final stages of developing additional software tools to be used internally to improve operational efficiency. One such software tool is a drug and medical supply procurement system that will allow us to place purchase orders electronically, and will allow us to automatically verify the accuracy of product pricing and provide a central data source for procurement data for our network of company-owned pharmacies. This system will also interface with our accounting software to streamline accounts payable processing and payment. We have also developed a web-based Key Business Indicators database, which will allow us to more quickly and efficiently evaluate our pharmacies' operations and respond to their needs.

SALES AND MARKETING

        Our sales and marketing efforts focus on building new relationships and expanding existing contracts with managed care organizations and direct selling to referral sources. Our Vice President of Sales and our six Regional Sales Directors focus on managed care contracting for both our local pharmacy network and our specialty pharmacy business. Our local sales force of over 60 Account Managers focuses on developing new infusion therapy and specialty pharmacy business on local and regional levels and focusing on referral sources such as physicians, hospital discharge planners and case managers.

        Substantially all of our new patients are referred by physicians, medical groups, hospital discharge planners, case managers employed by Health Maintenance Organizations (HMOs), Preferred Provider Organizations (PPOs) or other managed care organizations, insurance companies and home care agencies. Our sales force is responsible for establishing and maintaining these referral relationships.

        Our sales structure allows us to pass leads from our national managed care contacts to our network of locally-placed sales personnel. Additionally, the existence of our contracts with national managed care organizations provides our local sales personnel with more flexibility and leverage for sales in local markets. This cross-utility enables us to market our services to numerous sources of patient referrals, including physicians, hospital discharge planners, hospital personnel, HMOs, PPOs or other managed care organizations, and insurance companies. Local marketing focuses on our infusion therapy business and our care management programs, with an emphasis on certain key therapies.

COMPETITION

        Our pharmacies compete in the large and highly fragmented home infusion and specialty pharmacy markets. We compete for contracts with managed care organizations and other third party payors and compete to receive referrals from physicians, case managers and hospital discharge planners. Competition in the home infusion market is based on quality of care, cost of service and reputation. Competition in the specialty pharmacy market is based on price, reliability of service and reputation. Some of our current and potential future competitors in the home infusion market include integrated home healthcare providers such as Apria Healthcare Group Inc. and Coram Healthcare Corporation, and local providers of alternate site healthcare services such as hospitals, local home health agencies and other local providers. In the specialty pharmacy market, our current and potential future competitors include specialty pharmacy providers such as Accredo Health Inc., Caremark Rx, Priority Healthcare Corporation and others, specialized retail pharmacies such as ProCare, a division of CVS Corporation, pharmacy benefit management companies, wholesalers and retail pharmacies. In each market, some of these current competitors have, and our potential future competitors may have, greater financial, operational, sales and marketing resources than us. However, we believe that our reputation for providing quality services, the strength of our growing national presence and our ability to effectively market our services at national, regional and local levels places us in a strong position against current and potential future competitors.

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

        The healthcare industry is undergoing significant change as third party payors, such as Medicare and Medicaid, health maintenance organizations and other health insurance carriers increase efforts to control the cost, utilization and delivery of healthcare services. Reductions in reimbursement by Medicare and Medicaid and other third party payors may be implemented from time to time. These cost control efforts may result in a decline in the prices for which we are able to sell our products and services, which could have a material adverse effect on our gross profit margins and overall profitability.

        Professional Licensure.    Nurses, pharmacists and other healthcare professionals employed by us are required to be individually licensed or certified under applicable state law. We take steps to ensure that our employees possess all necessary licenses and certifications, and we believe that our employees comply in all material respects with applicable licensure laws.

        Each of our franchisees is responsible for ensuring the licensing or certification of its employees in accordance with applicable law, performing any criminal or other background checks required by state law, and ensuring that all employees perform only those tasks which fall within their authorized scope of practice. While each franchisee is responsible for any failure or non-compliance with respect to these licensure and scope of practice issues, any such failure or non-compliance by a franchisee that impacts such franchisee's operations could have an adverse effect on our business.

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

        Laws enforced by the Drug Enforcement Administration, as well as some similar state agencies, require our pharmacy locations to individually register in order to handle controlled substances, including prescription pharmaceuticals. A separate registration is required at each principal place of business where we dispense controlled substances. Federal and state laws also require that we follow specific labeling, reporting and record-keeping requirements for controlled substances. We maintain federal and state controlled substance registrations for each of our facilities that require such registration and follow procedures intended to comply with all such record-keeping requirements.

        Many states in which we are operating also require home infusion companies to be licensed as home health agencies. We believe we are in compliance with these laws as applicable.

        Food, Drug and Cosmetic Act.    Certain provisions of the federal Food, Drug and Cosmetics Act govern the handling and distribution of pharmaceutical products. This law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements as long as they are not adulterated or misbranded and are dispensed in accordance with and pursuant to a valid prescription. To the extent that this law applies to us, we believe that we comply with the documentation, record-keeping and storage requirements.

        Fraud and Abuse Laws—Anti-Kickback Statute.    The federal Anti-Kickback statute prohibits individuals and entities from knowingly and willfully paying, offering, receiving, or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered by Medicare, Medicaid, or other government healthcare programs. The Anti-Kickback statute is extremely broad and potentially covers many standard business arrangements. Violations can lead to significant criminal and civil penalties, including fines of up to $25,000 per violation, civil monetary penalties of up to $50,000 per violation, imprisonment, and/or exclusion from participation in Medicare, Medicaid, and other government healthcare programs. In effort to clarify the conduct prohibited by the Anti-Kickback statute, the Office of the Inspector General of the United States Department of Health and Human Services has published regulations that identify a limited number of safe harbors. Business arrangements that satisfy all of the elements of a safe harbor are immune from criminal enforcement or civil administrative actions. The Anti-Kickback statute is an intent-based statute and the failure of a business relationship to satisfy all of the elements of a safe harbor does not entail that the relationship violates the Anti-Kickback statute. The Office of Inspector General, in its commentary to the safe harbor regulations, has recognized that many business arrangements that do not satisfy a safe harbor nonetheless operate without the type of abuses the Anti-Kickback statute is designed to prevent. We attempt to structure all of our business relationships to comply with an applicable safe harbor. In those situations where a business relationship does not satisfy the elements of a safe harbor, we attempt to satisfy as many elements of the safe harbor as possible, especially those dealing with the nexus between remuneration and referrals. The Office of Inspector General is authorized to issue advisory opinions regarding the interpretation and applicability of the Anti-Kickback statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. We have not, however, sought any opinion regarding our business practices.

        A number of states have in place statutes and regulations that prohibit the same general types of conduct as those prohibited by the Anti-Kickback statute described above. Some states' anti-fraud and anti-kickback laws apply only to goods and services covered by Medicaid. Other states' anti-fraud and anti-kickback laws apply to all healthcare goods and services, regardless of whether the source of payment is governmental or private.

        Fraud and Abuse Laws—False Claims Act.    We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim or causing a claim to be presented for payment from Medicare, Medicaid or other third party payors that is false or fraudulent. The standard for "knowing and willful" often includes conduct that amounts to a reckless disregard for the accuracy of information presented to payors. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare or Medicaid programs and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly or by a private plaintiff by filing a qui tam lawsuit on the government's behalf alleging false or fraudulent Medicare or Medicaid claims and certain other violations of federal law. Under the False Claims Act, both the government and the private plaintiff, if successful, are permitted to recover substantial monetary penalties, as well as an amount equal to three times actual damages. A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own qui tam provisions. We believe that we have procedures in place to ensure the accurate completion of claims forms and requests for payment by facilities owned by us in order to comply with the False Claims Act.

        In recent years, federal and state government agencies have increased the level of enforcement resources and activities targeted at the healthcare industry. In addition, use of private qui tam enforcement actions against healthcare providers has increased dramatically in the recent past, in part because the individual filing the initial complaint is entitled to share in a portion of any settlement or judgment.

        Ethics in Patient Referrals Law (Stark Law).    The federal Stark Law generally prohibits a physician from making referrals for certain health services, reimbursable by Medicare or Medicaid, to entities in or with which the physician or a family member has an ownership or investment interest or a compensation relationship, including the physician's medical practice. Designated Health Services include outpatient pharmaceuticals, parenteral and enteral nutrition products; home health services; durable medical equipment; physical and occupational therapy services; and inpatient and outpatient hospital services.

        Like the Anti-Kickback statute, the Stark Law exempts certain business relationships structured in accordance with one of the exceptions to the Stark Law. On January 4, 2001, the Center for Medicare and Medicaid Services issued Phase I of the final Stark Law regulations in the form of a final rule. The Stark Law is currently in effect and most of the provisions of the Phase I regulations became effective on January 4, 2002. However, liberalized rules regarding physician financial relationships with home health services became effective February 5, 2001.

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

        Phase II will address the ownership/investment and compensation exceptions in paragraphs (c), (d) and (e) of Section 1877 and the reporting requirements and sanctions under paragraphs (f) and (g), respectively, and will further address the exception for services furnished in an ambulatory surgical center in an end-stage renal dialysis facility or by a hospice organization. Phase II will also address Section 1903(s) of the Social Security Act that which extends aspects of the referral prohibition to the Medicaid Program; comments received in response to Phase I; certain proposals for new exceptions; and reporting requirements.

        The Center for Medicare and Medicaid Services has indicated that it intends to release the Phase II regulations in the near future, although at this point there is no scheduled release date. Notwithstanding the fact that final regulations addressing all of the provisions of the Stark Law have yet to be promulgated, we attempt to structure all of our relationships with physicians who make referrals to us to comply with an applicable exception to the Stark Law.

        In addition to the Stark Law, many of the states in which our franchises and we operate have comparable restrictions on the ability of physicians to refer patients for certain services to entities with which they have a financial relationship. Certain of these states' statutes mirror the Stark Law while others have more restrictive statutes. We attempt to structure all of our business relationships with physicians to comply with any applicable state self-referral laws.

        Health Insurance Portability and Accountability Act of 1996 (HIPAA).    To improve the efficiency and effectiveness of the health care system, the Health Insurance Portability and Accountability Act (HIPAA) of 1996, Public Law 104-191, included "Administrative Simplification" provisions that required the Department of Health and Human Services (HHS) to adopt national standards for electronic health care transactions. At the same time, Congress recognized that advances in electronic technology could erode the privacy of health information. Consequently, Congress incorporated into HIPAA provisions that mandated the adoption of Federal privacy protections for individually identifiable health information.

        In response to the HIPAA mandate, in December 2000, HHS published a final regulation in the form of the Privacy Rule, which became effective on April 14, 2001. This Privacy Rule set national standards for the protection of health information, as applied to the three types of covered entities: health plans, health care clearinghouses, and health care providers who conduct certain health care transactions electronically. By the compliance date of April 14, 2003 (April 14, 2004, for small health plans), covered entities must implement standards to protect and guard against the misuse of individually identifiable health information. Failure to timely implement these standards may, under certain circumstances, trigger the imposition of civil or criminal penalties. In March 2002, HHS published proposed modifications to the Privacy Rule, to improve workability and avoid unintended consequences that could have impeded patient access to delivery of quality health care. Following another round of public comment, in August 2002, HHS adopted as a final Rule the modifications necessary to ensure that the Privacy Rule worked as intended.

        The Privacy Rule establishes, for the first time, a foundation of Federal protections for the privacy of protected health information. The Privacy Rule does not replace Federal, State, or other laws that grants individuals even greater privacy protections, and covered entities are free to retain or adopt more protective policies or practices.

        We have evaluated the effect of the proposed and final Rules published to date and have developed a task force to address and implement the standards set forth in these rules. The cost of compliance is not expected to be material.

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

SERVICE MARKS

        We have registered with the federal government OPTION CARE®, OptionMed® and MBI®, among others, as service marks. We believe that Option Care is becoming increasingly recognized by many referral sources as representing a reliable, cost-effective source of pharmacy services. We believe that the use of these service marks does not violate or otherwise infringe upon the rights of others.

EMPLOYEES

        As of December 31, 2002, we employed 1,272 persons on a full-time basis and 587 persons on a part-time basis. Of our full-time employees, 98 were corporate management and administrative personnel and the remaining 1,174 were employees of company-owned locations, primarily in clinical, management and administrative positions.

        We consider employee relations to be good. None of our employees is covered by a collective bargaining agreement.

Item 2. PROPERTIES

        Our executive offices, located at 485 E. Half Day Road, Suite 300, Buffalo Grove, Illinois, 60089, consist of approximately 28,786 square feet of leased space, pursuant to a ten-year and three month lease that began in June 2002. Monthly base rent payments will range from approximately $35,000 per month for the first year of the lease to approximately $53,000 per month for the last year, plus applicable real estate taxes and maintenance costs. We have the option to accelerate the expiration date of this lease by three years upon payment of an acceleration fee. This executive office space is adequate to fulfill our needs for the foreseeable future.

        In addition to our executive offices, we have over 50 facilities located in more than 40 cities throughout the United States. These facilities, most of which contain pharmacies, warehouse space and administrative offices, are all leased, with remaining terms ranging from one month to approximately ten years, and consist of approximately 329,000 square feet in total. The offices are in good condition, well maintained, and are adequate to fulfill our operational needs for the foreseeable future. We believe that if necessary, we could replace any of our facility leases without significant additional cost or adverse affect on our business.

        Our most significant building lease commitments, aside from our executive office lease described above, are for facilities in Miramar, FL, Dallas, TX and Bellingham, WA. In early 2002, we signed a lease for a new facility located at 2804 Corporate Way, Miramar, Florida, a suburb of Miami, to replace our previous Miami facility. The new Miramar, Florida lease is for a term of ten years, with monthly base rent ranging from approximately $15,000 per month in the first year of the lease to approximately $19,000 per month in the tenth year. We also signed a lease for a new facility at 10015 Technology Boulevard West, Suite 137, Dallas, Texas in order to consolidate four Dallas area offices into one facility for improved efficiency. The new Dallas, Texas lease is for a five-year term, with monthly payments, including shared operating expenses, of approximately $17,000 per month throughout the lease term. The lease for our facility at 777 West Horton Road, Bellingham, Washington became effective December 1, 2001, is for a term of eight years, and requires base rent payments ranging from $13,000 per month in the first year to approximately $17,000 per month in the last year. Each of these three spaces is adequate to fulfill our needs in these metropolitan areas for the foreseeable future.

Item 3. LEGAL PROCEEDINGS

        From time to time, we are named as a party to legal claims and proceedings in the ordinary course of business. Additionally, from time to time, governmental and regulatory agencies may initiate investigations or proceedings against us in the ordinary course of business, or which have general application to the businesses we operate.

        Option Care has been named as a defendant in a lawsuit filed on September 10, 2002 in the Superior Court, County of Ventura, State of California, under the caption Rios vs. Professional Home Health Services, et. al., No. SC033894. Plaintiffs allege that defendants negligently prepared, sold and dispensed a certain prescription resulting in a fatality. Plaintiffs seek unspecified compensatory damages. Option Care has filed pleadings denying the allegations contained in the complaint, and will continue to vigorously defend this lawsuit. The lawsuit is currently in the early discovery phase. The Company believes that to the extent a monetary award is rendered against Option Care, that monetary award will fall within the limits of the Company's general and professional liability insurance policy coverage for that claim.

        Option Care has been named as a defendant in a lawsuit filed on December 31, 2002 in the District Court, Bexar County, State of Texas under the caption Candace Booker, et. al. vs. Option Care, Inc. et. al, No. 2002 CI 18401. Plaintiffs allege that Option Care negligently prepared a prescription resulting in a fatal injury. Plaintiffs seek unspecified compensatory damages. The lawsuit is currently in the preliminary pleadings and discovery stages. Option Care denies, and intends to vigorously defend against, the allegations contained in the complaint. The Company believes that to the extent a monetary award is rendered against Option Care, that monetary award will fall within the limits of the Company's general and professional liability insurance policy coverage for that claim.

        Aside from these lawsuits, we are not aware of any claims, investigations or proceedings against us or any of our franchisees that we believe are likely to have a material financial impact on us.

        We currently maintain insurance for general and professional liability claims in an aggregate amount of $8 million. We also require each franchisee to maintain general liability and professional liability insurance covering both the franchise and us, at coverage levels that we believe to be sufficient. These policies provide coverage on a claims-made or occurrence basis and have certain exclusions from coverage. These insurance policies generally must be renewed annually. There can be no assurance that insurance coverage will be adequate to cover liability claims that may be asserted against us or that adequate insurance will be available in the future at acceptable cost, if at all. To the extent that liability insurance is not adequate to cover liability claims against us, we will be responsible for the excess.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders through the solicitation of proxies, or by any other means during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Option Care is traded on the Nasdaq National Market under the symbol "OPTN". The following table shows the high and low sale prices for our Common Stock for the periods indicated.

Calendar Quarter	High	Low
2002
Fourth Quarter	$9.54	$5.47
Third Quarter	$14.28	$8.40
Second Quarter	$16.08	$11.60
First Quarter	$16.72	$10.23
2001
Fourth Quarter	$15.79	$10.80
Third Quarter	$17.72	$8.76
Second Quarter	$14.35	$6.75
First Quarter	$8.00	$3.90

        On March 14, 2003, the closing price of our common stock on the Nasdaq National Market was $8.00. As of March 14, 2003, there were approximately 8,519 holders of our common stock. This number includes 228 holders of record by our transfer agent, U.S. Stock Transfer Corporation, and also includes an estimate of the number of stockholders whose shares are held in the name of brokerage firms or other financial institutions. The Company has estimated the number of such stockholders from the number of stockholder documents requested by these firms for distribution to their customers.

        We have not declared or paid cash dividends on our common stock in the past and do not intend to pay dividends on our common stock in the foreseeable future. Our Credit and Security Agreement with J.P. Morgan Business Credit Corporation specifically prohibits the payment of cash dividends throughout the life of this agreement, which has a scheduled expiration date of March 29, 2005.

        All share and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect the pro forma effects of the 5-for-4 stock split completed on May 1, 2002 for shareholders of record as of April 10, 2002.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        In the table below, we provide you with summary historical financial data of Option Care. We have prepared this information using the consolidated financial statements of Option Care for the five years ended December 31, 2002. The financial statements for the five years ended December 31, 2002 have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data reflects our acquisitions, all of which were accounted for using the purchase method of accounting. This summary should be read in conjunction with our Consolidated Financial Statements and Notes thereto, contained elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data:

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(amounts in thousands, except per share data)
Revenue	$320,496	$217,133	$141,274	$120,449	$114,940
Cost of revenue:
Cost of goods	183,329	116,057	68,197	53,864	51,366
Cost of service	37,550	28,599	19,588	16,890	17,743

Total cost of revenue	220,879	144,656	87,785	70,754	69,109

Gross profit	99,617	72,477	53,489	49,695	45,831
Operating expenses	76,077	54,907	40,415	40,411	43,293

Operating income	$23,540	$17,570	$13,074	$9,284	$2,538

Net income (loss)	$14,079	$9,957	$7,455	$4,627	$(691)

Net income (loss) per common share—diluted	$0.67	$0.58	$0.48	$0.31	$(0.05)

Pro forma net income (loss) and net income (loss) per common share—diluted, had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:
Pro forma net income (loss)	$14,079	$10,635	$7,897	$4,995	$(352)

Pro forma net income (loss) per common share—diluted	$0.67	$0.62	$0.51	$0.34	$(0.03)

Weighted average number of shares and equivalents outstanding—diluted	21,136	17,098	15,610	14,908	13,839
Consolidated balance sheet data:
	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Working capital	$61,710	$56,357	$20,994	$11,676	$19,796
Total assets	158,850	125,262	66,825	57,634	59,392
Current portion of long-term debt	261	265	833	142	262
Other current liabilities	27,194	21,077	13,546	18,625	12,790
Long-term debt, less current portion	7,314	353	11,951	8,448	22,096
Stockholders' equity	118,601	100,766	38,668	29,306	23,739

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We provide pharmacy services to patients on behalf of managed care organizations and other third party payors. We contract with payors to provide home infusion therapy, specialty pharmacy and other related services to patients at home or at other alternate-site settings, such as physicians' offices. As of December 31, 2002, our pharmacy and related services are provided locally through our nationwide network of 128 owned and franchised pharmacy locations.

        We have three distinct service lines—infusion and related healthcare services, specialty pharmacy, and other. Summarized information about revenue for each service line is provided in the following table:

	Years ended December 31,
	2002	2001	2000
Revenue:
Infusion and related healthcare services	40.3%	49.6%	48.6%
Specialty pharmacy	56.5%	45.2%	43.1%
Other	3.2%	5.2%	8.3%

Total revenue	100.0%	100.0%	100.0%

        Most of our revenue is generated from managed care contracts and other agreements with commercial third party payors. Our principal managed care contract is with Blue Cross and Blue Shield of Florida, Inc. (BC/BS of Florida). In 2002, 2001 and 2000, approximately 20%, 21% and 24% of our revenue was related to this contract. As of December 31, 2002 and 2001, approximately 9% and 11% of Option Care's accounts receivable was due from BC/BS of Florida.

        Our contract with BC/BS of Florida is terminable by either party on 90 days' notice and, unless terminated, renews annually each September for an additional one-year term. This contract renewed in September 2002 with no changes.

        For the years 2002, 2001 and 2000, respectively, approximately 15%, 14% and 15% of our revenue came from governmental programs such as Medicare and Medicaid. As of December 31, 2002 and December 31, 2001, respectively, approximately 19% and 17% of total accounts receivable were due from these programs.

        Many governmental payors reimburse us for some pharmaceuticals based on that pharmaceutical's average wholesale price. In many cases, we purchase pharmaceuticals at less than average wholesale price (AWP). AWP for most pharmaceuticals is compiled and published by private companies, including First DataBank, Inc. There has been an increase in the number of lawsuits and government investigations against pharmaceutical manufacturers regarding prescription drug pricing and AWP, alleging that manufacturers have misrepresented to First DataBank the actual selling price of certain pharmaceuticals. First DataBank has announced that it will now base average wholesale prices on market prices rather than on prices submitted by the manufacturer. As a result of this change, First DataBank has published a Market Price Survey that reduces the average wholesale price significantly for a number of the products we currently supply to patients. If the average wholesale prices on the products we purchase are reduced, our gross profit margins could decline.

        We have been reducing the number of our franchised locations since 1993 to increase operational efficiency, most often by consolidating, terminating or acquiring franchises. However, since 1998, royalty revenue has been fairly stable. Any losses in royalty revenue due to the reduction in number of franchises have been substantially offset by increased royalty revenue generated by the continuing franchises. Due to increases in revenue from infusion and related healthcare services and from specialty pharmacy services, royalty revenue continues to decline as a percentage of Option Care's total revenue.

        During 2002, we completed five acquisitions. Four of the acquisitions were in new geographical markets and the fifth allowed us to expand our presence in the hemophilia market. The aggregate purchase price for these acquisitions was $17.0 million paid in cash at closing, plus another $5.7 million in additional consideration. We paid $450,000 of the $5.7 million additional consideration during December 2002. The remaining additional consideration is payable in 2003. Acquisitions will remain an integral part of our overall growth strategy.

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

Revenue recognition—contractual adjustments

        Our revenue is primarily derived from the sale of infusible and injectible pharmaceuticals and the provision of related nursing services to patients at alternate-site settings. Most of this revenue is billed under managed care or other contracts, with a small amount billed under government programs, such as Medicare and Medicaid. Billed and unbilled revenue is recorded net of contractual adjustments based on our interpretation of the terms of each managed care contract or government contract or pricing schedule. The accuracy of our recorded net revenue is subject to the accuracy of payor information on file for each patient, and is also subject to our correct interpretation of each underlying contract with respect to reimbursement rates for the drugs and services we provided. If changes are subsequently required to either payor information or our interpretation of the reimbursement rates of our contracts, we adjust revenue in the period that such changes are identified. Such adjustments may have a positive or negative impact on the revenues and results of operations reported for those subsequent periods. Historically, such adjustments have not been significant to our statements of income.

Accounts receivable

        We record our accounts receivable net of contractual adjustments (as described in the preceding paragraph) and net of allowances for doubtful accounts. The procedure for estimating the allowance for doubtful accounts requires significant judgment and assumptions. The allowance for doubtful accounts is estimated based on several factors, including our past accounts receivable collection history, consideration of the age of the accounts receivable at the end of each period, and detailed analysis of the expected collectibility of the amounts receivable from each significant payor based on a number of factors. The allowance for doubtful accounts also considers the fact that in certain circumstances, our accounts receivable may also be subject to retroactive adjustments by payors. Although we believe that our estimation of the net value of our accounts receivable is reasonable, actual collections may differ from our estimates of collectibility, affecting our future financial condition and results of operations.

Goodwill and other intangible assets

        We record goodwill from our acquisitions equal to the excess of the total cost of the acquisitions over the fair value of all identified tangible and intangible assets acquired. In accordance with Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets, issued in June 2001, effective January 1, 2002 we no longer amortize goodwill but rather test our goodwill annually for impairment. Our method of impairment testing consists of comparing the market value of our company to its book value. The market value is equal to the current value of our common stock times the total number of shares outstanding. We completed an initial impairment test as of January 1, 2002, and completed our annual impairment test for 2002 as of October 1, 2002. No impairment was identified from either test. Subsequently, in the fourth quarter we recognized a $350,000 write-down of goodwill related to the planned disposal of two of our pharmacy locations. Prior to adoption of the non-amortization provisions of SFAS No. 141, we had amortized goodwill straight-line over estimated useful lives of 20 to 40 years.

        Other intangible assets primarily consist of non-compete agreements, payor contracts and patient records. These intangible assets are amortized straight-line over periods ranging from two to five years. Their amortization period equals their estimated useful lives, or in the case of non-compete agreements, their contractual term.

RESULTS OF OPERATIONS

        The following table shows certain statement of income items expressed as a percentage of revenue for the years ended December 31, 2002, 2001 and 2000.

	Years ended December 31,
	2002	2001	2000
Revenue	100.0%	100.0%	100.0%
Cost of revenue:
Cost of goods	57.2	53.4	48.3
Cost of service	11.7	13.2	13.8

Total cost of revenue	68.9	66.6	62.1

Gross profit	31.1	33.4	37.9
Operating expenses:
Selling, general and administrative	21.2	23.0	26.5
Provision for doubtful accounts	2.5	1.8	1.6
Amortization of goodwill	0.1	0.5	0.5

Total operating expenses	23.8	25.3	28.6

Operating income	7.3	8.1	9.3
Other expenses:
Other expense, net	0.1	0.0	0.1
Interest expense	0.0	0.6	0.7

Total other expense, net	0.1	0.6	0.8

Income before income taxes	7.2	7.5	8.5
Provision for income taxes	2.8	2.9	3.2

Net income	4.4%	4.6%	5.3%

Years Ended December 31, 2002 and 2001

        For 2002, Option Care's revenue was $320.5 million, an increase of $103.4 million, or 47.6%, from the $217.1 million in 2001. This growth in revenue was driven primarily by acquisitions, by increased penetration of existing managed care relationships, and by the establishment of new managed care and manufacturer relationships. Pharmacies acquired in 2002 and 2001 accounted for approximately $56.4 million, or 54.4%, of the revenue growth. Increases in same store sales accounted for the remaining $47.0 million in revenue growth. Roughly half of this $47.0 million was from increased sales of specialty pharmaceuticals by our Florida OptionMed® pharmacies, whose revenue is predominantly driven by our contract with Blue Cross and Blue Shield of Florida. The remaining increase was due to our efforts to increase market penetration of our specialty pharmacy services, and to same store increases in patient census for our core home infusion therapies.

        The following table sets forth our revenue by product line:

	Years Ended December 31,
	2002		2001		2000
	Amounts	% of Revenue	Amounts	% of Revenue	Amounts	% of Revenue
	(amounts in thousands)
Revenue:
Infusion and related healthcare services	$129,146	40.3%	$107,643	49.6%	$68,617	48.6%
Specialty pharmacy	181,049	56.5%	98,166	45.2%	60,949	43.1%
Other	10,301	3.2%	11,324	5.2%	11,708	8.3%

Total revenue	$320,496	100.0%	$217,133	100.0%	$141,274	100.0%

        Breaking down our 2002 revenue by product line, our infusion and related healthcare services revenue increased 20.0%, from $107.6 million in 2001 to $129.1 million in 2002. Specialty pharmacy revenue showed a much higher growth rate, with revenue increasing 84.4% from $98.2 million in 2001 to $181.0 million in 2002. Other revenues declined 9.0%, from $11.3 million in 2001 to $10.3 million in 2002. The increase in infusion and related healthcare services revenue was primarily from acquisitions. Current year same store infusion and related healthcare services revenues remained fairly consistent with the prior year. The large increase in specialty pharmacy revenue was divided in near equal proportion among three sources: increases in same store sales, increased volume under our OptionMed® contracts, primarily our contract with Blue Cross and Blue Shield of Florida, and incremental revenue from 2002 and 2001 acquisitions. The overall increase in specialty pharmacy revenue is due to several factors, including efforts to cross-sell specialty pharmaceuticals to our existing infusion pharmacy managed care clients, and due to volume increases under our existing specialty pharmacy contracts. We also expanded our specialty pharmacy product line through acquisitions and through partnering with specialty drug manufacturers, and increased market penetration for existing products, such as Synagis®. Other revenues for 2002 consist of $8.1 million in royalties and related fees from our franchises, $1.3 million of MBI software sales and support, and $900,000 of other miscellaneous revenues. In the prior year, other revenue consisted of $8.6 million of royalties and related fees, $1.5 million of MBI software sales and support and $1.2 in other miscellaneous revenues. The $500,000 decline in royalties was primarily due to a small reduction in the number of franchise locations in 2002. The $200,000 decline in MBI software revenue was due to the lack of new sales of the current MBI software, which is not being actively marketed because MBI is in the final beta testing stages of a new, browser-based software which will be released in 2003.

        Our 2002 gross profit of $99.6 million represents an increase of $27.1 million, or 37.4%, over our gross profit of $72.5 million in 2001. The increase in gross profit was the result of our revenue increase of $103.4 million. As a percentage of revenue, our overall gross profit margin declined from 33.4% in

2001 to 31.1% in 2002. This overall decline is due to stronger sales of specialty pharmaceuticals, which typically have a higher cost and lower margin than home infusion drugs and services. The gross profit margins of our two primary service lines, infusion and related healthcare services and specialty pharmacy, remained fairly stable year to year. For infusion and related healthcare services, our gross profit margin increased from 41.5% in 2001 to 43.1% in 2002. This increase was due to changes in therapy mix. Our specialty pharmacy gross profit margin increased from 17.2% in 2001 to 18.8% for 2002. The increase is also due to changes in product mix, notably the increase in sales of blood factor products, which have a higher gross profit margin than most of our other specialty pharmacy products.

        Total operating expenses increased to $76.1 million in 2002, which was an increase of $21.2 million, or 38.6%, over 2001. Acquisitions accounted for approximately $17.0 million, or 80.2%, of this increase, through overhead expenses incurred directly by the acquired offices and through incremental increases in corporate staffing necessary to oversee the management of their operations. Of the remaining $4.2 million increase in operating expenses, $1.7 million was related to a charge for the planned disposal of our company-owned pharmacies in Bullhead City, Arizona and Grand Junction, Colorado. Most of the remaining $2.5 million was related to an increase in the provision for doubtful accounts, offset in part by a decrease in amortization of goodwill resulting from the adoption of SFAS No. 142 on January 1, 2002.

        Our provision for doubtful accounts increased by $3.9 million, or 101.3%, from $3.8 million in 2001 to $7.7 million in 2002. The primarily reason for this increase was our 47.6% increase in revenue in 2002 versus the prior year. As a percentage of revenue, the provision for doubtful accounts increased from 1.8% in 2001 to 2.4% in 2002. Increasing reserves related to acquisitions in general, and more specifically due to our consolidation of four Dallas, Texas area offices into one office were the primary causes of this increase in percentage. Another factor was a charge of $667,000 to the provision for doubtful accounts which was part of the overall $1.7 million charge related to our planned disposal of our company-owned pharmacies in Bullhead City, Arizona and Grand Junction, Colorado.

        Goodwill amortization expense decreased from $1.1 million in 2001 to $350,000 in 2002. In keeping with the provisions of SFAS No. 142, we no longer amortize goodwill but instead complete annual tests of our goodwill for impairment. We completed our annual impairment test as of October 1, 2002 and identified no impairment at that time. However, we subsequently initiated plans to dispose of our operations in Bullhead City, Arizona and Grand Junction, Colorado. As part of an overall charge related to the planned disposal of these pharmacies, we recognized an impairment charge of $350,000 in the fourth quarter of 2002.

        Interest expense for 2002 was $200,000, compared to $1.2 million in 2001. This 86.4% decline was due to lower debt levels resulting from the underwritten public offering of stock we completed in October 2001. Prior to the completion of this stock offering, we had accumulated nearly $30 million in debt from funding the acquisitions we completed in the first half of 2001. The stock offering generated $50 million in cash, and we paid off this debt balance in the fourth quarter of 2001. Our current year interest expense was mostly incurred during the second half of 2002, as we borrowed on our credit facility to finance the acquisition of Allina Health System's infusion pharmacy operations in July 2002.

        The income tax provision increased by $2.8 million, or 45.3%, for 2002 compared to the prior year. This increase approximates our 42.9% increase in income before income taxes in 2002 compared to 2001. As a percentage of income before income taxes, our provision increased from 38.7% in 2001 to 39.3% in 2002. This slight increase was due to an increase in business in states with higher state income tax rates.

        Our 2002 net income was $14.1 million, which represents an increase of $4.1 million, or 41.4%, over the $10.0 million net income in 2001. This increase was primarily due to expansion of our business through acquisitions and emphasis on increasing market penetration for specialty pharmaceuticals. Net income equaled 4.4% of revenue in 2002 compared to 4.6% of revenue in 2001. This decline in net income as a percentage of revenue was primarily due to a $1.7 million charge related to the decision to dispose of our Bullhead City, Arizona and Grand Junction, Colorado offices and to our increase in provision for doubtful accounts, particularly for our Dallas, Texas area operations. These factors were partially offset by our reduction in interest expense. The 41.4% increase in net income resulted in a 15.5% increase in earnings per diluted share, which climbed to $0.67 in 2002 versus $0.58 in 2001. Diluted shares increased from 17.1 million for 2001 to 21.1 million for 2002. This 4.0 million share increase was primarily due to the effect of our underwritten public offering of stock completed in October 2001. The full effect of this offering was reflected in our 2002 weighted average share counts, while only about 20% of the effect was reflected in the prior year share counts. Other factors increasing our diluted shares outstanding included stock option exercises and the issuance of shares under Option Care's employee stock purchase plan. All share and per share amounts presented in this Annual Report on Form 10-K have been adjusted to reflect the 5-for-4 stock split we completed in April 2002.

        Net cash flow provided by operations in 2002 was $12.0 million, compared to $9.1 million used by operations in 2001. The primary reasons for this $21.1 million change were our increased net income and a change in the structure of the acquisitions we completed in 2002 compared to those completed in 2001. For the majority of our 2001 acquisitions, we did not purchase accounts receivable from the sellers, causing those acquired offices to have initial negative operating cash flows until we started collecting on post acquisition revenue. For most of our 2002 acquisitions, we did acquire accounts receivable, minimizing initial negative operating cash flows. Acquisitions used $5.5 million of cash flow from operations, while existing operations provided $17.5 million of cash flow from operations. For acquisitions, growth in accounts receivable balances due to integration and consolidation issues, particularly in our Dallas, Texas offices, was the main cause of their negative operating cash flow. For our existing business, the $17.5 million cash flow from operations was due to our increased net income, combined with a reduction in our days sales outstanding as of December 31, 2002 compared to December 31, 2001. This reduction was in part due to the increase in specialty pharmacy revenue, which tends to have a shorter collection cycle than home infusion and other related services.

        Net cash flow used in investing activities for 2002 was $28.3 million, compared to $19.9 million used in 2001. We used $20.9 million in 2002 to fund our five acquisitions and the additional consideration due on prior years' acquisitions. In 2001, we used $17.4 million to fund acquisitions. Option Care used $7.3 million in cash during 2002 to acquire equipment and other fixed assets, compared to $2.8 million used for such purchases in 2001. Of the current year's total $7.3 million use of cash to acquire equipment and other fixed assets, $2.7 million was for infusion pumps and other revenue-producing medical equipment, and $1.5 million was spent on the development of software, the majority of which was for the development of MBI's new Emphsys system. Another $1.0 million was spent on leasehold improvements related to the build-out of our new corporate offices and on the relocation of several of our company-owned pharmacies. The remaining $2.1 million was used to upgrade computer systems and for various other office furniture and equipment.

        Financing activities provided $8.3 million in cash in 2002 compared to $37.5 million provided in 2001. In 2002, our primary source of financing cash flow was borrowings of $7.1 million under our Credit and Security Agreement with JP Morgan Business Credit Corporation. These borrowings help fund our acquisitions in 2002. In securing this agreement, we used $600,000 in cash to pay the loan fees and other related costs. During 2001, we repaid a net amount of $12.6 million owed under our previous credit facility. Our underwritten public stock offering in October 2001 generated $49.7 million in cash, and made it possible for us to pay off our existing credit facility debt balance. In 2002, we made payments of $300,000 on capital leases, loans and notes payable, while in the prior year, our net repayment was zero as proceeds from signing new notes offset our payments on existing debts. In 2002, $2.1 million in cash was provided from the issuance of common stock, both from the exercise of stock options and from employees' purchase of stock under our employee stock purchase plan. In the prior year, $1.2 million in cash was provided through these means.

Years Ended December 31, 2001 and 2000

        Our revenue increased by $75.9 million, or 53.7%, to $217.1 million in 2001. This $75.9 million growth in revenue during 2001 was primarily from pharmacies acquired in 2000 and 2001, and due to increased sales of both infusion therapy drugs and specialty drugs. Approximately $39.0 million, or 51.4% of the overall revenue growth was from infusion and related healthcare services, and $37.2 million, or 49.0% of the increase was from sales of specialty pharmaceuticals, offset by a $400,000 decline in other revenue. The increases in both infusion and specialty pharmacy revenues were due to acquisitions, same store sales increases, and a revenue increase of $15.5 million in our OptionMed® offices, primarily due to higher sales volume under our contract with Blue Cross and Blue Shield of Florida. Other revenues, which consist of royalty fees, software sales and support and other miscellaneous revenues declined by 3.4%, or $400,000, in 2001 versus 2000. A reduction in new sales of MBI software products was the primary reason for this decline.

        Our 2001 gross profit of $72.5 million represented an increase of $19.0 million, or 35.5%, over 2000. This increase was primarily attributed to the $75.9 million increase in revenue. However, as a percentage of revenue, our gross profit margin declined from 37.9% in 2000 to 33.4% in 2001. This decrease is due to the stronger growth in sales of specialty pharmaceuticals relative to sales of home infusion drugs and services. Specialty pharmaceuticals are higher cost, lower margin products, and therefore generate a lower gross profit percentage than our infusion therapy products. A reduced pricing schedule under Option Care's contract with Blue Cross and Blue Shield of Florida, which became effective at the beginning of the second quarter of 2001, was part of the reason for our overall decline in gross profit margin percentage. However, due to increased sales volume, the gross profit generated by our regional specialty pharmacy segment increased by $500,000 over the prior year.

        Total operating expenses increased by $14.5 million, or 35.9%, in 2001 compared to the prior year. Approximately $12.1 million of this increase resulted from our acquisitions completed in 2000 and 2001, consisting of the operating expenses incurred directly by those newly acquired offices and the increases in corporate staffing required to support them. The remaining $2.4 million increase was due to a variety of factors, including increases in the cost of providing health insurance to our employees, and increases in staffing and various other operating expenses necessary to manage increased revenues and patient volume. Our provision for doubtful accounts increased by $1.6 million, or 67.6%, from 2000 to 2001. This increase is directly related to the 53.7% increase in revenue over this period. As a percentage of revenue, the provision for doubtful accounts increased from 1.6% in 2000 to 1.8% in 2001. This slight increase was due to the greater increase in infusion revenue relative to specialty pharmacy revenue in 2001. The increase was expected. Our infusion and related healthcare services service line typically incurs a slightly higher level of bad debts than our specialty pharmacy service line because of having to bill proportionately more claims to more payors to generate the same revenues. Goodwill amortization expense increased by $400,000 due to additional goodwill resulting from our 2001 acquisitions and additional consideration paid on our 1996, 1997, and 2000 acquisitions.

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

        We recorded net income of $10.0 million in 2001, which represents an increase of $2.5 million, or 33.6%, over the $7.5 million in 2000. Net income equaled 4.6% of revenue in 2001 compared to 5.3% of revenue in 2000. This decline in net income as a percentage of revenue was primarily due to the increase in sales of specialty pharmaceuticals by both our OptionMed® pharmacies and our Option Care pharmacies. Specialty pharmaceuticals are higher cost, lower margin drugs than our home infusion products, and therefore produce a lower net income percentage. Another factor contributing to the decline in net income as a percentage of revenue was the price reductions under our managed care contract with Blue Cross and Blue Shield of Florida. As a result of the increase in net income, earnings per diluted share increased 20.8%, from $0.48 in 2000 to $0.58 in 2001. Our 33.6% increase in net income more than offset the 9.5% increase in diluted shares outstanding. The increase in diluted shares outstanding was primarily due to the weighted average impact of our issuance of 3,575,000 new shares of common stock in October 2001 through an underwritten public offering. Other factors increasing our diluted shares outstanding included stock option exercises and the issuance of shares under Option Care's employee stock purchase plan.

        Net cash flow used by operations in 2001 was $9.1 million, compared to $7.8 million provided by operations in 2000. Of the $9.1 million use of cash by 2001 operations, $16.2 million was used to fund the operational cash needs of businesses acquired in 2000 and 2001. In all but one of these acquisitions, we did not purchase the existing accounts receivable. Therefore, our $16.2 million use of cash by our acquisitions can be directly attributed to the $17.8 million buildup of accounts receivable from their operations after purchase. In addition to the $17.8 million increase in accounts receivable attributed to our acquisitions, another $12.2 million of increase in accounts receivable came from the growth in revenues of our ongoing operations. These ongoing operations provided $7.1 million in operating cash flows in 2001, primarily due to their overall profitability.

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

        The following table summarizes Option Care's contractual obligations and other commitments as of December 31, 2002. See Notes 7 and 11 to the Consolidated Financial Statements for more detail.

		Payments by Period
	Total	2003	2004	2005	2006	2007+
	(in thousands)
Operating leases	$21,249	$4,414	$3,795	$3,012	$2,455	$7,573
Pharmaceutical purchase obligations	14,894	10,586	4,308	—	—	—
Business acquisitions obligations	14,599	14,599	—	—	—	—
Credit facility	7,093	—	—	7,093	—	—
Other long-term debt	506	280	139	25	17	45

Total contractual cash obligations	$58,341	$29,879	$8,242	$10,130	$2,472	$7,618

QUARTERLY INFORMATION

        The following table presents certain quarterly statement of income data for the years ended December 31, 2002 and 2001. The quarterly statement of income data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2002				2001
	Q4(1)	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(in thousands, except per share amounts)
Revenue	$91,391	$80,873	$75,525	$72,707	$65,232	$56,093	$49,903	$45,905
Gross profit	28,011	25,370	23,573	22,663	20,754	18,760	17,347	15,616
Income before income taxes	4,880	6,446	6,176	5,701	4,847	4,056	3,856	3,476
Net income	2,950	3,916	3,751	3,462	3,009	2,477	2,341	2,130
Basic income per share	0.14	0.19	0.18	0.17	0.16	0.16	0.15	0.14
Diluted income per share	$0.14	$0.19	$0.18	$0.16	$0.15	$0.15	$0.14	$0.13

(1)
The Q4 2002 income before income taxes reflects a charge of $1,700 related to the planned disposal of two pharmacy locations. Absent this charge, basic income per share and diluted income per share were each $0.19.

        Option Care's results of operations are partially affected by seasonal factors. One of the specialty drugs that we distribute, Synagis®, is a preventive drug used to protect high-risk pediatric patients against respiratory synctial virus. The virus is seasonal, primarily affecting patients during the months from October through April. Our quarterly revenue from sales of Synagis® in 2002 and 2001 was as follows (in thousands):

	2002				2001
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Synagis® revenue	$8,205	$362	$2,601	$7,013	$4,219	$—	$984	$3,891

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations and acquisitions from operating cash flows, common stock offerings and borrowings. Our principal demands for liquidity are working capital, acquisition activities and debt service.

        On March 29, 2002, we entered into a $60 million revolving Credit and Security Agreement with J.P. Morgan Business Credit Corporation, which serves as Advisor, J.P. Morgan Chase Bank, which serves as Administrator, Collateral Agent and Arranger, and LaSalle Bank, National Association, which serves as Co-Agent. The credit facility requires us to meet certain financial covenants. Option Care paid a facility fee of approximately $400,000 upon signing the agreement. The agreement provides for a commitment fee, calculated and paid quarterly on a sliding scale from 0.45% to 0.25%, based on the average daily unused portion of the facility. For a fee, Option Care may secure up to $5 million in letters of credit. Depending on our level of borrowing under the agreement, Option Care may select interest rates ranging from the Eurodollar Rate plus 2% to 2.75%, or the bank's reference rate plus 0% to 0.75%. The agreement expires on March 29, 2005.

        Availability under the facility is related to various percentages of Option Care's net outstanding accounts receivable and inventory balances, less certain capped and ineligible amounts, as defined in the agreement. Overall borrowings under the agreement will be limited to the lesser of the remaining Availability under the agreement and the total allowable collateral borrowing base. Based on our accounts receivable and inventory balances as of December 31, 2002, we have additional borrowing availability of $32.3 million over our current outstanding balance of $7.1 million under the facility.

        The facility is secured by substantially all of our assets. In addition to customary events of default, the facility provides that a change in control of the Company would give rise to an event of default. We are prohibited from declaring and paying cash dividends on our common stock during the life of this agreement.

        Our total working capital as of December 31, 2002 was $61.7 million, compared to $56.4 million as of December 31, 2001. The $5.3 million increase in working capital year over year was primarily due to the $18.4 million increase in accounts receivable during the period, less the $8.0 million reduction in cash and cash equivalents and less the $3.5 million increase in deferred purchase price liabilities. The primary driver of all of these changes was our acquisition activity during 2002, which increased the scale of our business and thus our accounts receivable, and reduced our cash reserves.

        We intend to fund our future capital needs through operating cash flows and borrowings on our credit facility. In the event that additional capital is required beyond the limitation of our credit facility, we may not be able to obtain such capital from other sources on terms acceptable to us, if at all.

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

Item 7(A).    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. We utilize a mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2003. As of December 31, 2002, our fixed-rate debt was $500,000 and our variable-rate debt was $7.1 million. As of December 31, 2001, our fixed rate debt was $600,000, and we had no variable-rate debt. Based on our variable-rate debt balance at December 31, 2002, a one percent increase in interest rates would increase annual interest expense by $71,000.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements and Financial Statement Schedule are included in Part III, Item 15(a)(1) and (2) of this Annual Report on Form 10-K.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Option Care, Inc.

        We have audited the accompanying consolidated balance sheets of Option Care, Inc. and subsidiaries (Option Care) as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of Option Care's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Option Care, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, Option Care changed its method of accounting for goodwill.

ERNST & YOUNG LLP

Chicago, Illinois
February 14, 2003

Option Care, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$488	$8,511
Trade accounts receivable, less allowance of $7,019 and $5,580, respectively	74,694	56,341
Current portion of notes receivable, less allowance of $37 and $60, respectively	74	73
Inventory	7,538	6,388
Deferred income tax benefit	3,701	3,038
Prepaid expenses	1,284	856
Other current assets	1,386	2,492

Total current assets	89,165	77,699
Equipment and other fixed assets, net	11,898	7,330
Goodwill, net	55,412	38,384
Other intangible assets, net	1,696	1,555
Non-current deferred portion of income tax benefit	145	—
Other long-term assets	534	294

Total assets	$158,850	$125,262

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$261	$265
Trade accounts payable	14,559	11,117
Income tax payable	119	367
Accrued wages and related employee benefits	5,373	4,752
Deferred purchase price liability	5,299	1,799
Accrued expenses	1,844	3,042

Total current liabilities	27,455	21,342
Long-term debt, less current portion	7,314	353
Long-term deferred income tax liability	4,178	1,854
Minority interest	934	468
Other long-term liabilities	368	479

Total liabilities	40,249	24,496
Stockholders' equity:
Preferred stock, $.01 par value, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 60,000 shares authorized, 20,588 and 20,046 shares issued and outstanding, respectively	206	200
Common stock to be issued, 167 and 191 shares, respectively	1,371	1,270
Additional paid-in capital	101,777	98,128
Retained earnings	15,247	1,168

Total stockholders' equity	118,601	100,766

Total liabilities and stockholders' equity	$158,850	$125,262

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years ended December 31,
	2002	2001	2000
Revenue:
Infusion and related healthcare services	$129,146	$107,643	$68,617
Specialty pharmacy	181,049	98,166	60,949
Other	10,301	11,324	11,708

Total revenue	320,496	217,133	141,274
Cost of revenue:
Cost of goods	183,329	116,057	68,197
Cost of service	37,550	28,599	19,588

Total cost of revenue	220,879	144,656	87,785

Gross profit	99,617	72,477	53,489
Operating expenses:
Selling, general and administrative expense	67,980	49,999	37,444
Provision for doubtful accounts	7,747	3,849	2,297
Amortization of goodwill	350	1,059	674

Total operating expenses	76,077	54,907	40,415

Operating income	23,540	17,570	13,074
Other income (expense), net:
Interest expense	(166)	(1,225)	(1,027)
Minority interest expense	(84)	(216)	(296)
Other income (expense), net	(87)	106	169

Total other expense, net	(337)	(1,335)	(1,154)

Income before income taxes	23,203	16,235	11,920
Provision for income taxes	9,124	6,278	4,465

Net income	$14,079	$9,957	$7,455

Net income per common share:
Basic	$0.68	$0.61	$0.49

Diluted	$0.67	$0.58	$0.48

Shares used in computing net income per common share:
Basic	20,656	16,445	15,169

Diluted	21,136	17,098	15,610

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock				Retained Earnings (Accumulated Deficit)
			Common Stock to be Issued	Additional Paid-In Capital		Stockholders' Equity
	Shares	Amount
December 31, 1999	14,366	$144	$740	$44,666	$(16,244)	$29,306
Net income	—	—	—	—	7,455	7,455
Common stock to be issued, net	—	—	(388)	—	—	(388)
Issuance of common stock	803	8	—	1876	—	1,884
Income tax benefit from exercise of stock options	—	—	—	411	—	411

December 31, 2000	15,169	152	352	46,953	(8,789)	38,668
Net income	—	—	—	—	9,957	9,957
Common stock to be issued, net	—	—	918	—	—	918
Issuance of common stock	4,877	48	—	50,422	—	50,470
Income tax benefit from exercise of stock options	—	—	—	753	—	753

December 31, 2001	20,046	200	1,270	98,128	1,168	100,766
Net income	—	—	—	—	14,079	14,079
Common stock to be issued, net	—	—	101	—	—	101
Issuance of common stock	542	6	—	2,005	—	2,011
Income tax benefit from exercise of stock options	—	—	—	1,644	—	1,644

December 31, 2002	20,588	$206	$1,371	$101,777	$15,247	$118,601

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income	$14,079	$9,957	$7,455
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,355	3,890	3,037
Provision for doubtful accounts	7,747	3,849	2,297
Deferred income taxes	1,516	1,191	(200)
Income tax benefit from exercise of stock options	1,644	753	411
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts and notes receivable	(19,297)	(29,919)	(6,354)
Inventory	(40)	(1,868)	1,421
Prepaid expenses and other current assets	(43)	(2,497)	331
Trade accounts payable	1,749	4,051	(128)
Accrued wages and related benefits	621	713	432
Income tax payable	(248)	(133)	(123)
Accrued expenses and other liabilities	(91)	922	(813)

Net cash provided by (used in) operating activities	11,992	(9,091)	7,766

Cash flows from investing activities:
Purchases of equipment and other, net	(7,286)	(2,752)	(961)
Other assets, net	(63)	268	(697)
Payments for acquisitions, net of stock to be issued	(20,938)	(17,421)	(7,559)

Net cash used in investing activities	(28,287)	(19,905)	(9,217)

Cash flows from financing activities:
Cash overdraft	—	(770)	(3,194)
Increase in financing costs	(608)	—	—
Net borrowings (payments) under credit agreements	7,093	(12,609)	4,292
Payments on capital leases	(218)	(68)	(160)
Proceeds (payments) of notes payable	(107)	68	—
Issuance of common stock	2,112	50,886	513

Net cash provided by financing activities	8,272	37,507	1,451

Net increase (decrease) in cash and cash equivalents	(8,023)	8,511	—
Cash and cash equivalents, beginning of year	8,511	—	—

Cash and cash equivalents, end of year	$488	$8,511	$—

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

(a) Description of Business

        Option Care, Inc. provides specialty pharmacy services, infusion therapy and other ancillary healthcare services through a national network of company-owned and franchised locations. Through our wholly-owned OptionMed® subsidiary, we contract with managed care organizations and physicians to become their specialty pharmacy, dispensing and delivering specialty pharmaceuticals, assisting with clinical compliance information and providing pharmacy consulting services. Through our established national network of 128 Option Care pharmacy locations, we contract with managed care organizations, third party payors, hospitals, physicians and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients' homes or other non-hospital settings. Many of our locations provide other ancillary healthcare services as well, such as nursing, respiratory therapy and durable medical equipment. In addition, we operate Management by Information, Inc. (MBI), a supplier of data management products and support services to the infusion and home medical equipment industry.

        As of December 31, 2002, we had 128 locations operating in 33 states. Existing offices include 88 offices owned and operated by franchise owners and 40 offices owned and operated by Option Care.

(b) Principles of Consolidation

        The consolidated financial statements include Option Care and all of its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. We own 60% of a subsidiary corporation that was acquired effective April 1, 2002, and we also own 80% of another subsidiary that operates two pharmacies in Pennsylvania. In addition, we have one 50 percent owned subsidiary, which is a limited liability company (LLC). Per the operating agreement for this LLC, Option Care is the managing partner and has complete operational control. All remaining subsidiaries are wholly owned.

(c) Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. We believe that our most significant estimates, and those involving a higher degree of judgment and/or complexity are (i) revenue recognition and estimation, (ii) determination of required allowances for doubtful accounts receivable, and (iii) ability to recover the carrying value of our goodwill and other intangible assets.

(d) Cash and Cash Equivalents

        Option Care considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(e) Financial Instruments

        The fair value of Option Care's financial instruments approximates their carrying value.

(f) Inventory

        Inventory, which consists primarily of pharmaceuticals and medical supplies, is stated at cost, which approximates market, and is accounted for on the first-in, first-out (FIFO) basis. Option Care does not count or value out-of-date or obsolete inventory. Therefore, a reserve for obsolete inventory is not needed.

(g) Long-Lived Assets

        Equipment and other fixed assets are stated at cost. Equipment purchased under capital leases is stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease. Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets. Existing equipment is being amortized over lives of three to seven years. Leasehold improvements and equipment purchased under capital leases are amortized on the straight-line method over the lease term or estimated useful life of the asset. Software development costs are amortized over three to five years, based on the anticipated life of the product. For software developed for outside sale, monthly amortization begins once the product becomes available for market release, and is calculated on the straight-line method. For software developed strictly for internal use, monthly amortization begins once the product becomes usable, and is also calculated on the straight-line method.

        Intangible assets such as non-compete agreements and patient records, arising from certain of Option Care's acquisitions, are being amortized on a straight-line basis over the estimated useful life of each asset, ranging from two to five years. The value assigned to each intangible asset at the time of acquisition is based on an evaluation of the estimated future financial benefit to be realized from that asset. The gross value of our intangible assets as of December 31, 2002 was $2.9 million, less accumulated amortization of $1.2 million, while as of December 31, 2001, gross intangible assets was $3.0 million, less accumulated amortization of $1.4 million.

        Long-lived assets and intangibles assets other than goodwill are reviewed for impairment in value based upon non-discounted future cash flows, and appropriate losses are recognized whenever the carrying amount of an asset may not be recovered. No such impairment was noted as of December 31, 2002.

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

(i) Common Stock to be Issued

        As of December 31, 2002, Option Care had obligations to issue 167,473 shares of common stock with a value of $1.4 million. Of this stock to be issued, 128,750 shares with a value of approximately $900,000 were issued by February 1, 2003 to employees who participated in Option Care's Employee Stock Purchase Plan (2001). Another 38,723 shares, valued at $500,000, still remain to be issued as partial consideration for one of our 2001 acquisitions, pending achievement of certain financial milestones. As of December 31, 2001, we had obligations to issue 191,296 shares of common stock, which consisted of 151,104 shares issued in February 2002 under the employee stock purchase plan for the 2001 plan year, 38,723 shares issuable as partial consideration for one of our 2001 acquisitions, and 1,469 shares issued January 2002 related to December 2001 stock option exercises. The value of shares to be issued as of December 31, 2001 was approximately $1.3 million.

(j) Stock-Based Compensation

        Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Option Care has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of Option Care stock at the date of grant over the amount an employee must pay to acquire the stock. Option Care grants options at fair market value and therefore recognizes no compensation expense.

        In 2002, three individuals exercised options based upon accelerated vesting approved by the Board of Directors. The total compensation expense recorded was $151,000.

        Had compensation cost for Option Care's stock-based compensation plan been determined based on FASB Statement No. 123, Option Care's net income and income per common share in 2002, 2001 and 2000 on a pro-forma basis would have been (in thousands, except per share amounts):

	2002	2001	2000
Net income:
As reported	$14,079	$9,957	$7,455
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	99	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for the following awards:
Stock option grants	(2,138)	(860)	(142)
Employee stock purchase plan issuance of shares	(308)	(152)	(67)

Pro forma	$11,732	$8,945	$7,246

Net income per common share—basic:
As reported	$0.68	$0.61	$0.49
Pro forma	$0.57	$0.54	$0.48
Net income per common share—diluted:
As reported	$0.67	$0.58	$0.48
Pro forma	$0.56	$0.52	$0.46

        The fair value of options granted under Option Care's stock option plan during 2002, 2001 and 2000 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield; expected volatility of 63% for 2002, 69% for 2001, and 67% for 2000; weighted average risk free interest rates of 3.03% for 2002, 4.33% for 2001, and 5.00% for

2000; and expected lives of four years for 2002 and five years for each of 2001 and 2000. The weighted average per share fair values of options granted in 2002, 2001 and 2000 were $6.09, $6.68 and $2.99, respectively.

(k) Revenue Recognition

        We generate revenue from managed care contracts and other agreements with commercial third party payors. Our principal managed care contract is with Blue Cross and Blue Shield of Florida. For the years 2002, 2001 and 2000, respectively, approximately 20%, 21% and 24% of our revenue was related to this contract. As of December 31, 2002 and 2001, approximately 9% and 11% of total accounts receivable was due from Blue Cross and Blue Shield of Florida. Our contract with them is terminable by either party on 90 days' notice and, unless terminated, automatically renews each September for an additional one-year term. In September 2001, we signed a new agreement that expanded the number of potential Blue Cross and Blue Shield of Florida patients we can serve. In September 2002 this contract renewed automatically without change.

        For the years 2002, 2001 and 2000, respectively, approximately 15%, 14% and 15% of our revenue, respectively, was reimbursable through governmental programs, such as Medicare and Medicaid. Approximately 19% and 17% of our accounts receivable as of December 31, 2002 and 2001, respectively, was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term. Option Care believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the government programs.

        Other than discussed above, Option Care's concentration of credit risk relating to trade accounts receivable is limited due to our diversity of patients and payors.

  (i) Infusion and related healthcare services

        Infusion and related healthcare services revenue is reported at the estimated net realized amounts from patients, third party payors and others for goods sold and services rendered. When goods and services are both provided, revenue is recognized upon confirmation that the services were provided and the goods were delivered to the patient. When only goods are provided, revenue is recognized upon confirmation that the goods were delivered. When only services are provided, revenue is recognized when confirmation is received that the service has been provided. Option Care's agreements frequently combine reimbursement such that we receive a single price for both the goods delivered and some or all of the related services provided to the patient. Therefore, revenues cannot be split between product sales and services, and thus we do not separately report revenues and costs from product sales versus services. Revenue under certain third party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third party payor settlements and adjustments are estimated in the period the related services are rendered and are adjusted in future periods as final settlements are determined.

  (ii) Specialty pharmacy services.

        Specialty pharmacy services revenue is reported at the estimated net realized amounts from third party payors and others for the pharmaceutical products provided to physicians, patients, and pharmacies. Most specialty pharmacy revenue and accounts receivable are reimbursed based upon predetermined fee schedules. Revenue is recognized upon shipment of goods to customers.

  (iii) Other revenue.

        Other revenue consists primarily of royalty fees received from our franchises and revenue from the license and support of software products.

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

        Software license, rental and product support revenue is billed by our subsidiary, Management by Information, Inc. (MBI) to a variety of clients, primarily hospital-based or free-standing home infusion providers. Revenue is recognized in the period in which the sales occur or the services are provided. Revenue from software sales is recognized upon delivery of the software product if persuasive evidence of an arrangement exists, sufficient vendor-specific objective evidence exists to support allocating the total fee to all elements of the arrangement, the fee is fixed or determinable, and collection is probable. If there is not sufficient vendor-specific evidence, revenue is not recognized until all services have been provided. Support fees revenue is recognized ratably over the term of the related agreements. Revenue from training fees is recognized as services are performed.

(l) Cost of Revenue

        Cost of revenue consists of two components—cost of goods sold, and cost of services provided. Cost of goods sold consists of the actual cost of pharmaceuticals and other medical supplies dispensed to patients. Cost of services provided consists of all other costs directly related to the production of revenue, such as shipping and handling, pharmacy and nursing wages and other related costs.

(m) Professional and General Liability

        Option Care may be subject to various claims and legal actions that arise in the ordinary course of business. Option Care has professional liability and other insurance to protect against such claims or legal actions. It is the opinion of management that the ultimate resolution of such matters will be adequately covered by the insurance and will not have a material adverse effect on Option Care's financial position, results of operations or liquidity.

(n) Net Income Per Common Share

        On May 1, 2002, Option Care completed a 5-for-4 stock split for shareholders of record as of April 10, 2002. All share and per share amounts for all periods presented have been adjusted to reflect the pro forma effects of this stock split.

        The reconciliation of net income per common share for the years ended December 31, 2002, 2001 and 2000 is as follows: (in thousands, except per share amounts)

	For the Year Ended December 31, 2002
	Income	Shares	Per Share
Basic income per share	$14,079	20,656	$0.68
Effect of dilutive securities	—	480	(0.01)

Diluted income per share	$14,079	21,136	$0.67

	For the Year Ended December 31, 2001
	Income	Shares	Per Share
Basic income per share	$9,957	16,445	$0.61
Effect of dilutive securities	—	653	(0.03)

Diluted income per share	$9,957	17,098	$0.58

	For the Year Ended December 31, 2000
	Income	Shares	Per Share
Basic income per share	$7,455	15,169	$0.49
Effect of dilutive securities	—	441	(0.01)

Diluted income per share	$7,455	15,610	$0.48

        The effect of dilutive securities is primarily from stock options.

(o) Comprehensive Income

        Option Care has no significant components of comprehensive income other than net income.

(p) Related Party Transactions

        Option Care engages in transactions with companies controlled by the Chairman of our Board of Directors. For the years ended December 31, 2002, 2001 and 2000, Option Care purchased strategic consulting services of $177,000, $178,000 and $183,000, respectively, from a company for which the Chairman serves as president. Option Care previously sublet office space to another company for which the Chairman serves as chairman of the board of directors. This arrangement terminated in 2000. During that year, we received rental payments of $32,000 from this company.

        Option Care has obtained $355,000 in legal services during the year ended December 31, 2002 from Ross & Hardies, a firm for which the wife of our Senior Vice President, Secretary and General Counsel is a partner. Under the terms of this arrangement, our Senior Vice President, Secretary and General Counsel's wife is not to be involved in any matters related to Option Care without the approval of our Board of Directors.

(q) Staff Accounting Bulletin No. 101

        Our revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101. The adoption of Staff Accounting Bulletin No. 101 resulted in no material impact to the Company's statement of financial position and results of operations.

(r) Reclassifications

        Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 financial statement presentation.

2. Accounting Changes

        On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, and more frequently if indicators arise, for impairment. We adopted SFAS No. 142 on January 1, 2002, as required. The transition rules of SFAS No. 142 required that the carrying value of goodwill be reviewed for impairment as of the beginning of the fiscal year of adoption.

        The carrying value of Option Care's goodwill as of January 1, 2002 was equal to $38,384,000. Our goodwill relates to our acquisitions of pharmacy and related healthcare service businesses, and was being amortized over periods from 20 to 40 years prior to 2002. In accordance with the requirements of SFAS No. 142, we reviewed the carrying value of goodwill as of January 1, 2002 and conducted our annual test for goodwill impairment on October 1, 2002. No impairment of goodwill was identified. Subsequently, in the fourth quarter Option Care recognized a $350,000 write-down of goodwill related to the decision to dispose of two or our pharmacy locations.

        The following table provides comparative net income and net income per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

	2002	2001	2000
	(in thousands, except per share amounts)
Reported net income	$14,079	$9,957	$7,455
Goodwill amortization, net of tax	—	678	442

Adjusted net income	$14,079	$10,635	$7,897

Basic income per share:
Reported basic income per share	$0.68	$0.61	$0.49
Goodwill amortization, net of tax	—	0.04	0.03

Adjusted basic income per share	$0.68	$0.65	$0.52

Diluted income per share:
Reported diluted income per share	$0.67	$0.58	$0.48
Goodwill amortization, net of tax	—	0.04	0.03

Adjusted diluted income per share	$0.67	$0.62	$0.51

3. Business Combinations

        During 2002, Option Care completed five acquisitions. Four of the acquisitions were in new geographic markets and the fifth allowed us to expand our presence in the hemophilia market. The aggregate purchase price for these acquisitions was $17.0 million paid in cash at closing, plus another $5.7 million in additional consideration. We paid $450,000 of the $5.7 million additional consideration during December 2002. The remainder becomes payable in 2003.

        On July 29, 2002, Option Care acquired certain assets and the related home infusion operations of Allina Health Systems, which operates a network of hospitals in Minnesota and Wisconsin. This acquisition provided Option Care with entry to the Minneapolis/St. Paul metropolitan area, expanding Option Care's presence in the upper Midwest. The effective date of this acquisition was July 1, 2002. The purchase price was $15.1 million, of which $10.0 million was paid in cash at closing and $5.1 million will be payable in 2003, subject to various offsets. Of the total $15.1 million purchase price, $5.3 million was allocated to accounts receivable and other tangible assets, $9.7 million was allocated to goodwill, and $100,000 was allocated to other intangible assets.

        On May 15, 2002, Option Care acquired 100% of the issued and outstanding shares of capital stock of Springville Pharmacy Infusion Therapy, Inc., an independent provider of home infusion therapies in Springville, New York, which is a suburb of Buffalo. This acquisition expanded Option Care's coverage within the state of New York and improves our opportunity to secure statewide contracts. The purchase price was $2.8 million, of which approximately $2.2 million was paid in cash at closing, approximately another $500,000 was paid as additional consideration in the fourth quarter of 2002, and the remaining $100,000 was paid early in 2003. In addition to the $2.8 million purchase price, Option Care assumed approximately $800,000 in liabilities. Of the total $3.6 million cost of the acquisition, $800,000 was allocated to accounts receivable and other tangible assets, $2.7 million was allocated to goodwill, and $100,000 was allocated to other intangible assets.

        On May 6, 2002, Option Care acquired 60% of the issued and outstanding capital stock of Infusion Specialties, Inc., a Houston, Texas based independent provider of specialty pharmaceuticals, primarily focused on treating chronic conditions such as hemophilia and cystic fibrosis. The effective date of this acquisition was April 1, 2002. This acquisition expanded Option Care's market share in Texas and greatly increased our presence in the hemophilia market. The total purchase price for our 60% interest was $2.0 million, and we also assumed $600,000 in liabilities. Of the total purchase price of $2.6 million, $1.8 million was allocated to accounts receivable and other tangible assets, $1.3 million was allocated to goodwill, and less than $100,000 was allocated to other intangible assets, with $500,000 offset as minority interest liability. On April 1, 2003, the Company has the right to purchase and the seller has the right to sell the remaining 40% interest at a price based on the operation's earnings. Option Care has communicated its desire to exercise this option to acquire the remaining 40% and will do so effective April 1, 2003.

        On April 16, 2002, Option Care acquired certain assets and the related home infusion operations of The Mount Sinai Hospital, which is located in New York, New York. This acquisition provides us with entrance into the New York City market, and creates an association with a well-established and respected healthcare institution. This acquisition also furthers our goal of expanding our overall presence in the Northeast. The total purchase price for this acquisition was $1.5 million in cash paid at closing. Of the total purchase price, approximately $300,000 was allocated to inventory and other tangible assets, $1.2 million was allocated to goodwill, and less than $100,000 was allocated to other intangible assets.

        On March 19, 2002, Option Care acquired certain assets and the continuing home infusion operations of American Homepatient, Inc. in the Providence, Rhode Island marketplace. This acquisition furthers Option Care's goal of expanding our overall presence in the Northeast. We paid $1.3 million in cash at closing for this acquisition, of which $400,000 was allocated to inventory and other tangible assets, approximately $900,000 was allocated to goodwill, and a small amount was allocated to other intangible assets.

        A number of our acquisitions from prior years contained provisions obligating us to pay additional consideration in 2002 and/or subsequent years based on various performance measures. During 2002, we paid such additional consideration of $3.5 million in cash, which was related to acquisitions completed in 2001, 2000 and 1996.

        The results of operations of each or our 2002 acquisitions are included in the consolidated statements of income as of the effective date of each acquisition, which is the purchase date, except where otherwise noted.

        The aggregate cost of all acquisitions completed during the year ended December 31, 2002 was as follows:

(in thousands)
Cash	$17,450
Deferred acquisition obligations	5,250
Assumption of liabilities	1,495

$24,195

        The aggregate purchase price was allocated as follows:

(in thousands)
Accounts receivable	$6,785
Inventory	1,216
Property and equipment	642
Other tangible assets	8
Intangible assets	325
Goodwill(1)	15,680
Minority interest	(461)

$24,195

(1)
$11,706 is expected to be deductible for income tax purposes.

        The unaudited pro-forma results of operations, affected by our 2002 acquisitions as if they had occurred as of the beginning of the preceding year, were as follows (in thousands, except per share data):

	2002	2001
Net revenue	$336,390	$258,477
Net income	15,303	11,757
Net income per diluted share	$0.72	$0.69
Diluted shares	21,136	17,098

4. Assets to Be Disposed Of

        In the fourth quarter of 2002, Option Care initiated plans to dispose of two of our company-owned pharmacies, located in Bullhead City, Arizona and Grand Junction, Colorado. We are currently negotiating with potential buyers for these pharmacies. The buyers may become Option Care franchise owners, or we may sell to third parties not affiliated with Option Care. Because of the small size and geographic locations of their markets, these pharmacies do not fit into the strategic geographic profile of markets where we would like to have company-owned locations. In the fourth quarter of 2002, we recorded a pre-tax charge of $1.7 million related to the disposal of these pharmacies. The charge includes $415,000 related to severance for a total of 38 employees at the two locations, and $267,000 for building lease termination costs. These two costs are included in selling, general and administrative expenses in the statements of income. The charge also includes $667,000 related to our expected losses on collection of accounts receivable at these two locations as a result of the decision to dispose. The $667,000 is included in the provision for doubtful accounts in the statements of income. The $1.7 million pre-tax charge also includes $350,000 related to the loss on long-term assets that represents allocated goodwill. This amount is included in amortization of goodwill in the accompanying statements of income.

        The assets held for sale, which equal approximately $300,000, are classified in other current assets in the accompanying balance sheet as we expect to dispose of these assets in 2003. The assets held for sale consists of $100,000 in inventory and $200,000 in long-term assets.

5. Equipment and Other Fixed Assets

        Equipment and other fixed assets consists of the following at December 31 (in thousands):

	2002	2001
Equipment	$16,396	$14,166
Capitalized computer software	2,805	1,306
Leasehold improvements	2,129	1,563

Equipment and other fixed assets	21,330	17,035
Less accumulated depreciation and amortization	9,432	9,705

Equipment and other fixed assets, net	$11,898	$7,330

        Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $3.2 million, $2.1 million and $1.7 million, respectively. For 2002, $1.3 million of the total depreciation expense was included in cost of service, while the remaining $1.9 million was part of selling, general and administrative expenses. For 2001, $500,000 of depreciation expense was included in cost of service, while the remaining $1.6 million was included in selling, general and administrative expenses, and for 2000, $400,000 of depreciation was in cost of service, while $1.3 million was included in selling, general and administrative expenses. In each year, the depreciation expense included in cost of service is from revenue-generating assets, such as durable medical equipment and infusion pumps, that are rented to patients.

        There was no amortization expense for computer software development costs capitalized in 2002. The additional software development costs of $1.5 million in 2002 was for products, such as Emphsys, that were not yet marketed and/or placed in service by December 31, 2002. In each of 2001 and 2000, amortization expense for capitalized computer software was $200,000. This amortization expense related to amortizing the remaining capitalized costs of developing MBI Homecare 5.0, the predecessor of Emphsys. MBI Homecare 5.0 was fully amortized as of December 31, 2001.

6. Other Intangible Assets

        Other intangible assets consists of the following at December 31 (in thousands):

	2002	2001
Non-compete agreements	$1,402	$1,584
Loan origination fees	608	562
Patient records	428	323
Website development costs	236	236
Managed care contracts	219	254
Others	27	70

Other intangible assets	2,920	3,029
Less accumulated amortization	1,224	1,474

Other intangible assets, net	$1,696	$1,555

        Our intangible assets such as non-compete agreements, patient records and managed care contracts were acquired through business acquisition activities. Amortization expense for intangible assets was $800,000, $700,000 and $300,000, respectively, for the years ended December 31, 2002, 2001 and 2000.

        The estimated aggregate amortization expense for intangible assets for each of the next five years is estimated as follows (in thousands):

Year ending December 31,	Amortization expense
2003	$816
2004	621
2005	223
2006	26
2007	10

Total	$1,696

7. Long-Term Debt

        Long-term debt consists of the following at December 31 (in thousands):

	2002	2001
Revolving Credit and Security Agreement, due March 29, 2005(1)	$7,093	$—
Notes payable with maturities through 2009 at interest rates ranging from 8.0% to 8.5%	152	186
Capital lease obligations	330	432

	7,575	618
Less current portion	261	265

Long-term debt	$7,314	$353

(1)
At December 31, 2002, the interest rate on our borrowings was 4.25%.

        Maturities of long-term obligations are (in thousands):

Year Ending December 31, 2002	Notes Payable	Capital Lease Obligations
2003	$35	$245
2004	38	101
2005	21	4
2006	13	4
2007 and beyond	45	—

	$152	354

Less amounts representing interest		24

Present value of net minimum lease payments		$330

        On March 29, 2002, Option Care entered into a $60 million revolving Credit and Security Agreement with J.P. Morgan Business Credit Corporation, which serves as Advisor, J.P. Morgan Chase Bank, which serves as Administrator, Collateral Agent and Arranger, and LaSalle Bank, National

Association, which serves as Co-Agent. The facility requires us to meet certain financial covenants. Option Care paid a facility fee of approximately $400,000 upon signing the agreement. The agreement provides for a commitment fee, calculated and paid quarterly on a sliding scale from 0.45% to 0.25%, based on the average daily unused portion of the facility. For a fee, Option Care may secure up to $5 million in letters of credit. Such letters of credit would reduce our borrowing availability under the facility, dollar for dollar. Depending on our level of borrowing under the agreement, Option Care may select interest rates ranging from the Eurodollar Rate plus 2% to 2.75%, or the bank's reference rate plus 0% to 0.75%. The agreement expires on March 29, 2005.

        Availability under the facility is related to various percentages of Option Care's net outstanding accounts receivable and inventory balances, less certain capped and ineligible amounts as defined in the agreement. Overall borrowings under the agreement will be limited to the lesser of the remaining availability under the agreement and the total allowable collateral borrowing base. As of December 31, 2002, based on our accounts receivable and inventory balances on that date, we have additional borrowing availability of $32.3 million over our current outstanding balance of $7.1 million under the facility.

        The facility is secured by substantially all of Option Care's assets. In addition to customary events of default, the facility provides that a change in control of the Company would give rise to an event of default.

        Option Care leases certain computer equipment, medical equipment, and automobiles under long-term lease agreements. Most of these agreements have terms from 36 to 60 months and are classified as capital leases. The net book values of the computer equipment, medical equipment, and automobiles under capital leases were $323,000 and $452,000 as of December 31, 2002 and 2001, respectively.

8. Provision for Income Taxes

        The income tax provision (benefit) consisted of the following (in thousands):

	Current	Deferred	Total
2002:
Federal	$6,798	$1,355	$8,153
State	810	161	971

	$7,608	$1,516	$9,124

2001:
Federal	$4,551	$1,066	$5,617
State	536	125	661

	$5,087	$1,191	$6,278

2000:
Federal	$4,296	$(184)	$4,112
State	369	(16)	353

	$4,665	$(200)	$4,465

        A reconciliation between the income tax expense recognized in Option Care's Consolidated Statement of Income and the income tax expense computed by applying the U.S. Federal corporate income tax rate of 35% for each of 2002, 2001 and 2000, respectively, to income before income taxes follows (in thousands):

	2002	2001	2000
Computed "expected" tax expense	$8,121	$5,682	$4,172
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	971	661	349
Other, net	32	(65)	(56)

Total provision	$9,124	$6,278	$4,465

        Deferred income tax assets and (liabilities) at December 31, 2002 and 2001 include (in thousands):

	2002		2001
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Allowance for doubtful accounts	$2,755	$—	$2,190	$—
Allowance for notes receivable	15	—	3	—
Accrued expenses	105	—	109	—
Severance accrual	146	—	69	—
Accrued wages and benefits	278	—	235	—
Insurance claims payable	236	—	230	—
Accrued legal fees	33	—	94	—
Deferred compensation	—	116	—	—
Other, net	133	29	108	—

Total deferred tax assets	3,701	145	3,038	—
Deferred tax liabilities:
Tax over book depreciation	—	(602)	—	(253)
Internally developed software	—	(1,101)	—	—
Intangible assets	—	(2,475)	—	(1,501)
Other, net	—	—	—	(100)

Total deferred tax liabilities	—	(4,178)	—	(1,854)

Net deferred income tax asset (liability)	$3,701	$(4,033)	$3,038	$(1,854)

        Option Care believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset.

9. Stock Incentive Plan

        Option Care's Amended and Restated Incentive Plan (1997) (the "Incentive Plan") was originally adopted by the Board and approved by the shareholders on September 11, 1991. The Incentive Plan was amended on each of February 21, 1997, May 12, 2000 and June 4, 2002 through proxy vote of our stockholders. The Incentive Plan provides for the award of cash, stock, and stock unit bonuses, and the grant of stock options and stock appreciation rights ("SARs"), to officers and employees of Option Care and its subsidiaries and other persons who provide services to Option Care on a regular basis. The stockholders and our Board of Directors have reserved 5,625,000 shares for the granting of options under the Incentive Plan, of which 1,521,880 were still available to be granted as of December 31, 2002. All options under the Incentive Plan must be exercised within ten years after the grant date. As of December 31, 2002, no cash, stock, stock unit bonuses or SARs have been granted pursuant to the Incentive Plan.

        The following schedule details the changes in options granted under the Incentive Plan for the three years ending December 31, 2002 (shares in thousands):

	2002		2001		2000
Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,679	$7.21	1,643	$2.93	1,578	$1.38
Granted	1,032	12.07	1,451	11.08	708	4.92
Exercised	(390)	2.93	(254)	1.68	(266)	0.65
Terminated	(526)	11.85	(161)	7.16	(377)	1.91

Outstanding at end of year	2,795	8.73	2,679	7.21	1,643	2.90

Options exercisable at year-end	1,021	2.70	810	2.52	676	1.90

        The following table summarizes information about the Incentive Plan and options outstanding at December 31, 2002 (shares in thousands):

	Options Outstanding
				Options Exercisable
		Weighted-Avg. Remaining Contractual Life
Range of Exercise Prices	Number Outstanding at 12/31/02		Weighted-Avg. Exercise Price	Number Exercisable at 12/31/02	Weighted-Avg. Exercise Price
$ 0.60 to $ 0.80	299	5.7 years	$0.61	300	$0.61
$ 1.80 to $ 3.50	153	4.0 years	$2.99	153	$2.99
$ 4.40 to $ 6.00	641	7.7 years	$5.26	258	$5.15
$ 8.06 to $10.31	506	9.0 years	$9.32	101	$9.64
$12.49 to $13.72	1,196	8.9 years	$13.10	209	$13.17

$ 0.60 to $13.72	2,795	8.1 years	$8.73	1,021	$5.58

10. Employee Benefit Programs

  (a)    401(k) Plan

        Option Care has a defined contribution plan under which the Company may make matching contributions based on employee elective deferrals. The match, if any, is determined at the discretion of the Board of Directors of Option Care, and is set annually prior to the start of each plan year. The plan is intended to qualify as a deferred profit sharing plan under Section 401(k) of the Internal

Revenue Code of 1986. Contributions are invested at the direction of the employee into one or more funds. All full-time, part-time, per visit and per diem employees who have attained the age of 21 with ninety days' continuous service are eligible for participation in the plan. Employees who are eligible to participate in our Deferred Compensation Plan have their maximum contribution to the 401(k) Plan capped at 3%. The amount of expense recognized in 2002, 2001 and 2000 related to this plan totaled $900,000, $600,000 and $400,000, respectively. In each of these years, Option Care elected to match 100% of the first 3% contributed by each employee, and has determined to do so again in 2003.

  (b)    Employee Stock Purchase Plan

        The Company's 2001 Employee Stock Purchase Plan, (ESPP) permits eligible employees the opportunity to acquire shares of Option Care's stock at a discount from fair market value. The ESPP was structured to qualify under Section 423 of the Internal Revenue Code. Through payroll deductions, employees may withhold up to 15% of eligible wages, subject to a maximum annual withholding of $21,250. There are two distinct offering periods. Eligible employees may enroll as of either January 1st or July 1st of each plan year, but not in both. The two offering periods both end on December 31st,. Employees can elect to stop withholding at any time, but may not restart withholding until the beginning of the next plan year. Accumulated withholdings will not be refunded under any circumstances except in the case of termination of employment prior to the end of the offering period, at which time accumulated withholdings will be refunded to the former employee in full. Employees may not change their withholding percentage during the plan year, except for employees who enroll as of January 1st, who may elect to increase or decrease their withholding percentage as of July 1st.

        Under the ESPP, shares are purchased once per year, and are issued by February 1st of the following year. The purchase price is at a 15% discount off the lower of the fair market value at the beginning or the end of the offering periods, as listed on the Nasdaq National Market. The maximum number of shares to be purchased per employee is equal to $25,000 in fair market value of the Company's common stock, calculated as of the beginning of the offering period. For the 2002 plan year, 128,750 shares were issued to 459 employees in February 2003. For the 2001 plan year, 151,104 shares were issued to 364 employees in February 2002.

        Because Option Care's ESPP qualifies under Section 423 of the Internal Revenue Code, no compensation expense is recorded for the 15% discount in purchase price compared to fair market value.

  (c)    Deferred compensation plan

        Option Care implemented a Deferred Compensation Plan (DCP) in 2001 for employees who meet the following criteria: classified as Area Vice President or higher, and met the IRS definition of highly compensated (annual salary of $85,000 or more). The DCP allows such employees to contribute up to 25% of base salary and 100% of bonuses into the plan. Enrollment is annual. Participating employees can stop their contribution to the plan at any time during the plan year, but cannot re-start contributing or change their percentage contribution until the next plan year. Option Care maintains a Rabbi Trust, funded with company owned life insurance, as one method to ensure distribution of participant account balances should a change in control or termination of the DCP occur. Each employee's return on contributed dollars is based on their selection from a menu of mutual funds. Should an employee retire or meet the retirement criteria, they may have their account balance distributed in annuity installments.

Upon separation of employment, Option Care will distribute the participant's DCP account, less all applicable federal and state income taxes.

        Employee contributions to the DCP were approximately $200,000 in each of 2002 and 2001 for a total of $400,000. The deferred compensation liability balance as of December 31, 2002 was $300,000. The cash surrender value of our company-owned life insurance held in a Rabbi Trust is approximately $200,000 as of December 31, 2002. In 2002, the performance of the DCP mutual funds closely mirrored the change in cash surrender value of the company-owned life insurance. Therefore, virtually no compensation expense was recorded in 2002 related to the DCP.

11. Commitments and Contingencies

        Effective April 1, 2002, Option Care purchased 60% of the outstanding capital stock of Infusion Specialties, Inc. (I.S.I.), a specialty pharmacy business in Houston, Texas. As part of the agreement, upon written notice, Option Care had the right to purchase the remaining 40% interest, and the Sellers had the right to require Option Care to buy the remaining 40% interest, at a price based on earnings using a predetermined formula. Both Option Care and the Sellers have mutually provided notice of their intention to exercise this right, and Option Care will acquire the remaining 40% of I.S.I. effective April 1, 2003. The final purchase price is not currently determinable. However, we believe the purchase price will be approximately $8.9 million.

        Two of our asset purchase agreements, one signed in 2001 and one signed in 2000, obligate us to pay additional consideration based on the financial performance of the acquired offices for period ending in 2003. While one of the agreements does not place a maximum value on future payments, we expect that our maximum future obligation under these agreements is approximately $400,000, all of which would become payable in cash in 2003.

        Option Care is subject to claims and legal actions that may arise in the ordinary course of business. However, Option Care maintains insurance to protect against such claims or legal actions. Option Care is not aware of any litigation either pending or filed that might have a potential material impact on our financial position and results of operations.

        We have entered into agreements with one of our vendors that obligate us to purchase minimum amounts of various specialty pharmaceuticals during 2003 and 2004 in return for favorable pricing on those products. The minimum purchase requirements are expressed in units. The approximate dollar value of our minimum future obligations for 2003 and 2004 are $10.6 million and $4.3 million, respectively.

        Option Care leases office space and other equipment under leases that are classified as operating leases. Operating lease expense was $6.8 million, $4.4 million and $3.3 million for 2002, 2001 and 2000, respectively. The future minimum lease payments for our facility and other operating leases with initial or non-cancelable lease terms in excess of one year are as follows (in thousands):

Year ending December 31,	Facility Leases*	Other Leases	Total
2003	$4,087	$327	$4,414
2004	3,515	280	3,795
2005	2,822	190	3,012
2006	2,427	28	2,455
2007 and beyond	7,569	4	7,573

	$20,420	$829	$21,249

*
The facility leases repayment schedule above includes payments due on new leases signed in January 2003 for facilities in Arlington Heights, Illinois and Houston, Texas.

12. Supplemental Cash Flow Information

(in thousands)	2002	2001	2000
Interest and taxes paid:
Interest paid	$186	$1,461	$978

Income taxes paid	6,313	4,539	4,465

Non-cash investing and financing activities:
Stock issued for 1996 and 1997 franchise acquisitions	—	—	1,519

Additions to obligation under loans and capital leases(a)	$210	$443	$61

(a)
Of the $210,000 in additions to loans and capital leases in 2002, $189,000 was from loan and capital lease obligations assumed under business acquisition agreements. For 2001 and 2000, the entire amount of additions was related to capital lease obligations assumed under the asset acquisition agreements completed in those years. No other new capital leases were signed in 2001 or 2000.

Option Care, Inc. and Subsidiaries
Schedule II Valuation and Qualifying Accounts
Years Ended December 31, 2002, 2001 and 2000
(in thousands)

Allowance for Doubtful Accounts:

Year Ended	Balance Beginning of Period	Charged To Expense	(A) Deductions	Balance End of Period
December 31, 2002	$5,580	$7,769	$(6,330)	$7,019
December 31, 2001	5,092	3,989	(3,501)	5,580
December 31, 2000	$4,113	$2,350	$(1,371)	$5,092

Allowance for Uncollectible Notes Receivable—Current and Long Term:

Year Ended	Balance Beginning of Period	Charged To Expense	(A) Deductions	Balance End of Period
December 31, 2002	$67	$(22)	$(8)	$37
December 31, 2001	305	(140)	(98)	67
December 31, 2000	$358	$(53)	$—	$305

(A)
Represents accounts written off in current year, less collections on prior years' write-offs.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in or disagreements with accountants during fiscal year 2002.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission by April 30, 2003.

Item 11. EXECUTIVE COMPENSATION

        Incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission by April 30, 2003.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission by April 30, 2003.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission by April 30, 2003.

Item 14. CONTROLS AND PROCEDURES

  (a)
  Evaluation of disclosure controls and procedures.

          We maintain disclosure controls and procedures which have been designed to ensure that information related to Option Care is recorded, processed, summarized and reported by Option Care on a timely basis. Within 90 days of the filing date of this Annual Report on Form 10-K, our Chief Executive Officer, Rajat Rai, and Chief Financial Officer, Paul Mastrapa, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, Mr. Rai and Mr. Mastrapa concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by management on a timely basis and ensuring that the quality and timeliness of our public disclosures comply with our disclosure obligations under the Securities Exchange Act of 1934.

  (b)
  Changes in internal controls.

          There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls after the date of the most recent evaluation by our Chief Executive Officer and Chief Financial Officer.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

  (a)
  (1)    The Consolidated Financial Statements of Option Care and its subsidiaries and independent auditors' reports thereon are included on pages 30 through 53 of this Annual Report on Form 10-K:

    (2)
    Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts	53

          All other Schedules are omitted because the required information is not applicable or information is presented in the Consolidated Financial Statements or related notes.

    (3)
    Exhibits required by Item 601 of Regulation S-K. See Exhibit Index.

  (b)
  Reports on Form 8-K

          Option Care did not file any reports on Form 8-K during the fourth quarter of fiscal year 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTION CARE, INC.

By:	/s/ RAJAT RAI Rajat Rai President, Chief Executive Officer and Director Date: March 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RAJAT RAI Rajat Rai	President, Chief Executive Officer and Director	March 27, 2003
/s/ PAUL MASTRAPA Paul Mastrapa	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 27, 2003
/s/ KENNETH S. ABRAMOWITZ Kenneth S. Abramowitz	Director	March 25, 2003
/s/ JAMES G. ANDRESS James G. Andress	Director	March 25, 2003
/s/ LEO HENIKOFF Leo Henikoff	Director	March 25, 2003
/s/ JAMES M. HUSSEY James M. Hussey	Director	March 24, 2003
/s/ JOHN N. KAPOOR John N. Kapoor	Chairman of the Board	March 27, 2003
/s/ JEROME F. SHELDON Jerome F. Sheldon	Director	March 25, 2003

CERTIFICATION

I, Rajat Rai, certify that:

1.
I have reviewed this Annual Report on Form 10-K of Option Care, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ RAJAT RAI Rajat Rai President and Chief Executive Officer

CERTIFICATION

I, Paul Mastrapa, certify that:

1.
I have reviewed this Annual Report on Form 10-K of Option Care, Inc.;

7.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

8.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

9.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

f)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

10.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

c)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

d)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

11.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ PAUL MASTRAPA Paul Mastrapa Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number
3.1	Certificate of Incorporation of the Registrant, together with Certificate of Amendment thereto filed February 18, 1992. Filed as Exhibit 3(a) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
3.2
Certificate of Amendment to Certificate of Incorporation of the Registrant filed March 25, 1992. Filed as Exhibit 3(c) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
3.3
Certificate of Amendment to Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on June 18, 2002. Filed as Exhibit 3.3 to Option Care's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 and incorporated by reference herein.
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
10.28	Amendment to Participation Agreement between Health Options, Inc. and Option Care, Inc. dated as of April 1, 2001.**
10.29	Deferred Compensation Plan for certain Executives, effective as of January 1, 2001.**
10.30	Intentionally omitted.
10.31	Intentionally omitted.
10.32
Injectible Drugs Agreement, effective as of September 5, 2001 between Health Options, Inc. and Option Med, Inc. Filed on October 10, 2001 as Exhibit 10.1 to Form 8-K/A and incorporated herein by reference.
10.33
Credit and Security Agreement, dated March 29, 2002, by and among Option Care, Inc. and the domestic subsidiaries of Option Care party thereto, as Borrowers, the Lending Institutions party thereto, as Lenders, J.P. Morgan Business Credit Corp., as Advisor, and JPMorgan Chase Bank, as Administrative and Collateral Agent and Arranger, and LaSalle Bank National Association, as Co-Agent. Filed as Exhibit 10.21 to Option Care's Current Report on Form 8-K filed May 15, 2002 and incorporated by reference herein.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP
99.1	Option Care Risk Factors
99.2	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contracts and compensatory plans and arrangements.

**
Portions of this Exhibit are subject to a Confidential Treatment Request pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, filed with the SEC on September 10, 2001 and amended October 10, 2001.

QuickLinks

OPTION CARE, INC. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
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
  Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEPENDENT AUDITORS' REPORT
Option Care, Inc. CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
Option Care, Inc. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts)
Option Care, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
Option Care, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Option Care, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Option Care, Inc. and Subsidiaries Schedule II Valuation and Qualifying Accounts Years Ended December 31, 2002, 2001 and 2000 (in thousands)
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. CONTROLS AND PROCEDURES
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX