Form 10-Q
period 2003-03-31
OPTION CARE INC/DE
filed 2003-05-15
CIK 884064

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2003

Commission file number 0-19878

OPTION CARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3791193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

485 E. Half Day Road, Suite 300 Buffalo Grove, Illinois	60089
(Address of principal executive office)	(zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Issued and Outstanding as of May 1, 2003

Common Stock - .01 par value	20,750,629

INDEX

OPTION CARE, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)	(Note 1)

Assets
Current assets:
Cash and cash equivalents	$1,074	$488
Accounts receivable, net	77,602	74,694
Inventory	7,085	7,538
Deferred tax asset	3,539	3,701
Other current assets	2,645	2,744

Total current assets	91,945	89,165
Equipment and other fixed assets, net	12,403	11,898
Goodwill, net	55,515	55,412
Other assets	2,250	2,375

Total assets	$162,113	$158,850

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$14,933	$14,559
Current portion of long-term debt	246	261
Other current liabilities	10,694	12,635

Total current liabilities	25,873	27,455
Long-term debt, less current portion	7,292	7,314
Deferred tax liability	4,754	4,178
Other liabilities	332	368
Minority interest	926	934

Total liabilities	39,177	40,249

Stockholders’ equity:
Common stock, $.01 par value per share, 60,000 shares authorized, 20,741 and 20,588 shares issued and outstanding at March 31, 2003 and December 31, 2002	207	206
Common stock to be issued, 73 and 167 shares, respectively	1,492	1,371
Additional paid-in capital	102,024	101,777
Retained earnings	19,213	15,247

Total stockholders’ equity	122,936	118,601

Total liabilities and stockholders’ equity	$162,113	$158,850

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002

Revenue:
Specialty pharmacy services	$57,034	$40,549
Infusion and related healthcare services	33,073	29,521
Other	2,455	2,637
Total revenue	92,562	72,707
Cost of revenue	65,282	50,044

Gross profit	27,280	22,663
Selling, general and administrative expenses	18,698	15,445
Provision for doubtful accounts	1,878	1,500

Total operating expenses	20,576	16,945

Operating income	6,704	5,718
Interest income (expense), net	(99)	16
Other expense, net	(9)	(33)

Income before income taxes	6,596	5,701
Income tax provision	2,630	2,239

Net Income	$3,966	$3,462

Net income per common share:
Basic earnings per share	$0.19	$0.17

Diluted earnings per share	$0.19	$0.16

Shares used in computing net income per share:
Basic	20,807	20,428
Diluted	21,156	21,004

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net income	$3,966	$3,462
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,069	915
Provision for doubtful accounts	1,878	1,500
Income tax benefit from exercise of stock options	52	1,143
Changes in assets and liabilities:
Accounts receivable	(4,784)	(7,443)
Inventory	581	(777)
Accounts payable	335	(727)
Income taxes payable	1,089	450
Change in other assets and liabilities	484	(155)

Net cash provided by (used in) operating activities	4,670	(1,632)

Cash flows from investing activities:
Purchases of equipment and other, net	(1,390)	(922)
Additions to other assets, net	—	(660)
Payments for acquisitions, net of cash acquired	(3,058)	(3,068)
Proceeds from disposals	84	—

Net cash used in investing activities	(4,364)	(4,650)

Cash flows from financing activities:
Net borrowing on credit agreements	43	—
Payments on capital leases and other debt	(80)	(88)
Proceeds from issuance of stock	317	1,109

Net cash provided by financing activities	280	1,021

Net increase in cash and cash equivalents	586	(5,261)
Cash and cash equivalents, beginning of period	488	8,511

Cash and cash equivalents, end of period	$1,074	$3,250

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2003
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Option Care’s Report on Form 10-K for the year ended December 31, 2002.

2.  Long-Term Debt

On March 29, 2002, we entered into a $60 million revolving Credit and Security Agreement with J.P. Morgan Business Credit Corporation which serves as Adviser, J.P. Morgan Chase Bank, which serves as Administrator, Collateral Agent and Arranger, and LaSalle Bank, National Association, which serves as Co-Agent.  The facility requires us to meet certain financial covenants.  Option Care paid a facility fee of approximately $400,000 upon signing the agreement.  The agreement provides for a commitment fee, calculated and paid quarterly on a sliding scale from 0.45% to 0.25%, based on the average daily unused portion of the facility.  For a fee, Option Care may secure up to $5 million in letters of credit.  Depending on our level of borrowing under the agreement, Option Care may select interest rates ranging from the Eurodollar Rate plus 2% to 2.75%, or the bank’s reference rate plus 0% to 0.75%.  The agreement expires on March 29, 2005.

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

As of both March 31, 2003 and December 31, 2002, our outstanding balance under this facility was approximately $7.1 million.  At March 31, 2003, we had additional borrowing capacity of $34.4 million under the credit facility based on the accounts receivable and inventory balances as of that date.   At December 31, 2002, we had additional borrowing capacity of $32.3 million.

3. Asset Disposals

In the fourth quarter of 2002, Option Care decided to dispose of two company-owned pharmacies, located in Bullhead City, Arizona and Grand Junction, Colorado.  Effective March 31, 2003, Option Care completed the sale and re-franchising of our Grand Junction, Colorado pharmacy operation. The sale price was equal to the net book value of the assets sold and was paid in cash at closing. Upon consummating the asset purchase agreement, the buyers entered into a five-year franchise agreement with Option Care.  The franchise agreement allows the buyers to use the Option Care name and participate in our various contracts in exchange for future royalty payments based on the subsequent cash collections of the business.  Upon consummating the asset purchase agreement, Option Care recorded a $240,000 reduction to operating expenses, representing the reversal of a portion of the expenses accrued in the fourth quarter of 2002 related to the plan to dispose of this office.  The expense reversal was primarily related to building lease termination costs.  The buyer assumed the remaining obligations under our building lease in Grand Junction, Colorado, which we did not originally anticipate.

On May 1, 2003, we completed the sale and re-franchising of our pharmacy in Bullhead City, Arizona.  A discussion of this transaction is included in Note 8, Subsequent Events.

As of March 31, 2003, we had assets held for sale equaling approximately $100,000, classified as other current assets in the accompanying balance sheet.  The assets held for sale consist of inventory and other long-term assets of our Bullhead City, Arizona pharmacy.

4.  Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.  Share and per share amounts for the three months ended March 31, 2002 reflect the pro forma effects of the 5-for-4 stock split completed on May 1, 2002 for stockholders of record as of April 10, 2002.

(in thousands, except per share amounts)

	Three months ended March 31,
	2003	2002

Basic:
Net income	$3,966	$3,462

Average shares outstanding	20,807	20,428

Basic earnings per share	$0.19	$0.17

Diluted:
Net income	$3,966	$3,462

Average shares outstanding	20,807	20,428
Net effect of dilutive stock options – Based on the treasury stock method	349	576

Total diluted shares	21,156	21,004

Diluted earnings per share	$0.19	$0.16

5. Significant Customer

We generate the majority of our revenue from managed care contracts and other agreements with commercial third party payors.  Our principal managed care contract is with Blue Cross Blue Shield of Florida which contracts with us for our provision of home infusion services and specialty pharmacy services to their members.  Approximately 17% of our revenue for the three months ended March 31, 2003 was related to this contract.  For the three months ended March 31, 2002, approximately 20% of our revenue was generated from this contract. As of March 31, 2003 and December 31, 2002, respectively, approximately 11% and 9% of our accounts receivable was due from Blue Cross Blue Shield of Florida. The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term.

Option Care also generates revenue from government programs such as Medicare and Medicaid.  Approximately 18% and 17% of revenue for the quarters ended March 31, 2003 and March 31, 2002, respectively, was from government programs.  As of March 31, 2003 and December 31, 2002, respectively, approximately 20% and 19% of our accounts receivable were due from government programs.

6. Seasonal Revenue Trends

One of the pharmaceuticals that we provide to patients is seasonal.  For the quarter ended March 31, 2003, approximately 13.0% of our total revenue and 21.0% of our specialty pharmacy services revenue was from sales of Synagis®, a drug used for the prevention of respiratory synctial virus (RSV) in high-risk pediatric patients.  RSV infection is a seasonal condition, with the season generally running from October through April.  Therefore, we anticipate a decline in sales of Synagis® during the second and third quarters of 2003, before sales rebound in the fourth quarter of 2003 due to the start of another RSV season.  Option Care’s revenue from the sale of Synagis®, by quarter and year for 2001, 2002 and the first quarter of 2003 was as follows (in thousands):

	2003	2002	2001

Quarter ended March 31	$11,998	$7,013	$3,891
Quarter ended June 30	N/A	2,601	984
Quarter ended September 30	N/A	362	—
Quarter ended December 31	N/A	8,205	4,219

Total Synagis® revenue, per year	$11,998	$18,181	$9,094

7. Acquisitions

During the quarter ended March 31, 2003, Option Care paid a total of $3.1 million related to acquisitions, of which approximately $2.8 million was additional consideration on prior years’ acquisitions and approximately $300,000 was for an acquisition completed in the current year.  Of the additional consideration paid for prior years’ acquisitions, the largest single payment was a scheduled installment of $2.6 million paid in January 2003 to Allina Health Systems as partial consideration for our July 2002 purchase of their home infusion business operating in the Minneapolis/St. Paul metropolitan area.  Our next and final installment on this acquisition is due to be paid in July 2003 in the amount of $2.5 million.

8. Subsequent Events

Effective April 1, 2003, we exercised our option to acquire the remaining 40% minority interest of Infusion Specialties, Inc., a specialty pharmacy business in Houston, Texas.  We had acquired a 60% interest in this business effective April 1, 2002.  As of the date of this filing, the final purchase price for the remaining 40% interest has not been determined.  We anticipate that the final purchase price will be determined and paid in cash in the second quarter of 2003, and will equal approximately $10.0 million.

On May 1, 2003, Option Care completed the sale and re-franchise of our company-owned pharmacy in Bullhead City, Arizona to Convention Center Drug, Inc., which is the owner of our Las Vegas, Nevada franchise.  The sale price was equal to the net book value of the assets sold, and was paid in cash at closing.  Upon consummating the asset purchase agreement, the parties executed an amendment to the existing franchise agreement between Option Care, Inc. and Convention Center Drug, Inc. to add the acquired territory.

9. Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value.  Option Care has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of Option Care stock at the date of grant over the amount an employee must pay to acquire the stock.  Option Care grants options at fair market value and therefore recognizes no compensation expense when options are granted.  Likewise, Option Care’s Employee Stock Purchase Plan was structured to qualify under Section 423 of the Internal Revenue Code.  Therefore, no compensation expense is recognized from employees’ purchase of shares under our Employee Stock Purchase Plan.

Had compensation cost for Option Care’s stock-based compensation plan been determined based on FASB Statement No. 123, Option Care’s net income and income per common share for the quarters ended March 31, 2003 and 2002 on a pro-forma basis would have been (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2002
Net income:
As reported	$3,966	$3,462
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	99
Deduct: Total stock-based employee compensation expense determined under the fair value based method for the following awards, net of related tax effects:
Stock option grants	(573)	(510)
Employee stock purchase plan withholdings	(53)	(73)

Pro forma	$3,340	$2,978

Net income per common share—basic:
As reported	$0.19	$0.17
Pro forma	$0.16	$0.15

Net income per common share—diluted:
As reported	$0.19	$0.16
Pro forma	$0.16	$0.14

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures and the effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us, or on our behalf. These risks and uncertainties include, but are not limited to, uncertainties affecting our businesses and our franchisees relating to acquisitions and divestitures (including continuing obligations with respect to completed transactions), sales and renewals of franchises, government and regulatory policies (including federal, state and local efforts to reform the delivery of and payment for healthcare services), general economic conditions (including economic conditions affecting the healthcare industry in particular), the pricing and availability of equipment and services, technological developments and changes in the competitive environment in which we operate.

OVERVIEW

Option Care provides pharmacy services to patients on behalf of managed care organizations and other third party payors.  We contract with payors to provide specialty pharmacy services, home infusion therapy and other related healthcare services to patients at home or at other alternate-site settings, such as physicians’ offices.  As of March 31, 2003, our services are provided locally through our nationwide network of owned and franchised pharmacy locations.

We have three service lines: specialty pharmacy services, infusion and related healthcare services, and other.  Specialty pharmacy services consist of delivering specialty pharmaceuticals either to patients directly or to their physician’s offices.  Infusion and related services primarily consists of providing infusion pharmaceuticals and related nursing services to patients in non-hospital settings, typically the patient’s home.  For some of our company-owned locations, infusion and related healthcare services also includes the provision of home health nursing services, and/or respiratory therapy services and durable medical equipment sales and rentals. Other revenue consists primarily of royalties from our franchise network and software licensing and support.  Summarized information about revenues and gross profit for each service line is provided in the following table (amounts in thousands):

	Three months ended March 31,
	2003		2002
	Amount	of total %	Amount	% of total
Revenue:
Specialty pharmacy services	$57,034	61.6%	$40,549	55.8%
Infusion and related healthcare services	33,073	35.7%	29,521	40.6%
Other	2,455	2.7%	2,637	3.6%

Total revenue	$92,562	100.0%	$72,707	100.0%

	Three months ended March 31,
	2003		2002
	Amount	% margin	Amount	% margin
Gross profit:
Specialty pharmacy services	$11,034	19.3%	$6,958	17.2%
Infusion and related healthcare services	13,879	42.0%	13,090	44.3%
Other	2,367	96.4%	2,615	99.2%

Total gross profit	$27,280	29.5%	$22,663	31.2%

Most of our revenue is generated from managed care contracts and other agreements with commercial third party payors.  Our principal managed care contract is with Blue Cross Blue Shield of Florida which contracts with us for our provision of home infusion services and specialty pharmacy services to their members.  For the quarters ended March 31, 2003 and 2002, respectively, 17% and 20% of total revenue was related to this contract.  As of March 31, 2003 and December 31, 2002, respectively, approximately 11% and 9% of our accounts receivable was due from Blue Cross Blue Shield of Florida. The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term.

A portion of our revenue is reimbursed through government healthcare programs such as Medicare and Medicaid.  For the quarters ended March 31, 2003 and 2002, respectively, approximately 18% and 17% of our revenue came from governmental programs.  Approximately 20% and 19% of our total accounts receivable as of March 31, 2003 and December 31, 2002, respectively, was due from these governmental programs.

Many governmental payors reimburse us for some pharmaceuticals based on that pharmaceutical’s average wholesale price (AWP).  AWP for most pharmaceuticals is compiled and published by private companies, including First DataBank, Inc. There has been an increase in the number of lawsuits and government investigations against pharmaceutical manufacturers regarding prescription drug pricing and AWP, alleging that manufactuers have misrepresented to First DataBank the actual selling price of certain pharmaceuticals.  First DataBank has announced that it will now base AWP on market prices rather than on prices submitted by the manufacturer.  As a result of this change, First DataBank has published a Market Price Survey that reduces the AWP significantly for a number of the products we currently supply to patients.  If the average wholesale prices on the products we provide are reduced, our gross profit margins could decline.

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

Revenue recognition and contractual adjustments

Our revenue is primarily derived from the sale of pharmaceuticals and the provision of related nursing services to patients at alternate-site settings. Most of this revenue is billed under managed care or other contracts, with a smaller amount billed under government programs, such as Medicare and Medicaid. Billed and unbilled revenue is recorded net of contractual adjustments based on our interpretation of the terms of each managed care contract or government contract or pricing schedule. The accuracy of our recorded net revenue is subject to the accuracy of payor information on file for each patient, and is also subject to our correct interpretation of each underlying contract with respect to reimbursement rates for the drugs and services we provided. If changes are subsequently required to either payor information or our interpretation of the reimbursement rates of our contracts, we adjust revenue in the period that such changes are identified. Such adjustments may have a positive or negative impact on the revenues and results of operations reported for those subsequent periods. Historically, such adjustments have not been significant to our statements of income.

Accounts receivable and allowances for doubtful accounts

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

Goodwill and other intangible assets

We record goodwill from our acquisitions equal to the excess of the total cost of the acquisitions over the fair value of all identified tangible and intangible assets acquired. In accordance with Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets, effective January 1, 2002 we no longer amortize goodwill but rather test our goodwill annually for impairment.  Our method of impairment testing consists of comparing the market value of our company to its book value. The market value is equal to the current value of our common stock times the total number of shares outstanding.  We test goodwill for impairment annually each October 1st, or whenever we identify events or conditions that could potentially result in impairment of our goodwill.

Other intangible assets primarily consist of non-compete agreements, payor contracts and patient records.  These intangible assets are amortized straight-line over periods ranging from two to five years.  Their amortization period equals their estimated useful lives, or in the case of non-compete agreements, it equals their contractual term.

RESULTS OF OPERATIONS

The following table shows certain statement of income items expressed as a percentage of revenue for the quarters ended March 31, 2003 and 2002.

	Three months ended March 31,
	2003	2002

Revenue	100.0%	100.0%
Cost of revenue:	70.5%	68.8%

Gross profit	29.5%	31.2%

Operating expenses:
Selling, general and administrative	20.3%	21.2%
Provision for doubtful accounts	2.0%	2.1%

Total operating expenses	22.3%	23.3%

Operating income	7.2%	7.9%

Other expenses:
Interest expense	(0.1)%	—%
Other expense, net	—%	(0.1)%

Total other expense, net	(0.1)%	(0.1)%

Income before income taxes	7.1%	7.8%
Provision for income taxes	2.8%	3.0%

Net income	4.3%	4.8%

Three Months Ended March 31, 2003 and 2002

Revenue for the quarter ended March 31, 2003 was $92.6 million, which represents an increase of $19.9 million, or 27.3%, over the revenue of $72.7 million from the corresponding quarter in 2002.  This revenue increase can be attributed to two main factors: acquisitions completed during 2002 and increases in patient census.

Specialty pharmacy services revenue increased by $16.5 million, or 40.7%, in the quarter ended March 31, 2003 compared to the corresponding quarter in 2002.  Of the $16.5 million revenue increase, $9.2 million was from acquisitions completed during 2002, particularly the acquisition of a specialty pharmacy business in Houston, Texas completed as of April 1, 2002.  The remaining $7.3 million was from sales increases throughout our existing specialty pharmacy operations.   Of the overall $16.5 million increase in specialty pharmacy services revenue, $5.0 million of the increase was from sales of Synagis®, a drug used for the prevention of respiratory syctial virus (RSV) in high-risk pediatric patients.  Sales of Synagis® reached $12.0 million for the quarter ended March 31, 2003, compared to $7.0 million for the corresponding prior year quarter.  RSV is seasonal, with the season generally running from October through April.  Therefore, Synagis® revenue is expected to decline significantly in the second quarter and become nonexistent in the third quarter, before rebounding in the fourth quarter due to the start of another RSV season.

Infusion and related healthcare services revenue increased by $3.6 million, or 12.0%, for the quarter ended March 31, 2003 compared to the corresponding quarter in 2002.  The growth was primarily from acquisitions that we completed from March through July of 2002.

Other revenue declined by $200,000 to $2.5 million for the quarter ended March 31, 2003.  Franchise royalty revenue remained stable at approximately $2.0 million for each period.  Software license and support revenue declined slightly, as did revenue from other miscellaneous sources.

Our overall gross profit margin declined to 29.5% for the quarter ended March 31, 2003 compared to 31.2% for the quarter ended March 31, 2002 due to continuing increases in specialty pharmacy services revenue.  Our gross profit margin on specialty pharmacy services increased from 17.2% for the quarter ended March 31, 2002 to 19.3% for the quarter ended March 31, 2003.  An increase in revenue from therapies with higher gross profit margins, such as hemophilia treatment, was the primary cause of this increase.  Our gross profit margin on infusion and related services declined from 44.3% for the quarter ended March 31, 2002 to 42.0% for the quarter ended March 31, 2003.  Therapy mix was the primary cause of this decline.  The gross profit margin on other revenues was near 100% in each period, as the majority of this revenue is from franchise royalties which have no direct costs related to them.

Operating expenses increased by $3.6 million, or 21.4%, to $20.6 million for the quarter ended March 31, 2003.  This increase is primarily attributable to acquisitions, which have increased the scale of our business.  Operating expenses increased at a slower pace than revenue due to our increases in specialty pharmacy services revenue, which has lower operating costs that our other service lines, and due to the efficiencies realized from spreading our fixed overhead costs over a larger revenue base. Selling, general and administrative expenses increased $3.2 million for the quarter ended March 31, 2003 compared to the corresponding prior year period, primarily due to the added incremental expenses of our newly acquired offices.  As anticipated, we also saw increases in salaries and depreciation expense as we concluded the development stage of a new pharmacy management software product developed by our subsidiary, Management by Information, Inc.  We began depreciating the software development costs in the quarter ended March 31, 2003 and incurred additional salaries related to implementation of the new software in our company-owned pharmacies.

The provision for doubtful accounts was approximately $1.9 million for the quarter ended March 31, 2003, representing an increase of $400,000, or 25.2% over the quarter ended March 31, 2002.  This increase is due to the 27.3% revenue increase over this period.  As a percentage of revenue, the provision for doubtful accounts was fairly consistent, declining from 2.1% for the quarter ended March 31, 2002 to 2.0% for the quarter ended March 31, 2003.

Operating income was $6.7 million for the quarter ended March 31, 2003, representing an increase of approximately $1.0 million, or 17.2%, over the corresponding quarter of the prior year.  This 17.2% increase in operating income was primarily attributable to our increase in revenue that resulted from business acquisitions and increases in patient census.  Our operating income grew at a lower rate than our revenue because our greatest revenue growth was in the provision of specialty pharmacy services, which generates a lower gross profit margin and lower operating margin than our other service lines.

Interest expense was approximately $100,000 for the quarter ended March 31, 2003 compared to interest income of $16,000 for the quarter ended March 31, 2002.  In the first quarter of 2002, we had a positive cash balance and minimal debt due to the cash we raised in October 2001 from an underwritten public stock offering.  In the second and third quarters of 2002, we completed five acquisitions, which we financed with available cash and through borrowing on our revolving credit facility.  The interest expense of $100,000 for the quarter ended March 31, 2003 was primarily related to borrowings under our credit facility to fund acquisition activities in 2002.

Our income tax provision was $2.6 million for the quarter ended March 31, 2003, an increase of $400,000, or 17.5%, over the corresponding prior year quarter. This increase is directly attributable to our 15.7% increase in pretax income over this period.  The effective income tax rate for the quarter ended March 31, 2003 was 39.9%, which represents a slight increase from the 39.3% rate for the quarter ended March 31, 2002. Some of the acquisitions we completed in the second and third calendar quarters of 2002 were in states with relatively higher tax rates, increasing our overall income tax percentage.

Net income grew to $4.0 million, or $0.19 per diluted share, for the quarter ended March 31, 2003.  This represents an increase of $500,000, or 14.6%, over the corresponding period of the prior year.  For the quarter ended March 31, 2002, net income was $3.5 million, or $0.16 per diluted share.  The increase in net income was primarily due to acquisitions, and also due to patient census increases, which added incremental revenue and net income.

Option Care completed a 5-for-4 stock split effective May 1, 2002 for holders of record on April 10, 2002.  All shares and per share amounts in this Quarterly Report on Form 10-Q have been adjusted to reflect the pro forma effects of the split.

Diluted shares increased slightly, from approximately 21.0 million for the quarter ended March 31, 2002 to 21.2 million for the quarter ended March 31, 2003.  This increase is primarily due to the issuance of shares to participants in Option Care’s Employee Stock Purchase Plan and the issuance of shares upon employees’ exercise of stock options.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 2003, we have financed our operations through operating cash flows and borrowings on our revolving credit facility.  In previous periods, we have also financed our operations through public stock offerings.

Operations provided $4.7 million in net cash flow for the quarter ended March 31, 2003, compared to $1.6 million cash used by operations in the corresponding quarter in 2002.  In the current year quarter, both continuing operations and offices acquired in 2002 produced positive operating cash flows.  The $4.7 million provided in the current year quarter was primarily related to the $4.0 million net income for the period, combined with minimal growth in accounts receivable.  For the prior year quarter ended March 31, 2002, operating cash flow was negative by $1.6 million due to increases in accounts receivable during that quarter due to the effects of acquisitions.

We used $4.4 million in cash in investing activities in the quarter ended March 31, 2003, compared to $4.7 million used during the quarter ended March 31, 2002.  For each period, acquisition-related payments accounted for approximately $3.1 million in cash used in investing activities.  During the quarter ended March 31, 2003, we paid a $2.6 million installment on our 2002 acquisition in the Minneapolis/St. Paul area, and also paid $500,000 in consideration for other acquisitions.  During the prior year quarter, the $3.1 million paid consisted of $1.3 million for a new acquisition completed in that quarter, plus $1.8 million in additional consideration on prior years’ acquisitions.  In addition to payments for acquisitions, during the quarter ended March 31, 2003 we used $1.4 million in cash to purchase equipment.  Of this $1.4 million, approximately $400,000 was spent for office equipment and leasehold improvements for pharmacies that have recently relocated.  Approximately another $400,000 was spent to upgrade computer equipment in our corporate offices and our pharmacy locations, and the remaining $600,000 was spent on rental medical equipment and other assets.  In the quarter ended March 31, 2002, $900,000 in cash was used to purchase equipment, and $700,000 was used to acquire other assets.  Of this $700,000 used to acquire other assets, the largest single expenditure was $400,000 paid to J.P. Morgan Commercial Finance as a fee related to obtaining our $60 million credit facility with them.

Financing activities provided approximately $300,000 in cash flow during the quarter ended March 31, 2003 compared to $1.0 million provided during the quarter ended March 31, 2002.  The current year cash flow was primarily from the issuance of stock upon exercise of stock options and employee withholdings for purchase of stock under the current year’s employee stock purchase plan.   During the quarter ended March 31, 2002, $1.1 million in cash was provided from these sources, primarily due to large stock option exercises by terminated and retiring optionees.

As of March 29, 2002, Option Care signed a senior secured credit facility with JP Morgan Commercial Finance Corp. Availability under the revolving credit facility is related to percentages of our outstanding accounts receivable and inventory balances, less certain capped and ineligible amounts, as defined in the facility agreement. Overall borrowings allowable under the revolving credit facility are limited to the lesser of $60 million or the total allowable collateral borrowing base. The agreement requires us to comply with various financial covenants. The JP Morgan credit facility expires on March 29, 2005.

As of both March 31, 2003 and December 31, 2002, our outstanding debt balance under this facility was approximately $7.1 million. We had additional borrowing availability of $34.4 million and $32.3 million as of March 31, 2003 and December 31, 2002, respectively, based on our accounts receivable and inventory balances on those dates.

As of March 31, 2003, we had cash and cash equivalents of $1.1 million, compared to $500,000 as of December 31, 2002.  During times when we have an outstanding debt balance under our credit facility with JP Morgan, we use excess available cash to pay down this debt, and therefore typically carry a low cash balance.  Our credit facility agreement with JP Morgan allows us to borrow or pay down as needed on a daily basis, subject to our total borrowing availability.

We believe that cash flow from operations and amounts available under our revolving credit facility will be sufficient to meet our operating cash flow needs for the immediate future, including any interest due on our credit facility or other debt.  In the event that additional capital is required, management cannot assure that such capital can be obtained from other sources on terms acceptable to us, if at all.

Our business strategy includes the selective acquisition of additional infusion and specialty pharmacy operations.  Accordingly, we may require additional capital in order to complete these acquisitions.  It is impossible to predict the amount of capital that may be required for acquisitions, and there is no assurance that sufficient financing for these activities will be available on terms acceptable to us.

Goodwill and Other Intangible Assets

As of March 31, 2003, net goodwill and other intangible assets equaled $57.1 million, consisting of $55.5 million of goodwill and $1.6 million of other intangible assets such as non-compete agreements, patient records, and managed care contracts.  Goodwill increased $100,000 over the balance at December 31, 2002 primarily due to a small acquisition completed during the quarter ended March 31, 2003.  This acquisition also added approximately $100,000 to other intangible assets.  Net other intangible assets declined $100,000 from December 31, 2002 to March 31, 2003 due to the $100,000 added from the acquisition, less $200,000 in amortization of existing assets.

As required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, Option Care does not amortize goodwill, but periodically tests goodwill for impairment.  During the quarter ended March 31, 2003, no impairment of goodwill was identified.

Regulatory and Other Developments

Many governmental payors reimburse us for some pharmaceuticals based on the pharmaceutical’s average wholesale price (AWP). In many cases, we purchase pharmaceuticals at less than AWP. The AWP for most pharmaceuticals is compiled and published by private companies, including First DataBank, Inc. There has been an increase in the number of lawsuits and government investigations against pharmaceutical manufacturers regarding prescription drug pricing and AWP, alleging that manufacturers have misrepresented to First DataBank the actual selling price of certain pharmaceuticals.  First DataBank has announced that it will now base AWP on market prices rather than on prices submitted by the manufacturer.  As a result of this change, First DataBank has published a Market Price Survey that reduces the AWP significantly for a number of the products we currently supply to patients.  If the AWPs on the products we purchase are reduced, our gross profits could decline.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. We utilize a mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates.  Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2003. As of March 31, 2003, our fixed-rate debt was $400,000 and our corresponding variable-rate debt was $7.1 million.  At December 31, 2002, our fixed-rate debt was $500,000 and our variable-rate debt was $7.1 million.  Based on our variable-rate debt as of March 31, 2003, a one-percent increase in interest rates would increase our annual interest expense by $71,000.

ITEM 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures which have been designed to ensure that information related to Option Care is recorded, processed, summarized and reported by Option Care on a timely basis.  Within 90 days of the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer, Rajat Rai, and Chief Financial Officer, Paul Mastrapa, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, Mr. Rai and Mr. Mastrapa concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by management on a timely basis and ensuring that the quality and timeliness of our public disclosures comply with our disclosure obligations under the Securities Exchange Act of 1934.

(b)  Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls after the date of the most recent evaluation by our Chief Executive Officer and Chief Financial Officer.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, we are named as a party to legal claims and proceedings in the ordinary course of business.  Additionally, from time to time, governmental and regulatory agencies may initiate investigations or proceedings against us in the ordinary course of business, or which have a general application to the businesses we operate.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, Option Care has been named as a defendant in two separate lawsuits, each alleging that Option Care negligently prepared, sold and dispensed a prescription resulting in fatal injury.  Option Care has denied the allegations and continues to vigorously defend against the allegations contained in each lawsuit.  There are no material developments in either lawsuit since the filing of our Annual Report on Form 10-K on March 31, 2003.  We believe that to the extent a monetary award is rendered against Option Care related to either lawsuit, that monetary award will fall within the limits of our general and professional liability insurance policy coverage for that claim.

Aside from these lawsuits, Option Care is not aware of any claims, investigations or proceedings against us or any of our franchisees that we believe are likely to have a material financial impact on us.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

None.

ITEM 5.  Other Information

On May 12, 2003, Option Care announced the appointment of Richard M. (Rick) Smith to the position of president and chief operating officer.  Mr. Smith will be reporting directly to Rajat Rai, who continues as Option Care's chief executive officer.

ITEM 6(a).  Exhibits

See Exhibit Index.

ITEM 6(b).  Reports on Form 8-K

Option Care did not file any reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTION CARE, INC.

Date: May 14, 2003	By:	Paul Mastrapa
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

4.               The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.               The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer(s) and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ Rajat Rai
Rajat Rai
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

4.               The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.               The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer(s) and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ Paul Mastrapa
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

3.3

Certificate of Amendment to Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on June 18, 2002. Filed as Exhibit 3.3 to Option Care’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 and incorporated by reference herein.

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

Exhibit Number

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

Exhibit Number

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

10.33

Credit and Security Agreement, dated March 29, 2002, by and among Option Care, Inc. and the domestic subsidiaries of Option Care party thereto, as Borrowers, the Lending Institutions party thereto, as Lenders, J.P. Morgan Business Credit Corp., as Advisor, and JPMorgan Chase Bank, as Administrative and Collateral Agent and Arranger, and LaSalle Bank National Association, as Co-Agent. Filed as Exhibit 10.21 to Option Care’s Current Report on Form 8-K filed May 15, 2002 and incorporated by reference herein.

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