Form 10-Q
period 2003-06-30
OPTION CARE INC/DE
filed 2003-08-14
CIK 884064

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Issued and Outstanding as of August 6, 2003

Common Stock - .01 par value	20,868,724

INDEX

OPTION CARE, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)	(Note 1)

Assets
Current assets:
Cash and cash equivalents	$328	$488
Accounts receivable, net	65,927	74,694
Inventory	5,380	7,538
Deferred tax asset	3,115	3,701
Other current assets	5,880	2,744

Total current assets	80,630	89,165
Equipment and other fixed assets, net	12,698	11,898
Goodwill, net	64,998	55,412
Other assets	2,169	2,375

Total assets	$160,495	$158,850

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$10,494	$14,559
Current portion of long-term debt	1,448	261
Other current liabilities	9,130	12,635

Total current liabilities	21,072	27,455
Long-term debt, less current portion	6,688	7,314
Deferred tax liability	4,933	4,178
Other liabilities	349	368
Minority interest	463	934

Total liabilities	33,505	40,249

Stockholders’ equity:
Common stock, $.01 par value per share, 60,000 shares authorized, 20,841 and 20,588 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	208	206
Common stock to be issued, 63 and 167 shares at June 30, 2003 and December 31, 2002, respectively	405	1,371
Additional paid-in capital	103,353	101,777
Retained earnings	23,024	15,247

Total stockholders’ equity	126,990	118,601

Total liabilities and stockholders’ equity	$160,495	$158,850

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue:
Specialty pharmacy services	$48,172	$42,527	$105,206	$83,077
Infusion and related healthcare services	34,126	30,366	67,199	59,886
Other	2,484	2,632	4,939	5,269
Total revenue	84,782	75,525	177,344	148,232
Cost of revenue:
Cost of goods sold	47,001	43,157	101,825	84,520
Cost of services provided	10,126	8,795	20,584	17,476
Total cost of revenue	57,127	51,952	122,409	101,996

Gross profit	27,655	23,573	54,935	46,236

Selling, general and administrative expenses	18,861	15,981	37,560	31,428
Provision for doubtful accounts	2,330	1,426	4,208	2,925

Total operating expenses	21,191	17,407	41,768	34,353

Operating income	6,464	6,166	13,167	11,883
Interest expense	(6)	(33)	(106)	(16)
Other expense, net	(84)	43	(91)	11

Income before income taxes	6,374	6,176	12,970	11,878
Income tax provision	2,563	2,425	5,194	4,665

Net income	$3,811	$3,751	$7,776	$7,213

Net income per common share:
Basic	$0.18	$0.18	$0.37	$0.35

Diluted	$0.18	$0.18	$0.37	$0.34

Shares used in computing net income per share:
Basic	20,799	20,627	20,788	20,528
Diluted	21,222	21,243	21,175	21,110

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net income	$7,776	$7,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,263	1,853
Provision for doubtful accounts	4,208	2,925
Income tax benefit from exercise of stock options	336	1,596
Changes in assets and liabilities:
Accounts receivable	4,521	(7,006)
Inventory	2,287	172
Accounts payable	(4,281)	(2,867)
Income taxes receivable/payable	(1,437)	426
Change in other assets and liabilities	(2,924)	(2,048)

Net cash provided by operating activities	12,749	2,264

Cash flows from investing activities:
Purchases of equipment and other, net	(2,639)	(2,265)
Additions to other assets, net	—	(70)
Payments for acquisitions, net of cash acquired	(11,836)	(9,834)
Proceeds from disposals	229	—

Net cash used in investing activities	(14,246)	(12,169)

Cash flows from financing activities:
Increase in cash overdraft	—	350
Increase in financing costs	—	(530)
Net borrowing on credit agreements	858	—
Payments on capital leases and other debt	(297)	(191)
Proceeds from issuance of stock	776	1,765

Net cash provided by financing activities	1,337	1,394

Net decrease in cash and cash equivalents	(160)	(8,511)
Cash and cash equivalents, beginning of period	488	8,511
Cash and cash equivalents, end of period	$328	$—

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2003

(Unaudited)

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

As of June 30, 2003 and December 31, 2002, our outstanding balances under this facility were approximately $6.6 million and $7.1 million, respectively.   At June 30, 2003, we had additional borrowing capacity of $27.8 million based on the accounts receivable and inventory balances as of that date, while at December 31, 2002, we had additional borrowing capacity of $32.3 million.

Effective June 1, 2003, Option Care entered into a Premium Financing Agreement with A.I. Credit Corporation for payment of the total premiums due under our professional liability, workers compensation and other insurance policies that renewed on June 1, 2003.  This agreement allows us to pay the total cost of the premiums in nine monthly installments, with the final payment due March 1, 2004.  The total amount financed was approximately $1.4 million at an interest rate of 3.51%.

3.              Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)

Basic:
Net income	$3,811	$3,751	$7,776	$7,213

Average shares outstanding	20,799	20,627	20,788	20,528

Basic earnings per share	$0.18	$0.18	$0.37	$0.35

Diluted:
Net income	$3,811	$3,751	$7,776	$7,213

Average shares outstanding	20,799	20,627	20,788	20,528
Net effect of dilutive stock options – Based on the treasury stock method	423	616	387	582

Total diluted shares	21,222	21,243	21,175	21,110

Diluted earnings per share	$0.18	$0.18	$0.37	$0.34

4.              Operating Segments

Option Care has one identifiable business segment, with three service lines: specialty pharmacy services; infusion and related healthcare services; and other.  Specialty pharmacy services consist of delivering specialty pharmaceuticals directly to patients or to their physician’s office.  Infusion and related services primarily consists of providing infusion therapies to patients in non-hospital settings, typically the patient’s home.  Infusion therapy consists of providing intravenous drugs as well as nursing services and patient monitoring.  For some of our company-owned locations, infusion and related healthcare services also includes the provision of home health nursing services, hospice services, respiratory therapy services and/or durable medical equipment sales and rentals.  Other revenue consists of all revenue generated from our franchise network, primarily royalties, and the software licensing and support revenue generated by our subsidiary, Management by Information, Inc. (MBI).  The following table presents revenues from external customers for each of our major product categories for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Specialty pharmacy services revenue	$48,172	$42,527	$105,206	$83,077
Infusion and related healthcare services revenue:
Infusion therapy	28,928	23,608	56,135	46,342
Related healthcare services	5,198	6,757	11,064	13,545
Total infusion and related healthcare services revenue	34,126	30,366	67,199	59,886
Other revenue:
Franchise-related	2,224	2,300	4,368	4,600
Software licensing and support	260	332	571	669
Total other revenue	2,484	2,632	4,939	5,269

Total revenue	$84,782	$75,524	$177,344	$148,232

5.              Significant Customer

We generate the majority of our revenue from managed care contracts and other agreements with commercial third party payors.  Our principal managed care contract is with Blue Cross and Blue Shield of Florida for our provision of home infusion services and specialty pharmacy services to their members.  Approximately 17% of our revenue for the three and six months ended June 30, 2003 was related to this contract.  In the prior year, for the three and six months ended June 30, 2002, approximately 21% and 20% of our revenue, respectively, was related to this contract.  As of June 30, 2003 and December 31, 2002, approximately 11% and 9% of our accounts receivable, respectively, was due from Blue Cross and Blue Shield of Florida.  The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term.

Option Care also generates revenue from governmental healthcare programs such as Medicare and Medicaid.  Approximately 19% of our revenue for the three and six months ended June 30, 2003 was from governmental programs.  In the prior year, for the three and six months ended June 30, 2002, approximately 15% and 16% of our revenue, respectively, was related to governmental programs.  Of our total accounts receivable as of June 30, 2003 and December 31, 2002, approximately 22% and 19%, respectively, was due from government programs.

6.              Seasonal Revenue Trends

One of the specialty pharmaceuticals that we provide to patients, Synagis®, is seasonal.  For the three and six months ended June 30, 2003, approximately 4.7% and 9.0% of our revenue, respectively, was generated from sales of Synagis®, a drug used for the prevention of respiratory synctial virus (RSV) in high-risk pediatric patients. RSV infection is a seasonal condition, with the season generally covering October through April.  Accordingly, our Synagis® revenue declined in the second quarter of 2003, and is expected to be near zero in the third quarter before increasing in the fourth quarter as another RSV season begins.  Option Care’s Synagis® revenue, by quarter, for each quarter in 2002 and the first two quarters of 2003 was as follows (in thousands):

	2003	2002

Quarter ended March 31	$11,998	$7,013
Quarter ended June 30	3,958	2,601
Six months ended June 30	15,956	9,614

Quarter ended September 30		362
Quarter ended December 31		8,205

Total Synagis® revenue, per year		$18,181

7.              Acquisitions

During the quarter ended March 31, 2003, Option Care paid a total of $3.1 million related to acquisitions, of which approximately $2.8 million was additional consideration on prior years’ acquisitions and approximately $300,000 was for an acquisition completed in the current year.  The single largest acquisition-related payment in the quarter was a scheduled installment of $2.6 million paid in January 2003 to Allina Health Systems as partial consideration for our July 2002 purchase of their home infusion business operating in the Minneapolis/St. Paul metropolitan area.  Our final installment on this acquisition was paid in July 2003 in the amount of approximately $2.5 million.

During the quarter ended June 30, 2003, we paid $8.7 million related to acquisitions.  Of this total, $8.6 million was used to acquire the minority interest of one of our 2002 acquisitions.  Effective April 1, 2003, we exercised our option to acquire the remaining 40% interest of Infusion Specialties, Inc., a specialty pharmacy business in Houston, Texas.  We had acquired a 60% interest in this business a year earlier, effective April 1, 2002.  The purchase price for the remaining 40% interest was calculated on terms agreed to in the initial purchase agreement. The anticipated total purchase price for the remaining 40% interest is $9.8 million, with $8.6 million paid in cash during the second quarter and the remaining $1.2 million expected to become payable by the end of 2003, subject to certain contingencies related to collection of accounts receivable.  The expected total purchase price of $9.8 million was allocated approximately $9.5 million to goodwill and approximately $400,000 as a reduction of minority interest liability, offset by reductions to accounts payable and other accrued expenses of approximately $100,000.

In addition to our purchase of the minority interest of Infusion Specialties, Inc., in the quarter ended June 30, 2003 we also used approximately $100,000 in cash to settle our remaining obligations under one of our 2001 acquisitions.  We agreed with the sellers on a cash settlement for all amounts owed between the parties.  The cash settlement relieves our obligation to issue to the sellers approximately

39,000 shares of Option Care common stock, then valued at approximately $400,000, and settles amounts owed by the sellers to Option Care related to our collection of their accounts receivable.

8.              Asset Disposals

In the fourth quarter of 2002, Option Care decided to dispose of two company-owned pharmacies, located in Bullhead City, Arizona and Grand Junction, Colorado.  Because of the small size and geographic locations of these markets, the two pharmacies do not fit into the strategic geographic profile of markets where we would like to have company-owned locations.  In the fourth quarter of 2002, we recorded a pre-tax charge of $1.7 million related to the planned disposal of these pharmacies. Part of this $1.7 million charge was a $350,000 goodwill impairment charge, which was calculated based on the estimated sale price of these pharmacies compared to the total market value of the Company as a whole. In addition to the goodwill write-off, we recorded charges of $415,000 related to severance and retention bonuses for a total of 38 employees from those pharmacies, and $267,000 for building lease termination costs.  These two costs were included in selling, general and administrative expenses in the statement of income.  Also included in the charge was an additional provision for bad debts of $667,000 related to the expected loss of collectability of accounts receivable due to our plan to dispose of the pharmacies and all their employees, including billing staff.  During the six months ended June 30, 2003, both pharmacies were sold and re-franchised.  The total proceeds from the sale of these pharmacies equaled $229,000.

On March 31, 2003, Option Care completed the sale and franchise of our pharmacy located in Grand Junction, Colorado.  The sale price was equal to the net book value of the assets sold and was paid in cash at closing.  Upon consummating the asset purchase agreement, the buyers entered into a five-year franchise agreement with Option Care.  The franchise agreement allows the buyers to use the Option Care name and participate in our various contracts in exchange for future royalty payments based on the subsequent cash collections of the business.

On May 1, 2003, we completed the sale and franchise of our pharmacy in Bullhead City, Arizona to Convention Center Drug, Inc., which owns and operates an Option Care franchise in Las Vegas, Nevada.  The sale price was equal to the net book value of the assets sold and was paid in cash at closing.  Upon signing the asset purchase agreement, the parties also executed an amendment to the existing franchise agreement between Option Care and Convention Center Drug to add the Bullhead City pharmacy and its service territory to the agreement.

Upon completion of the sales of these two pharmacies, Option Care recorded a reversal of approximately $300,000 of the $1.7 million pre-tax charge recorded in the fourth quarter of 2002.  The reversal was primarily related to building lease termination costs, as the new owners of these businesses assumed our remaining lease obligations at these locations.

9.              Change in Estimate

Option Care receives rebates from pharmaceutical manufacturers and vendors.  These rebates are payable pursuant to binding agreements between Option Care and those drug manufacturers and vendors.  The rebates are recorded as reductions to our cost of goods sold if related to purchases made by our company-owned pharmacies, and are recorded as other revenue if related to purchases made by our franchisees.  The total annual rebate amount can be reasonably estimated at the beginning of each year based on the existing agreements we have in place, and is adjusted quarterly as needed.

We have signed a new agreement with our principal pharmaceutical vendor which has increased our estimate of the rebates to be received for the year 2003.  This agreement applies only to purchases made by our company-owned pharmacies.  We recorded a cumulative, year-to-date adjustment of $1.0 million to cost of goods sold in the quarter ended June 30, 2003 to reflect our change in estimate.  Of this adjustment, approximately $500,000 applies to purchases made during the prior quarter ended March 31, 2003.

10.       Stock-Based Compensation

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

Had compensation cost for Option Care’s stock-based compensation plan been determined based on FASB Statement No. 123, Option Care’s net income and income per common share for the three and six months ended June 30, 2003 and 2002 on a pro-forma basis would have been (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income:
As reported	$3,811	$3,751	$7,776	$7,213
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6	—	6	99
Deduct: Total stock-based employee compensation expense determined under the fair value based method for the following awards, net of related tax effects:
Stock option grants	(580)	(368)	(1,153)	(858)
Employee stock purchase plan withholdings	(64)	(73)	(118)	(146)

Pro forma	$3,173	$3,310	$6,511	$6,308

Net income per common share—basic:
As reported	$0.18	$0.18	$0.37	$0.35
Pro forma	$0.15	$0.16	$0.31	$0.31

Net income per common share—diluted:
As reported	$0.18	$0.18	$0.37	$0.34
Pro forma	$0.15	$0.16	$0.31	$0.30

11.       Recent Accounting Pronouncements

EITF 00-21: Revenue Arrangements with Multiple Deliverables.

EITF 00-21, which becomes effective for fiscal periods beginning after June 15, 2003, addresses situations in which multiple products and/or services are delivered at different times under one arrangement with a customer, and provides guidance in determining whether multiple deliverables should be considered as separate units of accounting.  We provide a variety of infusion therapies to patients.  A majority of the therapies have multiple deliverables, such as the delivery of drugs and supplies and the provision of related nursing services to train and monitor patient administration of the drugs.  After applying the criteria from the final model in EITF 00-21 to our business, we concluded that separate units of accounting do exist in our revenue arrangements with multiple deliverables.

In our current revenue recognition policy for infusion therapies regarding arrangements with multiple deliverables, revenue is recognized when each deliverable is provided to the patient.  For example, revenue from drug and supplies sales is recognized upon confirmation of delivery of the products, and revenue from nursing services is recognized upon receipt of nursing notes confirming that the service was provided.  In instances in which the amount allocable to the delivered items is limited to the amount that is contingent on delivery of additional items, we recognize revenue after all the deliverables in the arrangement have been provided.  For infusion therapies, we believe that the impact from adoption of EITF 00-21 will not be material to our statements of income or financial position.

Our specialty pharmacy services often involve only delivery of drugs to the patient and no ancillary services, such as nursing.  In these cases, since there are no multiple deliverables EITF 00-21 does not apply.  For certain specialty drugs and therapies, we do provide some nursing services to the patient.  In these cases when we do have multiple deliverables, we recognize revenue in the same manner as for our infusion therapies, as described above.

Our subsidiary, Mangement by Information, Inc. (“MBI”), sells pharmacy management software products and provides installation, training and support to customers, and therefore would be considered to provide multiple deliverables under a single arrangement.  However, we account for MBI’s revenue in accordance with SOP 97-2: Software Revenue Recognition.  Since this statement of opinion provides higher-level authoritative guidance than EITF 00-21, adoption of EITF 00-21 will have no impact to our accounting policies for MBI.

EITF 01-09:  Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products.

EITF 01-09 addresses the accounting for consideration given by a vendor or reseller to a customer.  This consideration includes prompt payment and other discounts.  Our primary service lines involve the provision of healthcare services directly to patients, who are the end users of the products and end recipients of the services.  We do not offer rebates or prompt payment discounts for any of the healthcare services we bill.  Most of our bills are paid based on contracted fee schedules, none of which allows for prompt payment or other discounts or rebates.  Therefore, EITF 01-09 does not apply to these service lines.

Under the classification of Other revenue, a portion of this revenue is generated from the sale of pharmacy management software products by our subsidiary, Management by Information, Inc. (MBI), and we would therefore be classified as a software vendor.  However, total MBI revenue has been insignificant in recent periods, representing 0.4%, 0.7% and 1.7% of our total revenue, respectively, for the years ended December 31, 2002, 2001 and 2000.  The amount of discounts and rebates offered on new software sales in these periods is immaterial to our overall financial results.  Therefore, application of EITF 01-09 to MBI revenue recognition is not expected to have a significant effect on our results of operations in the foreseeable future.

EITF 02-16: Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor

EITF 02-16 addresses the accounting for the consideration we receive from vendors, primarily drug and medical supply vendors, in the form of discounts and rebates.  The consensus on discounts and rebates is effective for new arrangements entered into after December 31, 2002 and November 21, 2002, respectively.  Our discounts received from vendors are typically in the form of prompt payment discounts.  We recognize these discounts as reductions to the associated costs when the discounts are taken upon payment of the invoice.  Our rebates, which are typically received from drug and medical supply manufacturers and vendors, are usually calculated as a percentage of our overall dollar volume of purchases over a specified period.  Whereas discounts are earned purely on the Company’s own purchases, a portion of our rebates are earned from the purchase volume of our franchises.  The portion of our discounts that is earned based on our drug and medical supply purchase volume is recorded as a reduction of cost of goods, and is recognized ratably over the applicable period.  The portion of our discounts that is earned from the purchasing activity of our franchises is recorded as other revenue, and is also recognized ratably over the applicable period.  Our current accounting practices are in compliance with EITF 02-16.  Therefore, adoption of EITF 02-16 will have no effect on our results of operations.

FIN 46: Consolidation: Variable Interest Entities

FIN 46 addresses the accounting for variable interest entities in which the parent entity lacks ownership of a majority voting interest in another entity, but controls its operations and finances to such extent that consolidated financial statements are necessary for a fair presentation of the financial position and results of operations of the parent entity.  Option Care operates approximately 40 company-owned pharmacies, while franchisees operate approximately 80 franchised Option Care pharmacies throughout the United States.  We own a majority voting interest in each of our company-owned pharmacies and present consolidated financial statements that include their results of operations.  We do not posses any ownership interest, direct or indirect, in any of our franchised pharmacies and do not control their operations or finances.  For this reason, our franchised pharmacies do not qualify as variable interest entities, and we do not consolidate their financial results with our own.  There are no other entities in existence that qualify as variable interest entities or special purpose entities of Option Care.  Therefore, adoption of FIN 46 will have no effect on our financial position or results of operations.

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

OVERVIEW

Option Care provides pharmacy services to patients on behalf of managed care organizations and other third party payors.  We contract with payors to provide specialty pharmacy services, home infusion therapy and other related healthcare services to patients at home or at other alternate-site settings, such as physicians’ offices.  Our services are provided through our national network of approximately 120 company-owned and franchise-owned pharmacies.

We have three service lines: specialty pharmacy services, infusion and related healthcare services, and other.  Specialty pharmacy services consist of delivering specialty pharmaceuticals directly to patients or to their physician’s office.  Infusion and related services primarily consists of providing infusion therapies to patients in non-hospital settings, typically the patient’s home.  Infusion therapy consists of providing intravenous drugs as well as nursing services and patient monitoring.  For some of our company-owned locations, infusion and related healthcare services also includes the provision of home health nursing services, hospice services, respiratory therapy services and/or durable medical equipment sales and rentals.  Specialty pharmacy revenue and infusion and related healthcare services revenue relates only to our company-owned pharmacies.  Other revenue consists of all revenue generated from our franchise network, primarily royalties, and the software licensing and support revenue generated by our subsidiary, MBI.  Summarized information about revenues and gross profit for each service line is provided in the following table (amounts in thousands):

	Three months ended June 30,				Six months ended June 30,
	2003		2002		2003		2002
	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Revenue:
Specialty pharmacy services	$48,172	56.8%	$42,527	56.3%	$105,206	59.3%	$83,077	56.0%
Infusion and related healthcare services	34,126	40.3%	30,366	40.2%	67,199	37.9%	59,886	40.4%
Other	2,484	2.9%	2,632	3.5%	4,939	2.8%	5,269	3.6%

Total revenue	$84,782	100.0%	$75,525	100.0%	$177,344	100.0%	$148,232	100.0%

	Three months ended June 30,				Six months ended June 30,
	2003		2002		2003		2002
	Amount	% margin	Amount	% margin	Amount	% margin	Amount	% margin
Gross Profit:
Specialty pharmacy services	$10,533	21.9%	$8,137	19.1%	$21,567	20.5%	$15,096	18.2%
Infusion and related healthcare services	14,814	43.4%	12,828	42.2%	28,693	42.7%	25,917	43.3%
Other	2,308	92.9%	2,608	99.1%	4,675	94.7%	5,223	99.1%

Total gross profit	$27,655	32.6%	$23,573	31.2%	$54,935	31.0%	$46,236	31.2%

Most of our revenue is generated from managed care contracts and other agreements with commercial third party payors.  Our principal managed care contract is with Blue Cross Blue Shield of Florida which contracts with us for our provision of home infusion services and specialty pharmacy services to their members.  For both the three months and six months ended June 30, 2003, approximately 17% of our revenue was generated from this contract.  In the prior year, for the three months and six months ended June 30, 2002, approximately 21% and 20% of our revenue, respectively, was related to this contract.  As of June 30, 2003 and December 31, 2002, respectively, approximately 11% and 9% of our accounts receivable was due from Blue Cross Blue Shield of Florida. The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term.

Option Care also generates revenue through governmental healthcare programs such as Medicare and Medicaid.  For the three months and six months ended June 30, 2003, approximately 19% of our revenue was generated from governmental programs.  In the prior year, for the three months and six months ended June 30, 2002, approximately 15% and 16% of our revenue, respectively, came from governmental programs.  Approximately 22% and 19% of our total accounts receivable as of June 30, 2003 and December 31, 2002, respectively, was due from these governmental programs.

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

Revenue recognition and contractual adjustments

Our revenue is primarily derived from the sale of pharmaceuticals and medical supplies and the provision of related nursing services to patients at alternate-site settings. Most of this revenue is billed under managed care or other contracts, with a smaller amount billed under government programs, such as Medicare and Medicaid. Billed and unbilled revenue is recorded net of contractual adjustments based on our interpretation of the terms of each managed care contract or government contract or pricing schedule, as loaded into our computerized billing and pharmacy management software systems.  Contractual adjustments are calculated automatically by our billing systems when the claim is billed.  The contractual adjustments on unbilled amounts must be estimated manually through claim-by-claim analysis of the unbilled claims, by applying historical contractual adjustment percentages to the gross unbilled amounts, or a combination of the two.  The accuracy of our recorded net revenue is subject to the accuracy of payor information on file for each patient, and is also subject to our correct interpretation of each underlying contract with respect to reimbursement rates for the drugs and services we provided. If changes or corrections to our estimates of net revenue prove to be necessary, we adjust net revenue in the period that such changes or corrections are identified. Such adjustments may have a positive or negative impact on the revenues and results of operations reported for those subsequent periods. Historically, such adjustments have not been significant to our statements of income.

Accounts receivable and allowances for doubtful accounts

We record our accounts receivable net of contractual adjustments (as described in the preceding paragraph) and net of allowances for doubtful accounts. Our procedure for estimating the allowance for doubtful accounts requires significant judgment and assumptions.  The allowance for doubtful accounts is estimated based on several factors, including our past accounts receivable collection history, the age of our accounts receivable at the end of each period, and detailed analysis of the expected collectability of amounts receivable from each significant payor based on a number of factors.  Although we believe that our estimation of the net value of our accounts receivable is reasonable, we continually monitor our accounts receivable and our methods for calculating the appropriate allowance for doubtful accounts.  Our actual collections of accounts receivable may differ from our estimates of collectability, affecting our future financial condition and results of operations.

Goodwill and other intangible assets

We record goodwill from our acquisitions equal to the excess of the total cost of the acquisitions over the fair value of all identified tangible and intangible assets acquired. In accordance with Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets, effective January 1, 2002 we no longer amortize goodwill but instead test our goodwill annually for impairment.  Our method of impairment testing consists of comparing the market value of our company to its book value. The market value is equal to the current value per share of our common stock, times the total number of shares outstanding.  We test goodwill for impairment annually each October 1st, or whenever we identify events or conditions that could potentially result in impairment of our goodwill.

Other intangible assets primarily consist of non-compete agreements, payor contracts and patient records.  These intangible assets are amortized straight-line over periods ranging from two to five years.  Their amortization period equals their estimated useful lives, or in the case of non-compete agreements, the amortization period equals their contractual term.

RESULTS OF OPERATIONS

The following table shows the results of our operations for the three and six months ended June 30, 2003 and 2002, expressed as percentages of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of goods sold	55.4%	57.1%	57.4%	57.0%
Cost of services provided	12.0%	11.7%	11.6%	11.8%
Total cost of revenue	67.4%	68.8%	69.0%	68.8%

Gross profit	32.6%	31.2%	31.0%	31.2%

Selling, general and administrative expenses	22.3%	21.1%	21.2%	21.2%
Provision for doubtful accounts	2.7%	1.9%	2.4%	2.0%

Total operating expenses	25.0%	23.0%	23.6%	23.2%

Operating income	7.6%	8.2%	7.4%	8.0%
Interest expense	—%	(0.1)%	(0.1)%	—%
Other expense, net	(0.1)%	0.1%	—%	—%

Income before income taxes	7.5%	8.2%	7.3%	8.0%
Income tax provision	3.0%	3.2%	2.9%	3.1%

Net income	4.5%	5.0%	4.4%	4.9%

Three and Six Months Ended June 30, 2003 and 2002

Revenue.  Revenue for the quarter ended June 30, 2003 was $84.8 million, which represents an increase of $9.3 million, or 12.3%, over the revenue of $75.5 million for the prior year quarter.  Revenue for the six months ended June 30, 2003 was $177.3 million, representing an increase of $29.1 million, or 19.6%, over the six months ended June 30, 2002.  The revenue increases are attributable to both acquisitions and same-store increases in infusion therapy revenue and specialty pharmacy services revenue.  Same store sales of specialty pharmacy services and infusion therapy services increased 10.1% and 11.1%, respectively, in the three and six months ended June 30, 2003 compared to the corresponding prior year periods.  We report our operating results in one segment, consisting of three service lines: specialty pharmacy services; infusion and related healthcare services; and other.

Specialty pharmacy services revenue.  For the quarter ended June 30, 2003, specialty pharmacy services revenue increased to $48.2 million, which is an increase of $5.7 million, or 13.3%, over the revenue in the prior year quarter.  For the six months ended June 30, 2003, specialty pharmacy services revenue was $105.2 million, compared to $83.1 million for the six months ended June 30, 2002.  This represents an increase of $22.1 million, or 26.6%, over the prior year.  The increases in specialty pharmacy services revenue were due to acquisitions completed in 2002 and due to increases in same store sales.  Specialty pharmaceutical products that produced higher revenue in the current year than the prior year included Synagis®, human growth hormone and factor products.

Infusion and related healthcare services revenue.  For the quarter ended June 30, 2003, infusion and related healthcare services revenue equaled $34.1 million, representing an increase of $3.8 million, or 12.4%, over the prior year quarter.  For the six-month period ended June 30, 2003, infusion and related healthcare services revenue equaled $67.2 million, representing an increase of $7.3 million, or 12.2%, over the six-month period ended June 30, 2002.  These increases were primarily due to acquisitions completed in 2002, as well as increased same store revenue from home infusion therapy services.  Overall, revenue from home infusion therapy services increased 22.5% and 21.1%, respectively, in the three and six months ended June 30, 2003 compared to the prior year due to acquisitions and same store sales growth.  Revenue from other related healthcare services declined as we scaled back operations in these areas and focused on increasing revenue from home infusion therapy services.

Other Revenue.  Other revenue consists primarily of revenue generated from our franchise network, consisting of royalties, franchise fees and vendor rebates earned from our franchises’ purchases, and software sales and rentals by our wholly-owned subsidiary, Management by Information, Inc. Other revenue was $2.5 million for the quarter ended June 30, 2003 compared to $2.6 million for the quarter ended June 30, 2002, a decline of $100,000, or 5.6%.  For the six months ended June 30, 2003, other revenue was $4.9 million, which is $300,000, or 6.3% lower than the other revenue of $5.3 million for the corresponding prior year period.  Declines in software sales revenue and vendor rebate revenue from pharmaceutical purchases by our franchisees were the causes of the declines in other revenue in the current year compared to the prior year.

Cost of Revenue.  Cost of revenue consists of the cost of goods sold and the cost of services provided.  For the quarter ended June 30, 2003, cost of revenue increased by $5.2 million, or 10.0%, over the corresponding quarter of the prior year. For the six months ended June 30, 2003, cost of revenue increased by $20.4 million, or 20.0%, compared to the six months ended June 30, 2002. These 10.0% and 20.0% increases in cost of revenue were related to the corresponding 12.3% and 19.6% increases in revenue due to acquisitions and internal growth.

Cost of goods sold for the quarter ended June 30, 2003 was $47.0 million, or 55.4% of revenue.  In the prior year quarter, cost of goods sold was $43.2 million, or 57.1% of revenue.  The primary cause of this decline in cost of goods sold as a percentage of revenue was the signing of a new agreement with our principal pharmaceutical supplier which has increased our estimate of the total rebates to be received for the calendar year 2003.  The new agreement is retroactive to January 1, 2003.  We recorded a $1.0 million reduction to cost of goods sold in the quarter ended June 30, 2003 to reflect the increase in rebates, of which approximately half applies to purchases during the quarter ended June 30, 2003 and half applies to purchases during the prior quarter ended March 31, 2003.  For the six months ended June 30, 2003, cost of goods sold was $101.8 million, or 57.4% of revenue, compared to $84.5 million, or 57.0% of revenue for the corresponding prior year period.  The slight increase in percentage, year over year, was due to higher rate of growth in specialty pharmacy services revenue than in infusion and related healthcare services revenue.  Specialty drugs are higher in cost and produce a lower gross margin than infusion therapy drugs.  In addition, we have begun depreciating the software development costs incurred in the development of Emphsys, our new pharmacy management software produced by our subsidiary, MBI.  This depreciation expense resulted in a decline in the gross profit margin on other revenue (see Gross Profit Margin table, below).

Cost of service consists of salaries and related costs for employees directly involved in patient care, including pharmacists, nurses, therapists and delivery drivers.  Cost of service also includes all costs of delivering products and services to the patient.  The cost of services provided in the quarter ended June 30, 2003 was $10.1 million, or 11.9% of revenue, compared to a cost of $8.8 million, or 11.6% of revenue, for services provided in the quarter ended June 30, 2002.  The cost of services provided during the six-month period ended June 30, 2003 was $20.6 million, or 11.6% of revenue.  In the prior year period ended June 30, 2002, cost of service was $17.5 million, or 11.8% of revenue.  The minor changes in cost of service as a percentage of revenue are attributable to variations in our mix of services provided through our specialty pharmacy and infusion and related healthcare service lines.

Gross Profit Margin.  The following table shows the gross profit margin for each of our three service lines: specialty pharmacy services; infusion and related healthcare services; and other:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Gross profit margin:
Specialty pharmacy services	21.9%	19.1%	20.5%	18.2%
Infusion and related healthcare services	43.4%	42.2%	42.7%	43.3%
Other	92.9%	99.1%	94.7%	99.1%
Total gross profit margin	32.6%	31.2%	31.0%	31.2%

The gross profit margin for the quarter ended June 30, 2003 was 32.6% compared to 31.2% for the quarter ended June 30, 2002. This overall increase in margin was primarily due to an increase in rebates, which reduced cost of goods in the current year quarter, and due to shifts in product mix for our specialty pharmacy service line toward products with higher gross margins.  For the six months ended June 30, 2003, the overall gross profit margin was 31.0%, which is slightly lower than the gross profit margin of 31.2% in the prior year period.  Comparing these six-month periods, specialty pharmacy services revenue grew at a faster pace than infusion and related healthcare services revenue.  Because specialty pharmacy services generate a lower margin, the increase in specialty pharmacy revenue reduced our overall gross profit margin slightly. The gross profit margins on specialty pharmacy services were 21.9% and 20.5% for the three and six months ended June 30, 2003.  These margins increased by 2.8% and 2.3%, respectively, compared to the corresponding three and six months ended June 30, 2002.  This gross profit margin improvement is due to an increase in sales of higher-margin products, such as blood clotting factor products, throughout our network of company-owned pharmacies in the current year.  The increase in our estimated rebates recorded during the quarter ended June 30, 2003 was also a contributing factor.  Infusion and related healthcare services generated a gross profit margin of 43.4% for the quarter ended June 30, 2003, which is 1.2% higher than the margin in the prior year quarter.  This improvement was primarily due to an increase in vendor rebates in the current year quarter, which decreased the overall cost of goods for infusion and related healthcare services.  The gross profit margin for the six months ended June 30, 2003 was 42.7%, which is slightly below the gross profit margin of 43.3% in the prior year period.  The decrease in margin was primarily related to variations in our mix of healthcare services provided within this service line.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $18.9 million for the quarter ended June 30, 2003, an increase of $2.9 million, or 18.0%, over the corresponding quarter of the prior year.  For the six months ended June 30, 2003, selling, general and administrative expenses were $37.6 million, an increase of $6.1 million, or 19.5%, over the six-month period ended June 30, 2002.  Of the $2.9 million quarterly increase and $6.1 million year-to-date increase, $1.8 million and $3.8 million, respectively, was related to increased labor costs.  A portion of this increase was directly due to acquisitions, which added their own layer of administrative salaries.  In addition, we increased staff as we began the rollout of our new pharmacy management software, Emphsys, to our network of company-owned offices.  Much of the remainder was due to increased corporate staffing of various functions such as billing and reimbursement management.  Another factor contributing to the increase in labor costs was continuing market-based increases in employee health insurance and other employee benefit costs.

As a percentage of revenue, selling, general and administrative expenses were 22.2% in the quarter ended June 30, 2003, which is 1.0% higher than in the prior year quarter.  For the six months ended June 30, 2003, selling, general and administrative expenses were 21.2% of revenue, unchanged from the corresponding prior year period.  The slight increase in percentage in the quarter ended June 30, 2003 versus the corresponding prior year quarter was due to increased labor costs, as described above, and due to various other factors, such as increases in business insurance costs and in phone and data line communications costs.

Provision for doubtful accounts.  The provision for doubtful accounts was $2.3 million for the quarter ended June 30, 2003.  This represents an increase of approximately $900,000, or 63.4%, over the $1.4 million provision for doubtful accounts in the quarter ended June 30, 2002.  For the six months ended June 30, 2003, the provision for doubtful accounts was $4.2 million, representing a $1.3 million, or 43.9%, increase over the $2.9 million provision taken in the six months ended June 30, 2002.  Expressed as a percentage of revenue, the provision for doubtful accounts was 2.7% of revenue in the quarter ended June 30, 2003 compared to 1.9% in the quarter ended June 30, 2002.  For the six months periods ended June 30 of each year, the provision taken in 2003 equaled 2.4% of revenue compared to a provision equal to 2.0% of revenue in 2002.  The current year increase in provision for doubtful accounts can be directly attributed to accounts receivable in our Texas offices.  In 2000 and 2001, we completed multiple acquisitions in Texas, causing us to have multiple operating locations in the Dallas and Houston markets.  As part of the integration process for these new businesses, we consolidated pharmacy locations into one location in each market, consolidated computerized billing systems and sought to retain the appropriate staff to operate these businesses.  We encountered difficulties in various aspects of this integration process, leading to an increase in the incidence of bad debt write-offs and an increase in the age of our accounts receivable in these offices.  We have made regional and local management changes and implemented a plan designed to stabilize and improve the operations in these offices and to reduce the incidence of bad debt write-offs in future periods.  However, additional provisions for doubtful accounts, over and above our normal provision, may be necessary in the quarter ended September 30, 2003 as we continue to evaluate the collectability of our accounts receivable in Texas.

Operating Income.  Operating income was $6.5 million, or 7.6% of revenue, for the quarter ended June 30, 2003.  This represents an increase of $300,000, or 4.8%, over the quarter ended June 30, 2002, in which our operating income was $6.2 million, or 8.2% of revenue.  For the six months ended June 30, 2003, operating income was $13.2 million, or 7.4% of revenue, which is $1.3 million, or 10.8%, higher than operating income of $11.9 million, or 8.0% of revenue, for the six months ended June 30, 2002.  The increases in operating income over both periods are directly attributed to the revenue increases driven from acquisitions and same store sales growth. The decline in operating income as a percentage in revenue was primarily due to the increases in the provision for bad debts in the current year periods and to increased software implementation costs, partially offset by increased vendor rebates, as detailed above.

Interest expense for the quarter ended June 30, 2003 was $6,000, compared to $33,000 in the prior year period.  For the six months ended June 30, 2003, interest expense was $106,000 compared to $16,000 in the corresponding period of the prior year.  Our interest expense is primarily from borrowings on our revolving credit facility with JP Morgan.

Income Taxes.  Income tax provision for the quarter ended June 30, 2003 was $2.6 million, which is approximately $200,000, or 5.7%, higher than the $2.4 million income tax provision the prior year quarter.  For the six months ended June 30, 2003, the income tax provision was $5.2 million, an increase of $500,000, or 11.3%, over the corresponding prior year period.  Our income tax provision as a percentage of income before income taxes was 40.2% for the quarter and 40.0% for the six months ended June 30, 2003, compared to 39.3% for the both the quarter and six months ended June 30, 2002.  The slight increase in provision rate is due to an increase in business in higher-taxed states, primarily due to acquisitions completed in 2002.

Net Income.  Net income was $3.8 million, or $0.18 per diluted share, for the quarter ended June 30, 2003.  This represents an increase of 1.6% over net income from the prior year quarter, which also rounded to $3.8 million and $0.18 per diluted share.  For the six months ended June 30, 2003, net income was $7.8 million, or $0.37 per diluted share, which was an increase of $600,000, or 7.8%, over the net income of $7.2 million, or $0.34 per diluted share, for the six months ended June 30, 2002.  These increases in net income were primarily due to revenue increases generated by acquisitions and same store sales growth, but were limited by offsetting increases in labor and other selling, general and administrative expenses, and in the provision for bad debts in the current year periods.

Diluted shares.  Total diluted shares remained nearly unchanged in the current year periods versus the prior year periods.  For the quarters ended June 30, 2003 and June 30, 2002, diluted shares were 21.2 million.  For the six months ended June 30, 2003, diluted shares were 21.2 million, which is just slightly higher than the 21.1 million diluted shares for the six months ended June 30, 2002.  Increases in the actual number of outstanding shares due to issuance of shares from our stock incentive plan and employee stock purchase plan were largely offset by reductions in the dilutive effect of stock options and by our cash payment in lieu of issuing stock under a prior year acquisition agreement.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended June 30, 2003, we financed our operations and acquisition activities through operating cash flows, the use of cash reserves and borrowings under our credit facility.  In previous periods, we have also financed our operations and acquisitions through underwritten public offerings of common stock.

Operating Cash Flows.  Operations provided $12.7 million of positive cash flow for the six months ended June 30, 2003, compared to $2.3 million provided by operations during the six months ended June 30, 2002.  The primary cause of the large positive operating cash flow for the current year is our net income during the period and improved collection of accounts receivable.  We have focused a great deal of attention on improving cash collections, and this has helped us improve operating cash flows significantly over the same period in the prior year.

Investing Cash Flows.  We used $14.2 million in investing activities during the six months ended June 30, 2003, compared to $12.2 million used in the corresponding prior year period.   In each period, the largest component use of cash was to fund acquisition activities.  In the six months ended June 30, 2003, $11.8 million was used for acquisitions.  We used $8.6 million to acquire the remaining 40% interest in Infusion Specialties, Inc., a specialty pharmacy business for which we acquired a majority interest in the prior year period.  We also made a $2.6 million installment related to our 2002 acquisition of a home infusion pharmacy business in the Minneapolis/St.Paul area.  The remaining $600,000 was spent for other acquisition activities.  In the prior year, during the six months ended June 30, 2002, Option Care invested $9.8 million in acquisitions, consisting of $6.9 million paid at closing for acquisitions completed in 2002 and $2.9 million paid as additional consideration on prior years’ acquisitions.  Payments for purchase of equipment equaled $2.7 million for the six months ended June 30, 2003, compared to $2.3 million in the prior year period. Of the $2.6 million used for purchase of equipment in the current year, approximately $1.0 million was spent on infrastructure improvements, mostly related to office furniture and related equipment and leasehold improvements for company-owned pharmacies that moved to new leased facilities.  Additionally, $700,000 was used to purchase computer and other technology equipment, $600,000 was used to acquire revenue-producing medical equipment such as infusion pumps and home medical equipment, and $300,000 was used for software development projects. During the six months ended June 30, 2003, we disposed of our pharmacies in Bullhead City, Arizona and Grand Junction, Colorado.  We received approximately $200,000 in proceeds from these disposals.

Financing Cash Flows.  Net cash flow provided by financing activities equaled $1.3 million for the six months ended June 30, 2003, compared to $1.4 million provided by financing activities in the corresponding period of the prior year.  Of the $1.3 million provided in the current year, new financing of business insurance premiums provided approximately $1.3 million in cash flow, while issuance of stock from options exercises and employee withholding under our stock purchase plan generated approximately $800,000 in cash flow.  We used $500,000 to reduce the balance on our credit facility, and used $300,000 to make scheduled installments on capital leases and other debts.  In the prior year period ended June 30, 2002, the largest component of our $1.4 million in cash provided by financing activities was $1.8 million generated from issuance of stock and withholdings under our employee stock purchase plan.  Another $300,000 was generated by an increase the cash overdraft on our books.  Scheduled debt payments used $200,000, while financing costs to obtain our credit facility used $500,000 of cash.

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

As of June 30, 2003, our outstanding debt balance under this facility was approximately $6.6 million, while as of December 31, 2002, our outstanding balance was approximately $7.1 million.  We had additional borrowing availability of approximately $27.8 million as of June 30, 2003 and $32.3 million as of December 31, 2002 based on our accounts receivable and inventory balances on those dates.

Effective June 1, 2003, Option Care entered into a Premium Financing Agreement with A.I. Credit Corporation for payment of the total premiums due under our professional liability, workers compensation and other insurance policies that renewed on June 1, 2003.  This agreement allows us to pay the total cost of the premiums in nine monthly installments, with the final payment due March 1, 2004.  The total amount financed was approximately $1.4 million at an interest rate of 3.51%.

Our accounts receivable, net of bad debt reserves, was $65.9 million as of June 30, 2003 compared to $74.7 million as of December 31, 2002.  This decline in accounts receivable is partly attributable to strong cash collections during this six-month period.  Another factor was the seasonal decline in Synagis® revenue in the quarter ended June 30, 2003.  Our days sales outstanding was 75 as of June 30, 2003, which equals the days sales outstanding as of December 31, 2002.  We calculated days sales outstanding based on accounts receivable net of contractual reserves and bad debt reserves, and using the exhaustion method whereby we exhaust our accounts receivable against each preceding month’s, or partial month’s, revenue.

As of June 30, 2003, we had cash and cash equivalents of approximately $300,000, compared to $500,000 in cash and cash equivalents as of December 31, 2002.  During times when we have an outstanding balance under our credit facility with JP Morgan, we maintain a low, or zero, cash balance.  Cash collections are automatically swept against our credit facility balance as they become available, and we borrow only as much cash each day as necessary to cover operational needs.

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

Goodwill and Other Intangible Assets

As of June 30, 2003, net goodwill and other intangible assets equaled $66.4 million, consisting of $65.0 million of goodwill and $1.4 million of other intangible assets such as non-compete agreements, patient records, and managed care contracts.  As of December 31, 2002, net goodwill and other intangible assets equaled $57.1 million, consisting of $55.4 million of goodwill and $1.7 million of other intangible assets.  The $9.6 million increase in goodwill is primarily related to our acquisition in the quarter ended June 30, 2003 of the 40% minority interest in Infusion Specialties, Inc., a Houston-based specialty pharmacy business.  The decline in other intangible assets is primarily due to amortization of intangible assets relating to prior years’ acquisitions.

As required by Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we do not amortize goodwill, but test our goodwill for impairment annually each October 1st, or whenever we identify events or conditions that could potentially result in impairment of our goodwill.  During the quarter and six months ended June 30, 2003, no impairment of goodwill was identified.

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

ITEM 3.               Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. We utilize a mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2003. As of June 30, 2003, our fixed-rate debt was $1.5 million and our corresponding variable-rate debt was $6.6 million.  Based on our variable-rate debt as of June 30, 2003, a one-percent increase in interest rates would increase our annual interest expense by $66,000.

ITEM 4.               Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures which have been designed to ensure that information related to Option Care is recorded, processed, summarized and reported by Option Care on a timely basis.  As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer, Rajat Rai, and Chief Financial Officer, Paul Mastrapa, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, Mr. Rai and Mr. Mastrapa concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by management on a timely basis and ensuring that the quality and timeliness of our public disclosures comply with our disclosure obligations under the Securities Exchange Act of 1934.

(b)  Changes in internal controls.

There were no significant changes in the internal controls over financial reporting of the Company during the period covered by this Quarterly Report on Form 10-Q or in other factors that could materially affect, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.               Legal Proceedings

Option Care is subject to claims and legal actions that may arise in the ordinary course of business.  Aside from the two lawsuits previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, we are not aware of any claims, investigations or proceedings against us or any of our franchisees that we believe are likely to have a material financial impact on us.

The Company currently maintains insurance for general and professional liability claims in an aggregate amount of $8 million.  The Company also requires each franchisee to maintain general liability and professional liability insurance covering both the franchise and us, at coverage levels that we believed to be sufficient.  These insurance policies provide coverage on a claims-made or occurrence basis and have certain exclusions from coverage.  There can be no assurance that insurance coverage will be adequate to cover liability claims that may be asserted against the Company or that adequate insurance will be available in the future at acceptable cost, if at all.  To the extent that liability insurance is not adequate to cover liability claims against us, we will be responsible for the excess.

ITEM 2.               Changes in Securities and Use of Proceeds

None.

ITEM 3.               Defaults Upon Senior Securities

None.

ITEM 4.               Submission of Matters to a Vote of Securities Holders

Option Care’s annual meeting of stockholders was held on May 9, 2003.  The following matters were voted upon at the meeting:

1.             Election of three members to the Board of Directors, each being elected to hold office for a three-year term or until his respective successor is duly elected and qualified.  Each of management’s nominees for election to our Board of Directors as listed in our proxy statement was elected to a three-year term, with the results of the voting as follows:

	VOTES FOR	VOTES AGAINST	ABSTAIN
Kenneth S. Abramowitz	18,514,921	—	92,810
John N. Kapoor, Ph.D.	17,264,638	—	1,343,093
Rajat Rai	17,273,809	—	1,333,922

The term of office of each of the following directors continued after the meeting: James M. Hussey, Leo Henikoff, M.D. and Jerome F. Sheldon.  At the conclusion of the meeting, James G. Andress retired as a director of the Company.

2.             Ratification of the appointment of Ernst & Young, LLP as independent auditors of the Company for the fiscal year 2003.  The proxy voting results were as follows:

VOTES FOR	VOTES AGAINST	ABSTAIN
18,523,603	74,418	9,710

At the annual meeting, Option Care’s stockholders voted to elect the three nominees for director as identified in Matter Number 1 above and ratified the appointment of Ernst & Young, LLP to as independent auditors for the Company for the fiscal year 2003 as identified in Matter Number 2.

ITEM 5.               Other Information

None.

ITEM 6(a).                    Exhibits

See Exhibit Index.

ITEM 6(b).                    Reports on Form 8-K

On May 13, 2003, Option Care filed a report on Form 8-K containing our earnings press release for the quarter ended March 31, 2003, which was released on May 13, 2003.

On May 20, 2003, Option Care filed a report on Form 8-K containing the transcript of our conference call with investors to announce and discuss Option Care’s results of operations for the quarter ended March 31, 2003.  The conference call took place on May 13, 2003 at 9:00 a.m., Central Daylight Time.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTION CARE, INC.
Date: August 14, 2003	By:	/s/ Paul Mastrapa
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

10.28	Amendment to Participation Agreement between Health Options, Inc. and Option Care, Inc. dated April 1, 2001. **

10.29	Deferred Compensation Plan for certain Executives, effective as of January 1, 2001. **

10.30	Intentionally omitted.

10.31	Intentionally omitted.

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

10.34	Employment Agreement between Richard M. Smith and Option Care, Inc., dated May 7, 2003. Filed herewith. *

10.35	Employment Offer Letter between Option Care, Inc. and Paul Mastrapa, dated January 18, 2002. Filed herewith. *

10.36	Employment Offer Letter between Option Care, Inc. and Joe Bonaccorsi, dated December 31, 2001. Filed herewith. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans and arrangements.

**

Portions of this Exhibit are subject to a Confidential Treatment Request pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended, filed with the SEC on September 10, 2001 and amended October 10, 2001.