Form 10-Q
period 2003-09-30
OPTION CARE INC/DE
filed 2003-11-14
CIK 884064

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Issued and Outstanding as of November 10, 2003

Common Stock - .01 par value	20,905,196

INDEX

OPTION CARE, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Note 1)

Assets
Current assets:
Cash and cash equivalents	$3,567	$488
Accounts receivable, net	55,997	74,694
Inventory	6,387	7,538
Deferred tax asset	3,729	3,701
Other current assets	7,727	2,744

Total current assets	77,407	89,165
Equipment and other fixed assets, net	12,046	11,898
Goodwill, net	64,932	55,412
Other assets	2,136	2,375

Total assets	$156,521	$158,850

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$13,379	$14,559
Current portion of long-term debt	986	261
Other current liabilities	8,199	12,635

Total current liabilities	22,564	27,455
Long-term debt, less current portion	2,874	7,314
Deferred tax liability	5,400	4,178
Other liabilities	634	368
Minority interest	382	934

Total liabilities	31,854	40,249

Stockholders’ equity:
Common stock, $.01 par value per share, 60,000 shares authorized, 20,898 and 20,588 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	209	206
Common stock to be issued, 94 and 167 shares at September 30, 2003 and December 31, 2002, respectively	624	1,371
Additional paid-in capital	103,839	101,777
Retained earnings	19,995	15,247

Total stockholders’ equity	124,667	118,601

Total liabilities and stockholders’ equity	$156,521	$158,850

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue:
Specialty pharmacy services	$46,047	$43,623	$151,253	$126,700
Infusion and related healthcare services	33,969	34,818	101,169	94,704
Other	2,374	2,432	7,312	7,701
Total revenue	82,390	80,873	259,734	229,105
Cost of revenue:
Cost of goods sold	47,248	45,630	149,073	130,151
Cost of services provided	10,432	9,873	31,016	27,348
Total cost of revenue	57,680	55,503	180,089	157,499

Gross profit	24,710	25,370	79,645	71,606

Selling, general and administrative expenses	21,564	17,246	59,124	48,674
Provision for doubtful accounts	8,097	1,502	12,305	4,427

Total operating expenses	29,661	18,748	71,429	53,101

Operating income (loss)	(4,951)	6,622	8,216	18,505
Interest expense	(176)	(63)	(282)	(79)
Other expense, net	(16)	(113)	(107)	(102)

Income (loss) before income taxes	(5,143)	6,446	7,827	18,324
Income tax provision (benefit)	(2,114)	2,530	3,079	7,195

Net income (loss)	$(3,029)	$3,916	$4,748	$11,129

Net income (loss) per common share:
Basic	$(0.14)	$0.19	$0.23	$0.54

Diluted	$(0.14)	$0.19	$0.22	$0.53

Shares used in computing net income (loss) per share:
Basic	20,945	20,672	20,840	20,577
Diluted	20,945	21,148	21,256	21,100

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net income	$4,748	$11,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,172	2,791
Provision for doubtful accounts	12,305	4,427
Income tax benefit from exercise of stock options	462	1,642
Changes in assets and liabilities:
Accounts receivable	6,354	(10,625)
Inventory	1,347	896
Accounts payable	(1,396)	(1,321)
Income taxes receivable/payable	(4,613)	(235)
Change in other assets and liabilities	(185)	(762)

Net cash provided by operating activities	23,194	7,942

Cash flows from investing activities:
Purchases of equipment and other, net	(3,649)	(5,425)
Additions to other assets, net	—	(67)
Payments for acquisitions, net of cash acquired	(14,336)	(20,342)
Proceeds from disposals	229	—

Net cash used in investing activities	(17,756)	(25,834)

Cash flows from financing activities:
Increase in financing costs	—	(601)
Net borrowing (repayments) on credit agreements	(3,500)	8,447
Payments on capital leases and other debt	(215)	(252)
Proceeds from issuance of stock	1,356	2,090

Net cash provided by (used in) financing activities	(2,359)	9,684

Net increase (decrease) in cash and cash equivalents	3,079	(8,208)
Cash and cash equivalents, beginning of period	488	8,511
Cash and cash equivalents, end of period	$3,567	$303

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2003
(Unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

2.   Long-Term Debt

Option Care entered into a $60 million revolving Credit and Security Agreement on March 29, 2002 with J.P. Morgan Business Credit Corporation, J.P. Morgan Chase Bank and LaSalle Bank, N.A. (the “Lenders”).  Availability under the Credit and Security Agreement is related to various percentages of Option Care’s outstanding accounts receivable and inventory balances, less certain capped and ineligible amounts, as defined in the agreement.  Overall borrowings under the agreement will be limited to the lesser of the remaining availability and the total allowable collateral borrowing base.  The facility is secured by substantially all company assets.  In addition to customary events of default, the facility provides that a change in control would give rise to an event of default. The facility requires us to meet certain financial covenants.  Option Care paid a facility fee of approximately $400,000 upon signing the agreement.  The agreement provides for a commitment fee, calculated and paid quarterly on a sliding scale from 0.45% to 0.25%, based on the average daily unused portion of the facility.  For a fee, Option Care may secure up to $5 million in letters of credit.  Depending on our level of borrowing under the agreement, Option Care may select interest rates ranging from the Eurodollar Rate plus 2% to 2.75%, or the bank’s reference rate plus 0% to 0.75%.  The agreement expires on March 29, 2005.

As of September 30, 2003, our outstanding balance under this facility was approximately $2.8 million, while as of December 31, 2002, our outstanding balance was approximately $7.1 million.   At September 30, 2003, we had additional borrowing capacity of $29.2 million based on the accounts receivable and inventory balances as of that date, while at December 31, 2002, we had additional borrowing capacity of $32.3 million.

On October 23, 2003, the Lenders and Option Care signed an amendment to the Credit and Security Agreement to address the $6.8 million special provision for doubtful accounts recorded in the quarter ended September 30, 2003 related to our Texas accounts receivable.  The amendment allows Option Care to exclude the $6.8 million charge when calculating our fixed charge coverage ratio in the current and subsequent quarters.  This change in calculation method has allowed Option Care to remain in compliance with our financial covenants for the quarter ended September 30, 2003.

Effective June 1, 2003, Option Care entered into a Premium Financing Agreement with A.I. Credit Corporation for payment of the total premiums due under our professional liability, workers compensation and other insurance policies that renewed on June 1, 2003.  This agreement allows us to pay the total cost of the premiums in nine monthly installments, with the final payment due March 1, 2004.  The total amount financed was approximately $1.4 million at an interest rate of 3.51%.  As of September 30, 2003, the remaining outstanding principal balance was approximately $800,000.

3.    Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)

Basic:
Net income (loss)	$(3,029)	$3,916	$4,748	$11,129

Average shares outstanding	20,945	20,672	20,840	20,577

Basic earnings (loss) per share	$(0.14)	$0.19	$0.23	$0.54

Diluted:
Net income (loss)	$(3,029)	$3,916	$4,748	$11,129

Average shares outstanding	20,945	20,672	20,840	20,577
Net effect of dilutive stock options – Based on the treasury stock method	—	476	416	523

Total diluted shares	20,945	21,148	21,256	21,100

Diluted earnings (loss) per share	$(0.14)	$0.19	$0.22	$0.53

4.   Operating Segments

Option Care has one identifiable business segment, with three service lines: specialty pharmacy services; infusion and related healthcare services; and other.  Specialty pharmacy services consist of delivering specialty pharmaceuticals directly to patients or to their physician’s office.  Infusion and related services consists of providing infusion therapies and related healthcare products and services to patients in non-hospital settings, typically the patient’s home.  Infusion therapy consists of providing intravenous drugs as well as nursing services and patient monitoring.  Related healthcare services are provided by some of our company-owned locations, and may include home health nursing services, hospice services, respiratory therapy services and/or durable medical equipment sales and rentals.  Other revenue consists of all revenue generated from our franchise network, primarily royalties, and the software licensing and support revenue generated by our subsidiary, Management by Information, Inc. (“MBI”).

The following table presents revenues from external customers for each service line, broken down by major product category, for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Specialty pharmacy services	$46,047	$43,623	$151,253	$126,700
Infusion and related healthcare services:
Infusion therapy	29,021	28,575	85,155	74,916
Related healthcare services	4,948	6,243	16,014	19,788
Total infusion and related healthcare services revenue	33,969	34,818	101,169	94,704
Other revenue:
Franchise-related	2,144	2,111	6,512	6,711
Software licensing and support	230	321	800	990
Total other revenue	2,374	2,432	7,312	7,701

Total revenue	$82,390	$80,873	$259,734	$229,105

5.   Significant Customer

We generate the majority of our revenue from managed care contracts and other agreements with commercial third party payors.  Our principal managed care contract is with Blue Cross and Blue Shield of Florida for the provision of home infusion services and specialty pharmacy services to their members.  Approximately 18% of our revenue for the three months ended September 30, 2003 and 17% of our revenue for the nine months ended September 30, 2003 was related to this contract.  In the prior year, for the three and nine months ended September 30, 2002, approximately 20% of our revenue was related to this contract.  As of September 30, 2003 and December 31, 2002, approximately 9% of our accounts receivable was due from Blue Cross and Blue Shield of Florida.  The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term.

Option Care also generates revenue from government healthcare programs such as Medicare and Medicaid.  For the three and nine months ended September 30, 2003, approximately 17% and 18% of our revenue, respectively, came from government healthcare programs.  In the prior year, for the three and nine months ended September 30, 2002, approximately 14% and 15% of our revenue, respectively, was related to government healthcare programs.  Of our total accounts receivable as of September 30, 2003 and December 31, 2002, approximately 18% and 19%, respectively, was due from government healthcare programs.

6.   Seasonal Revenue Trends

Synagis®, one of the specialty pharmaceuticals that we provide to patients, is seasonal.  Synagis® is a drug used for the prevention of respiratory synctial virus (RSV) in high-risk pediatric patients. RSV infection is a seasonal condition, with the season generally lasting from October through April. Option Care’s quarterly Synagis® revenue for the first nine months of 2003 and 2002 was as follows (in thousands):

	2003		2002
	Synagis® revenue	% of total revenue	Synagis® revenue	% of total revenue

Quarter ended March 31	$11,998	13.0%	$7,013	9.6%
Quarter ended June 30	3,958	4.7	2,601	3.4
Quarter ended September 30	435	0.5	362	0.4

Nine months ended September 30	$16,391	6.3%	$9,976	4.4%

7.   Acquisitions

During the quarter ended March 31, 2003, Option Care paid a total of $3.1 million related to acquisitions, of which approximately $2.8 million was additional consideration on prior years’ acquisitions and approximately $300,000 was for an acquisition completed in the current year.  The largest payment during the quarter was a scheduled installment of $2.6 million toward the July 2002 purchase of a home infusion business in the Minneapolis/St. Paul metropolitan area.

During the quarter ended June 30, 2003, we paid $8.7 million related to acquisitions.  Of this total, $8.6 million was used to acquire the minority interest of Infusion Specialties, Inc.  Effective April 1, 2003, we exercised our option to acquire the remaining 40% interest of Infusion Specialties, Inc., a specialty pharmacy business in Houston, Texas.  We had acquired a 60% interest in this business a year earlier, effective April 1, 2002.  The purchase price for the remaining 40% interest was calculated on terms contained in the initial purchase agreement. The estimated total purchase price for the remaining 40% interest is $9.8 million, with $8.6 million paid in cash during the second quarter and the remaining $1.2 million potentially becoming payable in future periods, subject to certain contingencies related to collection of accounts receivable.  The estimated total purchase price of $9.8 million was allocated approximately $9.1 million to goodwill, $400,000 to a non-compete agreement and approximately $400,000 as a reduction of minority interest liability, offset by reductions to accounts payable and other accrued expenses of approximately $100,000.

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

During the quarter ended September 30, 2003, Option Care paid cash of $2.5 million, plus $135,000 in interest, as the final installment for our 2002 acquisition of a home infusion business in the Minneapolis/St. Paul area.  No new acquisitions were completed during this quarter.

8.   Bad Debt Charge

During the quarter ended September 30, 2003, Option Care recorded a pre-tax bad debt charge of $6.8 million related to accounts receivable of our Texas operations.  This charge was the result of a detailed examination of the accounts receivable at our Texas locations, which revealed that a significant portion of these accounts may not be collectable.  We had completed several acquisitions in Texas during 2001.  Issues related to the integration and operational consolidation of the acquired businesses, as well as computer systems conversions and employee turnover caused the lack of collections of these receivables.  The computer systems conversions have been completed, and operational enhancements have been implemented and billings are being closely monitored to improve the collectability of future revenue.  We believe that the $6.8 million additional provision for doubtful accounts provides an adequate reserve for our Texas accounts receivable.

9.   Restructuring Charge

During the quarter ended September 30, 2003, Option Care restructured our operations to improve the efficiency and effectiveness of the organization and refocus our efforts toward growing sales and improving profitability.  This restructuring resulted in a pre-tax charge of $1.0 million, which is included in selling, general and administrative expenses in the accompanying statement of operations for the quarter and nine months ended September 30, 2003. The restructuring was substantially complete by September 30, 2003, and we expect any subsequent costs to be minimal.  The restructuring included elimination of a middle management level from our field operations, reduction of staff at our company-owned pharmacy locations and various personnel changes and reductions within our corporate office.  The largest component of the $1.0 million charge was severance and related costs of approximately $800,000.  A total of 96 employees were terminated, consisting of 81 employees terminated from our company-owned pharmacy locations and 15 employees terminated from field management and corporate office staff.  Another component of the charge was approximately $100,000 related to relocation and related costs for newly-hired corporate management employees.  The remainder of the restructuring charge consisted of costs incurred to exit an unprofitable home health nursing business at one of our field locations.  As of September 30, 2003, approximately $400,000 of the $1.0 million restructuring costs had been paid, while the remaining $600,000 is included in other current liabilities on the attached balance sheet.  Approximately $500,000 of this liability consists of accrued severance, most of which will be paid in the quarter ending December 31, 2003.

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

Had compensation cost for Option Care’s stock-based compensation plan been determined based on FASB Statement No. 123, Option Care’s net income (loss) and income (loss) per common share for the three and nine months ended September 30, 2003 and 2002 on a pro-forma basis would have been (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$(3,029)	$3,916	$4,748	$11,129
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6	—	6	99
Deduct: Total stock-based employee compensation expense determined under the fair value based method for the following awards, net of related tax effects:
Stock option grants	(505)	(701)	(1,657)	(1,559)
Employee stock purchase plan withholdings	(39)	(90)	(157)	(236)

Pro forma	$(3,567)	$3,125	$2,940	$9,433

Net income (loss) per common share—basic:
As reported	$(0.14)	$0.19	$0.23	$0.54
Pro forma	$(0.17)	$0.15	$0.14	$0.46

Net income (loss) per common share—diluted:
As reported	$(0.14)	$0.19	$0.22	$0.53
Pro forma	$(0.17)	$0.15	$0.14	$0.45

11.  Recent Accounting Pronouncements

Emerging Issues Task Force (EITF) 00-21: Revenue Arrangements with Multiple Deliverables.

EITF 00-21 addresses situations in which multiple products and/or services are delivered at different times under one arrangement with a customer, and provides guidance in determining whether multiple deliverables should be considered as separate units of accounting.  We provide a variety of infusion therapies to patients.  A majority of the therapies have multiple deliverables, such as the delivery of drugs and supplies and the provision of related nursing services to train and monitor patient administration of the drugs.  After applying the criteria from the final model in EITF 00-21 to our business, we concluded that separate units of accounting do exist in our revenue arrangements with multiple deliverables.

In our current revenue recognition policy for infusion therapies regarding arrangements with multiple deliverables, revenue is recognized when each deliverable is provided to the patient.  For example, revenue from drug and supplies sales is recognized upon confirmation of delivery of the products, and revenue from nursing services is recognized upon receipt of nursing notes confirming that the service was provided.  In instances in which the amount allocable to the delivered items is limited to the amount that is contingent on delivery of additional items, we recognize revenue after all the deliverables in the arrangement have been provided.  For infusion therapies, we believe that the impact from adoption of EITF 00-21 will not be material to our statements of operations or financial position.

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

Our subsidiary, MBI, sells pharmacy management software products and provides installation, training and support to customers, and therefore would be considered to provide multiple deliverables under a single arrangement.  However, we account for MBI’s revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2: Software Revenue Recognition.  Since this statement of opinion provides higher-level authoritative guidance than EITF 00-21, adoption of EITF 00-21 will have no impact to our accounting policies for MBI revenue.

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

Under the classification of Other revenue, a portion of this revenue is generated from the sale of pharmacy management software products by our subsidiary, MBI, and we would therefore be classified as a software vendor.  However, total MBI revenue has been insignificant in recent periods, representing 0.4%, 0.7% and 1.7% of our total revenue, respectively, for the years ended December 31, 2002, 2001 and 2000.  The amount of discounts and rebates offered on new software sales in these periods is immaterial to our overall financial results.  Therefore, application of EITF 01-09 to MBI revenue recognition is not expected to have a significant effect on our results of operations in the foreseeable future.

Financial Accounting Standards Board (FASB) Financial Interpretation (FIN) 46: Consolidation: Variable Interest Entities

FIN 46 addresses the accounting for variable interest entities in which the parent entity lacks ownership of a majority voting interest in another entity, but controls its operations and finances to such extent that consolidated financial statements are necessary for a fair presentation of the financial position and results of operations of the parent entity.  Option Care operates approximately 40 company-owned pharmacies, while franchisees operate approximately 80 franchised Option Care pharmacies throughout the United States.  We own a majority voting interest in each of our company-owned pharmacies and present consolidated financial statements that include their results of operations.  We do not possess any ownership interest, direct or indirect, in any of our franchised pharmacies and do not control their operations or finances.  For this reason, our franchised pharmacies do not qualify as variable interest entities, and we do not consolidate their financial results with our own.  There are no other entities in existence that qualify as variable interest entities or special purpose entities of Option Care.  Therefore, adoption of FIN 46 will have no affect on our financial position or results of operations.

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

We have three service lines: specialty pharmacy services, infusion and related healthcare services, and other.  Specialty pharmacy services consist of delivering specialty pharmaceuticals directly to patients or to their physician’s office.  Infusion and related healthcare services primarily consists of providing infusion therapies and related healthcare services to patients in non-hospital settings, typically the patient’s home.  Infusion therapy consists of providing intravenous drugs as well as nursing services and patient monitoring.  For some of our company-owned locations, infusion and related healthcare services also includes the provision of home health nursing services, hospice services, respiratory therapy services and/or durable medical equipment sales and rentals.  Specialty pharmacy revenue and infusion and related healthcare services revenue relates only to our company-owned pharmacies.  Other revenue consists of all revenue generated from our franchise network, primarily royalties, and the software licensing and support revenue generated by our subsidiary, MBI.  Summarized information about revenues and gross profit for each service line is provided in the following table (amounts in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Revenue:
Specialty pharmacy services	$46,047	55.9%	$43,623	53.9%	$151,253	58.2%	$126,700	55.3%
Infusion and related healthcare services	33,969	41.2	34,818	43.1	101,169	39.0	94,704	41.3
Other	2,374	2.9	2,432	3.0	7,312	2.8	7,701	3.4

Total revenue	$82,390	100.0%	$80,873	100.0%	$259,734	100.0%	$229,105	100.0%

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
	Amount	Gross profit %	Amount	Gross profit %	Amount	Gross profit %	Amount	Gross profit
Gross Profit:
Specialty pharmacy services	$8,840	19.2%	$8,321	19.1%	$30,407	20.1%	$23,417	18.5%
Infusion and related healthcare services	13,659	40.2	14,666	42.1	42,352	41.9	40,583	42.9
Other	2,211	93.2	2,383	98.0	6,886	94.2	7,606	98.8

Total gross profit	$24,710	30.0%	$25,370	31.4%	$79,645	30.7%	$71,606	31.3%

Most of our revenue is generated from managed care contracts and other agreements with commercial third party payors.  Our principal managed care contract is with Blue Cross Blue Shield of Florida which contracts with us for the provision of home infusion services and specialty pharmacy services to their members.  For the three and nine months ended September 30, 2003, approximately 18% and 17% of our revenue, respectively, was generated from this contract.  In the prior year, for both the three and nine months ended September 30, 2002, approximately 20% of our revenue was related to this contract.  As of each of September 30, 2003 and December 31, 2002, approximately 9% of our accounts receivable was due from Blue Cross Blue Shield of Florida. The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term.

Option Care also generates revenue through government healthcare programs such as Medicare and Medicaid.  For the three and nine months ended September 30, 2003, respectively, approximately 17% and 18% of our revenue was generated from government healthcare programs.  In the prior year, for the three and nine months ended September 30, 2002, approximately 14% and 15% of our revenue, respectively, was payable from government healthcare programs.  Approximately 18% and 19% of our total accounts receivable as of September 30, 2003 and December 31, 2002, respectively, was due from these government healthcare programs.

Many of the pharmaceuticals we provide are reimbursed some percentage of the Average Wholesale Price (AWP) of the pharmaceuticals.  AWP for most pharmaceuticals is compiled and published by private companies, including First DataBank, Inc.  On August 20, 2003, The Centers for Medicare and Medicaid Services (CMS) published a proposed rule to revise the manner by which pharmaceuticals are reimbursed.  CMS proposed adopting one of the following systems: (i) limiting Medicare payment for drugs to what contractors pay under comparable circumstances for drugs administered to their private policy holders; (ii) locking in and reducing the AWPs published in commercial compendia as of April 1, 2003 by an average discount price; (iii) using existing and additional sources of market-based prices to develop Medicare payment limits; or (iv) establishing a competitive acquisition program for covered drugs in conjunction with establishing a process for determining average sale price.

The adoption of any of these proposed modifications to the AWP system could have a significant impact on our future results of operations and financial condition.  Reductions in AWP for the products we provide to patients, or replacement of the AWP system with a different reimbursement system, could narrow our gross profit margins.

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

Revenue recognition and contractual adjustments

Our revenue is primarily derived from the sale of pharmaceuticals and medical supplies and the provision of related nursing services to patients at alternate-site settings. Most of this revenue is billed under managed care or other contracts, with a smaller amount billed under government healthcare programs, such as Medicare and Medicaid. Billed and unbilled revenue is recorded net of contractual adjustments based on our interpretation of the terms of each managed care contract or government contract or pricing schedule, as loaded into our computerized billing and pharmacy management software systems.  Contractual adjustments are calculated automatically by our billing systems when the claim is billed.  The contractual adjustments on unbilled amounts must be estimated manually through claim-by-claim analysis of the unbilled claims, by applying historical contractual adjustment percentages to the gross unbilled amounts, or a combination of the two.  The accuracy of our recorded net revenue is subject to the accuracy of payor information on file for each patient, and is also subject to our correct interpretation of each underlying contract with respect to reimbursement rates for the drugs and services we provided. If changes or corrections to our estimates of net revenue prove to be necessary, we adjust net revenue in the period that such changes or corrections are identified. Such adjustments may have a positive or negative impact on the revenues and results of operations reported for those subsequent periods. Historically, such adjustments have not been significant to our statements of operations.

Accounts receivable and allowances for doubtful accounts

Our accounts receivable are reported net of contractual adjustments and allowances for doubtful accounts.  The majority of Option Care’s accounts receivable are due from private insurance carriers and government healthcare programs such as Medicare or Medicaid.  Third party reimbursement is a complicated process, with each payor having its own claim requirements.  The ultimate collection of our accounts receivable is dependent upon complete and accurate patient intake, timely submission of clean claims to payors, and timely and effective follow-up on outstanding claims.  Our allowance for doubtful accounts is estimated based on several factors, including our past accounts receivable collection history, the aging of our accounts receivable at the end of each period as reported to us through our computerized billing systems, our mix of business, and the financial condition of our payors.  We also take into account certain internal factors, such as computer systems conversions, office acquisitions and consolidations, and operational changes within our billing and reimbursement function.  Although we believe that our estimation of the net value of our accounts receivable is reasonable, we continually monitor our accounts receivable and our methods for calculating the appropriate allowance for doubtful accounts, and we adjust our allowances and calculation methods as needed.  If actual collections differ from our estimates, we may need to establish an additional allowance for doubtful accounts, which could materially impact our financial condition and results of operations in future periods.

Goodwill and other intangible assets

We record goodwill from our acquisitions equal to the excess of the total cost of the acquisitions over the fair value of all identified tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets, effective January 1, 2002 we no longer amortize goodwill but instead test our goodwill annually for impairment.  Our method of impairment testing consists of comparing the market value of our company to its book value. The market value is equal to the current value per share of our common stock, times the total number of shares outstanding.  We test goodwill for impairment annually each October 1st, or whenever we identify events or conditions that could potentially result in impairment of our goodwill.

Other intangible assets primarily consist of non-compete agreements and managed care contracts.  These intangible assets are amortized straight-line over periods ranging from two to five years.  Their amortization period equals their estimated useful lives, or in the case of non-compete agreements, the amortization period equals their contractual term.

RESULTS OF OPERATIONS

The following table shows the results of our operations for the three and nine months ended September 30, 2003 and 2002, expressed as percentages of revenue:

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of goods sold	57.3	56.4	57.4	56.8
Cost of services provided	12.7	12.2	11.9	11.9
Total cost of revenue	70.0	68.6	69.3	68.7

Gross profit	30.0	31.4	30.7	31.3

Selling, general and administrative expenses	26.2	21.3	22.8	21.3
Provision for doubtful accounts	9.8	1.9	4.7	1.9

Total operating expenses	36.0	23.2	27.5	23.2

Operating income (loss)	(6.0)	8.2	3.2	8.1
Interest expense	(0.2)	(0.1)	(0.2)	—
Other expense, net	—	(0.1)	—	(0.1)

Income (loss) before income taxes	(6.2)	8.0	3.0	8.0
Income tax provision (benefit)	(2.5)	3.2	1.2	3.1

Net income (loss)	(3.7)%	4.8%	1.8%	4.9%

Three and Nine Months Ended September 30, 2003 and 2002

Revenue. We report our operating results in one segment, consisting of three service lines: specialty pharmacy services; infusion and related healthcare services; and other.  Revenue for the quarter ended September 30, 2003 was $82.4 million, which represents an increase of $1.5 million, or 1.9%, over the prior year quarter.  This revenue increase is due to a $2.4 million increase in specialty pharmacy services and a $400,000 increase in infusion therapy revenue, offset by decreases in other related healthcare services such as RT/DME and home health nursing.  Revenue for the nine months ended September 30, 2003 was $259.7 million, representing an increase of $30.6 million, or 13.4%, over the revenue of $229.1 million for the nine months ended September 30, 2002.  This revenue increase is attributable to higher sales of Synagis® and other specialty pharmacy products, increases in infusion therapy revenue and acquisitions completed in 2002.

Specialty pharmacy services revenue.  For the quarter ended September 30, 2003, specialty pharmacy services revenue equaled $46.0 million, which represents an increase of $2.4 million, or 5.6%, over the prior year quarter.  This increase is attributable to increases in specialty pharmacy sales throughout our network of company-owned pharmacies.  For the nine months ended September 30, 2003, specialty pharmacy services revenue was $151.3 million, an increase of $24.6 million, or 19.4%, over the prior year.  This increase in specialty pharmacy services revenue was due to acquisitions completed in 2002 and due to same store sales increases in revenue from products such as Synagis®.

Infusion and related healthcare services revenue.  For the quarter ended September 30, 2003, infusion and related healthcare services revenue was $34.0 million, representing a decline of $900,000, or 2.4%, compared to the prior year quarter.  Infusion therapy revenue increased $400,000 during the current year quarter compared to the corresponding quarter last year. The slight increase was offset by declines in other related healthcare services.  We have scaled back other healthcare services such as home health nursing and RT/DME in selected markets with low profitability over the past year in an effort to focus more strongly on our core pharmacy services.  Infusion and related healthcare services revenue was essentially unchanged in the quarter ended September 30, 2003 from the prior quarter ended June 30, 2003.  The pace of hospital discharges slowed during the quarter ended September 30, 2003, accounting for the lack of growth in infusion therapy revenue compared to the quarter ended June 30, 2003.

For the nine months ended September 30, 2003, infusion and related healthcare services revenue equaled $101.2 million, representing an increase of $6.5 million, or 6.8%, over the nine months ended September 30, 2002.  Infusion therapy revenue increased by 13.7% during this period, primarily due to acquisitions completed in 2002.  Other healthcare services revenue declined by 19.1% due to scaling back home health nursing and other services offered from our pharmacy locations.

Other revenue.  Other revenue consists primarily of revenue generated from our franchise network, consisting of royalties, franchise fees and vendor rebates earned from our franchises’ purchases, and from software sales and rentals by our wholly-owned subsidiary, MBI. Other revenue equaled $2.4 million for the quarter ended September 30, 2003, virtually unchanged from the quarter ended September 30, 2002.  For the nine months ended September 30, 2003, other revenue was $7.3 million, which represents a decrease of $400,000, or 5.1%, compared to the corresponding prior year period.  Declines in software sales revenue and vendor rebate revenue from pharmaceutical purchases by our franchisees were the causes of the declines in other revenue.

Cost of revenue.  Cost of revenue consists of the cost of goods sold and the cost of service provided.  For the quarter ended September 30, 2003, cost of revenue increased by $2.2 million, or 3.9%, over the corresponding quarter of the prior year.  For the nine months ended September 30, 2003, cost of revenue increased by $22.6 million, or 14.3%, compared to the nine months ended September 30, 2002. These increases in cost of revenue were primarily due to corresponding increases in revenue over the periods.

Cost of goods sold for the quarter ended September 30, 2003 was $47.2 million, or 57.3% of revenue.  In the prior year quarter, cost of goods sold equaled $45.6 million, or 56.4% of revenue.  For the nine months ended September 30, 2003, cost of goods sold was $149.1 million, or 57.4% of revenue, compared to $130.2 million, or 56.8% of revenue for the corresponding prior year period.  The dollar increase and the slight increase in percentage, year over year, was due to higher rate of growth in specialty pharmacy services revenue than in infusion and related healthcare services revenue.  Specialty drugs are higher in cost and produce a lower gross margin than infusion therapy drugs.

Cost of service consists of salaries and related costs for employees directly involved in patient care, including pharmacists, nurses, therapists and delivery drivers.  Cost of service also includes the cost of delivering products and services to the patient.  Cost of service in the quarter ended September 30, 2003 was $10.4 million, or 12.7% of revenue, compared to $9.9 million, or 12.2% of revenue, for the quarter ended September 30, 2002.  For the nine months ended September 30, 2003, cost of services equaled $31.0 million, or 11.9% of revenue, compared to $27.3 million, or 11.9% of revenue, for the prior year period.  The minor fluctuations in cost of service as a percentage of revenue are mostly due to variations in mix of services offered by our company-owned pharmacies.

Gross profit margin.  The following table shows the gross profit margin for each of our three service lines: specialty pharmacy services; infusion and related healthcare services; and other:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Gross profit margin:
Specialty pharmacy services	19.2%	19.1%	20.1%	18.5%
Infusion and related healthcare services	40.2	42.1	41.9	42.9
Other	93.2	98.0	94.2	98.8
Total gross profit margin	30.0%	31.4%	30.7%	31.3%

Our gross profit margin for the quarter ended September 30, 2003 was 30.0% compared to 31.4% for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, the overall gross profit margin was 30.7%, compared to 31.3% for the nine months ended September 30, 2002.  These declines in overall margin were primarily due to a shift in service mix toward specialty pharmacy services, which produce a lower gross profit margin than our other services.  Within our service lines, the overall gross profit margin on specialty pharmacy services has remained fairly stable.  The gross profit margin on infusion and related healthcare services has declined slightly.  The decline is mostly related to other related healthcare services, such as RT/DME and home health nursing, which have seen reductions in margin.  Also, our infusion therapy gross profit margin declined due to a shift toward lower margin antibiotic therapies.  Other revenue, which consists of franchise-related revenues and software sales and support, has minimal direct costs and therefore produces a gross profit margin near 100%.

Selling, general and administrative expenses.  Selling, general and administrative expenses equaled $21.6 million for the quarter ended September 30, 2003, an increase of $4.3 million, or 25.0%, over the corresponding prior year quarter.  For the nine months ended September 30, 2003, selling, general and administrative expenses were $59.1 million, an increase of $10.5 million, or 21.5%, over the nine months ended September 30, 2002.  During the quarter ended September 30, 2003, we recognized a restructuring charge which accounted for $1.0 million of the increases in selling, general and administrative expenses in the current year periods. The remaining $3.3 million and $9.5 million increases in selling, general and administrative expenses in the current year periods versus the prior year periods were due to several factors.  Labor costs increased, primarily due to increases in staffing of administrative and billing-related functions, and due to increases in employee health insurance costs.  The restructuring effort addressed the increases in labor costs, as we terminated 96 employees in total.  Other factors that contributed to the current year increases included higher business insurance costs, increased building rent due to relocation of our corporate office and several pharmacies since the beginning of 2002, and a $400,000 write-down of capitalized costs for an internally-developed software product.  This software product was an electronic purchase order tracking system, which is currently being re-engineered.  Also, the five acquisitions completed in the period from March 19, 2002 through July 1, 2002 contributed incrementally to the year-to-date increase in selling, general and administrative expenses.

Restructuring charge.  During the quarter ended September 30, 2003, Option Care restructured its operations to improve the efficiency and effectiveness of the organization and refocus our efforts toward growing sales and improving profitability.  This restructuring resulted in a pre-tax charge of $1.0 million, which is included in selling, general and administrative expenses in the accompanying statement of operations for the three and nine months ended September 30, 2003.  We accounted for the restructuring charge in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The restructuring was substantially complete by September 30, 2003, and we expect any subsequent costs to be minimal.  The restructuring included elimination of a middle management level from our field operations, reduction of staff at our company-owned pharmacy locations and various personnel changes and reductions within our corporate office.  The primary component of the charge was severance and related costs equaling approximately $800,000 for the termination of 96 employees, consisting of 81 employees from our company-owned pharmacy locations and 15 employees from field management and corporate office staff.  Approximately $100,000 of the charge related to relocation and related costs for newly-hired corporate management employees.  The remainder consisted of costs incurred to exit an unprofitable home health nursing business at one of our field locations.

Provision for doubtful accounts.  Our provision for doubtful accounts for the quarter ended September 30, 2003 included a bad debt charge of $6.8 million related to the accounts receivable of our Texas operations.  This charge resulted from a detailed examination of the collectability of these receivables, which revealed that a significant portion might not be collectable.  We had completed several acquisitions in Texas during 2001.  Issues related to the integration and operational consolidation of the acquired businesses, as well as computer systems conversions and employee turnover caused our lack of collections of these receivables.  The computer systems conversions have been completed, and operational enhancements have been implemented and billings are being closely monitored to improve the collectability of future revenue.  We believe that the $6.8 million additional provision for doubtful accounts provides an adequate reserve for Texas accounts receivable.

Our provision for doubtful accounts was $8.1 million for the quarter ended September 30, 2003, which includes the bad debt charge of $6.8 million discussed above, compared to $1.5 million for the quarter ended September 30, 2002.  For the nine months ended September 30, 2003, the provision for doubtful accounts was $12.3 million, compared to $4.4 million for the nine months ended September 30, 2002.  As a percentage of revenue, the provision for doubtful accounts was 9.8% of revenue for the quarter ended September 30, 2003, compared to 1.9% of revenue for the prior year quarter ended September 30, 2002.  For the nine months periods ended September 30, 2003, the provision taken was equal to 4.7% of revenue, compared to 1.9% of revenue in the prior year period.  Apart from our Texas locations, which generated the $6.8 million bad debt charge, our provision for doubtful accounts remained fairly consistent in the current year compared to the prior year.

Operating income (loss).  Option Care recognized an operating loss of  $5.0 million, or 6.0% of revenue for the quarter ended September 30, 2003.  For the nine months ended September 30, 2003, our operating income was $8.2 million, or 3.2% of revenue.  In the prior year, our operating income was $6.6 million, or 8.2% of revenue, for the quarter ended September 30, 2002 and $18.5 million, or 8.1% of revenue, for the nine months ended September 30, 2002.  The decline in operating income in dollars and percentage of revenue was primarily due to the bad debt and restructuring charges of $7.8 million taken in the quarter ended September 30, 2003.  Additional factors included current year increases in various operating expenses such as wages and related costs and business insurance.

Interest expense for the quarter ended September 30, 2003 was approximately $200,000 compared to $100,000 in the prior year quarter.  For the nine months ended September 30, 2003, interest expense was $300,000 compared to $100,000 in the corresponding period of the prior year.  In the current year, our interest expense was primarily from borrowings on our revolving credit facility with JP Morgan and interest accrued on deferred acquisition payments.

Income taxes.  Due to the effects of the bad debt and restructuring charges recognized in the quarter ended September 30, 2003, we recorded an income tax benefit of $2.1 million in the quarter ended September 30, 2003.  For the nine-month period ended September 30, 2003, we recorded an income tax provision of $3.1 million.   As a percentage of income before income taxes, our income tax provision was 39.3% for the nine months ended September 30, 2003, which equals the provision rate in the corresponding period in the prior year.

Net income (loss).  Due to the bad debt and restructuring charges taken in the quarter ended September 30, 2003, we had a net loss of $3.0 million, or $0.14 per diluted share, compared to net income of $3.9 million, or $0.19 per diluted share, in the corresponding quarter in 2002.  For the nine months ended September 30, 2003, we had net income of $4.7 million, or $0.22 per diluted share, compared to $11.1 million, or $0.53 per diluted share, in the prior year period.  The current year declines in net income were directly attributable to the bad debt and restructuring charges taken in the quarter ended September 30, 2003, and due to increases in operating expenses prior to the restructuring.

Diluted shares.  Due to the net loss in the quarter ended September 30, 2003, total diluted shares for that quarter equaled total basic shares at 20.9 million.  For the nine months ended September 30, 2003, total diluted shares equaled 21.3 million.  In the prior year periods, total diluted shares were 21.1 million for both the quarter and nine months ended September 30, 2002.  The increase in diluted shares for the nine months ended September 30, 2003 over the nine months ended September 30, 2002 was primarily due to the issuance of new shares from our stock incentive plan and employee stock purchase plan.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2003, we financed our operations and acquisition activities through operating cash flows, the use of cash reserves and borrowings under our credit facility.  In previous periods, we have also financed our operations and acquisitions through underwritten public offerings of common stock.

Operating Cash Flows.  Operations provided $23.2 million of positive cash flow for the nine months ended September 30, 2003, compared to $7.9 million provided by operations during the nine months ended September 30, 2002.  The primary cause of the large positive operating cash flow for the current year is an overall improvement in our speed of collection of accounts receivable.  Throughout 2002, accounts receivable increased, primarily due to increased revenue from acquisitions and same store sales growth.  In 2003, revenue leveled off and cash collection efforts have improved overall, despite difficulties in our Texas offices.   The improved collections have resulted in greater operating cash flows in the current year compared to the prior year.

Investing Cash Flows.  During the nine months ended September 30, 2003, we used $17.8 million in investing activities compared to $25.8 million used in the corresponding prior year period.  In each period, the primary use of cash was to fund acquisition activities.  During the current year period, we used $14.3 million in cash for acquisition, of which $14.0 million represented additional consideration on prior year acquisitions and $300,000 was for a small 2003 acquisition.  Our largest expenditure was $8.6 million paid to acquire the remaining 40% interest in Infusion Specialties, Inc., a Houston-based specialty pharmacy business of which we acquired a 60% interest effective April 1, 2002.  We estimate the total purchase price for this 40% interest to equal approximately $9.8 million, with the remaining $1.2 million potentially becoming payable in future periods, subject to certain contingencies related to collection of accounts receivable.  In addition, during the nine months ended September 30, 2003, we made two payments totaling $5.1 million related to our July 2002 purchase of a home infusion pharmacy business in the Minneapolis/St.Paul area.  As of September 30, 2003, aside from the remaining consideration expected to become payable for Infusion Specialties, our remaining obligations for prior years’ acquisitions are minimal.

We used $3.6 million in cash for the purchase of equipment and other long-lived assets during the nine months ended September 30, 2003, compared to $5.4 million used in the prior year period.  Of the $3.6 million used in the current year, approximately $1.4 million was spent on infrastructure improvements, mostly related to office furniture and equipment and leasehold improvements.  Additionally, $1.0 million was used to acquire revenue-producing medical equipment such as infusion pumps and home medical equipment, $800,000 was used to purchase computer and other technology equipment, and $400,000 was used for software development projects.

During the nine months ended September 30, 2003, we disposed of our pharmacies in Bullhead City, Arizona and Grand Junction, Colorado.  We received approximately $200,000 in proceeds from these disposals.  These pharmacies were re-franchised and therefore continue to be part of the Option Care pharmacy network.

Financing Cash Flows.  Financing activities used $2.4 million in net cash flows during the nine months ended September 30, 2003, compared to $9.7 million provided by financing activities in the corresponding period of the prior year.  The primary component of our financing cash flows is borrowings and repayments on credit agreements.  In the current year period, strong operating cash flows allowed us to repay $3.5 million borrowed on credit agreements, principally our credit facility with JP Morgan Commercial Finance.  In the prior year period, we borrowed $8.4 million on our credit facility in order to finance acquisitions and their initial operating cash flow needs.  In the current year period, we generated approximately $1.3 million from the issuance of stock to employees who participated in our employee stock purchase plan or exercised stock options, and we used $200,000 for scheduled repayments on capital leases and other debt.

Option Care signed a $60 million senior secured credit facility with JP Morgan Commercial Finance Corp on March 29, 2002.  Borrowing availability under this revolving credit facility is related to percentages of our outstanding accounts receivable and inventory balances, less certain ineligible amounts, as defined in the facility agreement.  The agreement requires us to comply with various financial covenants. The JP Morgan credit facility expires on March 29, 2005.  As of September 30, 2003, our outstanding debt balance under this facility was approximately $2.8 million, while as of December 31, 2002 our outstanding balance was approximately $7.1 million.  We had additional borrowing availability of approximately $29.2 million as of September 30, 2003 and $32.3 million as of December 31, 2002 based on our accounts receivable and inventory balances on those dates.

On October 23, 2003, Option Care and JP Morgan Commercial Finance Corp signed an amendment to the Credit and Security Agreement to address the $6.8 million special provision for doubtful accounts recorded in the quarter ended September 30, 2003 related to our Texas accounts receivable.  The amendment allows Option Care to exclude the $6.8 million charge when calculating our fixed charge coverage ratio in the current and subsequent quarters.  This change in calculation method has allowed Option Care to remain in compliance with our financial covenants for the quarter ended September 30, 2003.

Effective June 1, 2003, Option Care entered into a Premium Financing Agreement with A.I. Credit Corporation for payment of the total premiums due under our professional liability, workers compensation and other insurance policies that renewed on June 1, 2003.  This agreement allows us to pay the total cost of the premiums in nine monthly installments, with the final payment due March 1, 2004.  The total amount financed was approximately $1.4 million at an interest rate of 3.51%.  As of September 30, 2003, the outstanding balance on this financing agreement was approximately $800,000.

Accounts Receivable.  Our accounts receivable, net of bad debt reserves, was $56.0 million as of September 30, 2003 compared to $74.7 million as of December 31, 2002.  This decline in accounts receivable is primarily due to strong cash collections during the nine months ended September 30, 2003, and due to the bad debt charge of $6.8 million taken in the quarter ended September 30, 2003.  Another factor was seasonal fluctuations in revenue and accounts receivable from Synagis®, a specialty drug used during the period from October through April for the prevention of respiratory synctial virus (RSV) in high-risk pediatric patients.  As of September 30, 2003, our days sales outstanding (DSO) was 66 days compared to 75 days as of December 31, 2002. We calculate our DSO based on accounts receivable net of contractual reserves and bad debt reserves, and use the exhaustion method whereby we exhaust our accounts receivable against each preceding month’s, or partial month’s, revenue.  The primary reason for the decline in DSO from December 31, 2002 to September 30, 2003 was the bad debt charge of $6.8 million for our Texas accounts receivable taken in the quarter ended September 30, 2003.  However, excluding Texas accounts receivable from the calculation, our DSO dropped during this period by approximately three days due to improved billing and collection performance outside of Texas.

As of September 30, 2003, we had cash and cash equivalents of approximately $3.6 million, compared to $500,000 in cash and cash equivalents as of December 31, 2002.  During times when we have an outstanding balance under our credit facility with JP Morgan, we typically maintain a low cash balance.  Cash collections are automatically swept against our credit facility balance as they become available, and we borrow only as much cash each day as necessary to cover operational needs.

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

Goodwill and Other Intangible Assets

As of September 30, 2003, net goodwill and other intangible assets equaled $66.2 million, consisting of $64.9 million of goodwill and $1.3 million of other intangible assets such as non-compete agreements and managed care contracts.  As of December 31, 2002, net goodwill and other intangible assets equaled $57.1 million, consisting of $55.4 million of goodwill and $1.7 million of other intangible assets.  The $7.8 million increase in goodwill is primarily related to our acquisition of the 40% minority interest in Infusion Specialties, Inc., a Houston-based specialty pharmacy business, in the quarter ended June 30, 2003.  The decline in other intangible assets is primarily due to amortization of intangible assets from prior years’ acquisitions.

As required by Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we do not amortize goodwill, but test our goodwill for impairment annually each October 1st, or whenever we identify events or conditions that could potentially result in impairment of our goodwill.  During the quarter and nine months ended September 30, 2003, no impairment of goodwill was identified.  Subsequently, as of October 1, 2003, we completed our annual goodwill impairment test.  No impairment of our goodwill was identified from this annual test.

Regulatory and Other Developments

Health Insurance Portability and Accountability Act of 1996 (HIPAA).  To improve the efficiency and effectiveness of the United States health care system, the Health Insurance Portability and Accountability Act of 1996 included “Administrative Simplification” provisions that required the Department of Health and Human Servics (HHS) to adopt national standards for electronic healthcare transactions.  At the same time, Congress recognized that advances in electronic technology could erode the privacy of health information.  Consequently, Congress incorporated into HIPAA provisions that mandated the adoption of Federal privacy protections for individually identifiable health information.

In response to the HIPAA mandate, in December 2000, HHS published a final regulation in the form of a Privacy Rule, which became effective on April 14, 2001. HHS subsequently adopted a final Rule in August 2002, which incorporated changes to improve workability and avoid unintended consequences that could have impeded patients’ access to delivery of quality health care.  This Privacy Rule set national standards for the protection of health information, as applied to health plans, health care clearinghouses, and health care providers who conduct certain health care transactions electronically. Pursuant to the final Privacy Rule, as of April 14, 2003, covered entities were required to have standards in place to protect and guard against misuse of individually identifiable health information.  Failure to timely implement these standards may, under certain circumstances, trigger the imposition of civil or criminal penalties.

The Privacy Rule establishes, for the first time, a foundation of Federal protections for the privacy of protected health information.  The Privacy Rule does not replace Federal, State, or other laws that grant individuals even greater privacy protections, and covered entities are free to retain or adopt more protective policies or practices.  Penalties for no-compliance with the Privacy Rule range from a fine of $100 per person, per incident for unintentional disclosures (which can total up to $25,000 per person per year) up to a fine of $250,000 plus 10 years imprisonment for selling protected health information.  In addition to regulating the privacy of individual health information, HIPAA includes several anti-fraud and abuse laws, extends criminal penalties for Medicare and Medicaid fraud to other federal health care programs, and expands the Office of Inspector General’s authority to exclude persons and entities from participating in the Medicare and Medicaid programs.

Option Care and each of its owned offices and franchises have implemented the standards set forth in the Privacy Rule, and these standards were in place on April 14, 2003.  We believe that Option Care and its franchisees are in compliance with the Privacy Rule.

Proposed Changes to the AWP.  Many of the pharmaceuticals we provide are reimbursed some percentage of the Average Wholesale Price (AWP) of the pharmaceuticals.  AWP for most pharmaceuticals is compiled and published by private companies, Including First DataBank, Inc.  On August 20, 2003, The Centers for Medicare and Medicaid Services (CMS) published a proposed rule to revise the manner by which pharmaceuticals are reimbursed.  CMS proposed adopting one of the following systems:  (i) limiting Medicare payment for drugs to what contractors pay under comparable circumstances for drugs administered to their private policy holders; (ii)  locking in and reducing the AWPs published in commercial compendia as of April 1, 2003 by an average price discount; (iii) using existing and additional sources of market-based prices to develop Medicare payment limits; or (iv) establishing a competitive acquisition program for covered drugs in conjunction with establishing a process for determining average sale price.

The adoption of any of these proposed modifications to the AWP system could have a significant impact on our future results of operations and financial condition.  Reductions in AWP for the products we provide to patients, or replacement of the AWP system with a different reimbursement system, could narrow our gross profit margins.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. We utilize a mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2003. As of September 30, 2003, our fixed-rate debt was $1.0 million and our corresponding variable-rate debt was $2.8 million.  Based on our variable-rate debt as of September 30, 2003, a one-percent increase in interest rates would increase our annual interest expense by $28,000.

ITEM 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures which have been designed to ensure that information related to Option Care is recorded, processed, summarized and reported by Option Care on a timely basis.  Our Chief Executive Officer, Rajat Rai, and Chief Financial Officer, Paul Mastrapa, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003.  Based upon this evaluation, Mr. Rai and Mr. Mastrapa concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by management on a timely basis and ensuring that the quality and timeliness of our public disclosures comply with our disclosure obligations under the Securities Exchange Act of 1934.

(b)  Changes in internal control over financial reporting.

During the fiscal quarter ended September 30, 2003, there were no changes in our internal control over financial reporting identified in our evaluation of that internal control that have materially affected, or are reasonably likely to materially affect, Opton Care’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Option Care is subject to claims and legal actions that may arise in the ordinary course of business.  One of the two lawsuits disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, Rios vs. Professional Home Health Services, Inc., et. al., was settled (subject to a confidential settlement agreement and release) and dismissed on September 15, 2003. We are not aware of any claims, investigations or proceedings against us or any of our franchisees that we believe are likely to have a material financial impact on us.

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

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

None.

ITEM 5.  Other Information

None.

ITEM 6(a).  Exhibits

See Exhibit Index.

ITEM 6(b).  Reports on Form 8-K

On August 8, 2003, Option Care filed a report on Form 8-K containing our earnings press release for the quarter ended June 30, 2003, which was released on August 5, 2003.

On August 11, 2003, Option Care filed a report on Form 8-K containing the transcript of our conference call with investors to announce and discuss Option Care’s results of operations for the quarter ended June 30, 2003.  The conference call took place on August 5, 2003 at 9:00 a.m., Central Daylight Time.

On October 14, 2003, Option Care filed a report on Form 10-Q containing a press release dated October 8, 2003 announcing that Option Care will not meet consensus earnings estimates for the quarter ended September 30, 2003 or the year ended December 31, 2003.  The press release further announced that Option Care had restructured its operations in the quarter ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTION CARE, INC.
Date: November 14, 2003	By:	/s/ Paul Mastrapa
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

10.28	Amendment to Participation Agreement between Health Options, Inc. and Option Care, Inc. dated April 1, 2001. **

10.29	Deferred Compensation Plan for certain Executives, effective as of January 1, 2001. *

10.30	Intentionally omitted.

10.31	Intentionally omitted.

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

10.34

Employment Agreement between Richard M. Smith and Option Care, Inc., dated May 7, 2003.  Filed as Exhibit 10.34 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein. *

10.35

Employment Offer Letter between Option Care, Inc. and Paul Mastrapa, dated January 18, 2002.  Filed as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein. *

10.36

Employment Offer Letter between Option Care, Inc. and Joseph P. Bonaccorsi, dated December 31, 2001.  Filed as Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein. *

10.37

Fourth Amendment to Credit and Security Agreement, dated October 23, 2003, by and among Option Care, Inc. and the domestic subsidiaries party thereto, as Borrowers, the Lending Institutions party thereto, as Lenders, J.P. Morgan Business Credit Corp., as Advisor, and JPMorgan Chase Bank, as Administrative and Collateral Agent and Arranger, and LaSalle Bank National Association, as Co-Agent.  Filed as Exhibit 10.37 to this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications of Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Management contracts and compensatory plans and arrangements.

** Portions of this Exhibit are subject to a Confidential Treatment Request pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended, filed with the SEC on September 10, 2001 and amended October 10, 2001.