Form 10-K
period 2003-12-31
OPTION CARE INC/DE
filed 2004-03-15
CIK 884064

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
Commission File No. 0-19878

OPTION CARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-3791193 (I.R.S. Employer Identification No.)
485 E. Half Day Road, Suite 300, Buffalo Grove, IL (Address of principal executive offices)	60089 (Zip Code)

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

        The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $154,607,000 (based on closing sale price on June 30, 2003 of $11.51 per share as reported on the Nasdaq National Market). Solely for purposes of the foregoing calculation of aggregate market value of voting stock held by non-affiliates, the registrant has assumed that all directors and executive officers of the registrant are affiliates of the registrant. Such assumption shall not be deemed as determination by the registrant that such persons are affiliates of the registrant for any purposes.

        The number of shares of Common Stock outstanding as of March 5, 2004 was 21,085,755.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the 2004 Annual Stockholders' Meeting, to be filed by the Registrant on or before April 29, 2004, are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Report.

OPTION CARE, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included or incorporated by reference in this Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain, or may contain, statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures and the anticipated or potential effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us, or on our behalf. These risks and uncertainties include, but are not limited to, uncertainties affecting our businesses and our franchisees' relating to acquisitions and divestitures (including continuing obligations with respect to completed transactions), sales and renewals of franchises, government and regulatory policies (including federal, state and local efforts to reform the delivery of and payment for healthcare services), general economic conditions (including economic conditions affecting the healthcare industry in particular), the pricing and availability of goods and services, technological developments and changes in the competitive environment in which we operate. We do not undertake any obligation to release publicly any revisions to such forward- looking statements to reflect events or circumstances occurring after the date of this Annual Report or to reflect the occurrence of unanticipated events.

PART I

Item 1.    BUSINESS

BUSINESS

        We are a national provider of home infusion pharmacy services and specialty pharmacy services to patients with acute and/or chronic conditions that can be treated at home, at one of our local ambulatory infusion centers or in a physician's office. These services are provided to patients on behalf of managed care organizations, government healthcare programs and biopharmaceutical manufacturers through our network of 124 owned and franchised pharmacies. Our services include the distribution of infused and injected medications, patient care coordination, compliance management and reimbursement support. For the fiscal year 2003, 58.7% of our revenue was generated from specialty pharmacy services, 38.3% was from infusion and related healthcare services provided by our company-owned pharmacies, and 3.0% was from other sources such as franchise royalties.

        Our company was founded in 1979 and we completed our initial public offering of stock on April 23, 1992. Our common stock is traded on the Nasdaq National Market under the symbol "OPTN." We are engaged in one reportable industry segment containing three service lines: specialty pharmacy; infusion and related healthcare services; and other.

INDUSTRY OVERVIEW

        Healthcare related expenditures constitute a large and growing segment of the US economy. According to estimates by the Centers for Medicare & Medicaid Services, national health expenditures reached an estimated $1.7 trillion in 2003 and are expected to increase to $3.4 trillion by 2013. In 2002, prescription drug expenditures were $162 billion, representing 10% of national healthcare expenditures for that year. Prescription drugs remain among the fastest-growing categories of healthcare expenditure, increasing by 15.3% in 2002. Two important trends that impact our business have emerged in relation to healthcare spending. These trends are positively impacting the growth of many services we provide:

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

  •
  As a result of the proliferation of biotechnology research and development, biotechnology companies and pharmaceuticals manufacturers have developed a variety of high cost specialty pharmaceuticals. These specialty pharmaceuticals are most often used in the treatment of chronic conditions such as multiple sclerosis, growth hormone disorders, hemophilia, cancer and immune deficiency disorders. These specialty pharmaceuticals typically cost over $10,000 per patient per year, are used on a recurring basis for extended periods of time and require special inventory handling, administration and patient compliance monitoring. Historically, traditional pharmacy distribution channels have not been designed to handle the additional services required by many of these medications.

Home Infusion Pharmacy Services

        Home infusion pharmacy services primarily involve the intravenous administration of medications treating a wide range of acute and chronic health conditions. Home infusion pharmacy services are primarily administered to treat infections, dehydration, cancer, pain and nutritional deficiencies. Patients are generally referred to home infusion pharmacy services providers by physicians, hospital discharge planners and case managers. The medications are mixed and dispensed under the supervision of a registered pharmacist and the therapy is typically delivered in the home of the patient by a registered nurse or trained caregiver. Depending on the preferences of the patient and/or the payor, these services may also be provided at a local ambulatory infusion center. According to the National Home Infusion Association, the size of the home infusion pharmacy services industry is currently between $4 and $5 billion. We believe that several factors will contribute to the continuing growth in non-hospital based infusion therapy services, including the following:

  •
  Healthcare cost containment pressures;

  •
  Increased number of therapies that can be safely administered in patients' homes;

  •
  Patient preference for at-home treatment;

  •
  Increased acceptance of home infusion by the medical community;

  •
  Technological innovations such as implantable injection ports, vascular access devices and portable infusion control devices;

  •
  Increase utilization of home infusion therapies due to demographic trends, in particular increasing life expectancies.

Specialty Pharmacy Services

        Specialty pharmacy services involve the distribution of injectible and infused pharmaceuticals, as well as related support services, for patients with chronic health conditions. These pharmaceuticals can be directly distributed to the patient or to the patient's physician for in-office administration and typically cost over $10,000 per patient per year. These pharmaceuticals may require refrigeration during shipping as well as special handling to prevent potency degradation. Patients receiving treatment usually require special counseling and education regarding their condition and treatment programs. The specialty pharmacy services industry primarily treats conditions such as multiple sclerosis, growth hormone disorders, hemophilia, cancer, immune deficiency disorders, asthma and other chronic conditions. Retail pharmacies and other traditional distributors generally are designed to carry inventories of low cost, high volume products and therefore are not equipped to handle the high cost, low volume specialty pharmaceuticals that have specialized requirements. As a result, these pharmaceuticals are generally provided by pharmacies that focus primarily on filling, labeling and delivering specialty pharmaceuticals and related support services. Depending on therapy, specialty pharmaceuticals may be administered at the patient's home, a physician's office or at an ambulatory infusion center.

        The U.S. market for specialty pharmaceuticals is estimated to be approximately $25 billion and is growing rapidly. We expect several factors to contribute to the continuing growth of the specialty pharmacy services industry, including the following:

  •
  Healthcare cost containment pressures;

  •
  Development of new pharmaceuticals;

  •
  Direct to consumer advertising;

  •
  Increased acceptance of mail-order distribution; and

  •
  Growing emphasis on care management and compliance monitoring to improve outcomes for these high-cost, chronic diseases.

OPTION CARE PHARMACY SOLUTION

        The company was founded in 1979 and was a pioneer in the delivery of home infusion services. The industry was formed when the technology emerged allowing for the safe and cost-effective administration of infused medications in a home environment. In addition, Medicare reimbursement changes in 1984 encouraged hospitals to reduce length of stays creating increased discharges to alternate site settings. During the 1980's, the company expanded it services nationally with a franchise model targeting markets with populations of fewer than 300,000. The company completed its initial public offering in 1992 and embarked on transitioning the company from a franchise organization to a healthcare services provider through an acquisition program targeting franchised and non-affiliated operations.

        During the 1990's, Option Care focused on building a leadership position in the home infusion industry and began to leverage its local pharmacy capabilities to distribute niche high cost therapies targeting chronic conditions. Due to the burgeoning biotech product pipeline, Option Care has seen a significant increase in the distribution these high cost injectible medications. As a result, the company has segmented these specialty pharmacy products and has created a specialized service offering that meets the needs of patients, product manufactures and managed care organizations.

        Today, Option Care is a leading provider to managed care organizations and other third party payors, patients, physicians and pharmaceutical manufacturers with a cost-effective solution for both home infusion pharmacy services and specialty pharmacy services nationwide. Our combination of national and local distribution capabilities, sales and marketing resources, clinical staff and information systems support our customers as follows:

  •
  Payors—We provide payors with a comprehensive approach to meeting their pharmacy services needs. Our home infusion pharmacy services offer a lower cost alternative to providing these therapies in a hospital setting. We offer the flexibility of providing home infusion pharmacy services at the patient's home or at one of our local ambulatory infusion centers. Our specialty pharmacy services offer payors a cost effective solution for the distribution of specialty pharmaceuticals directly to patients for self-administration. We also provide the direct distribution of specialty pharmaceuticals to physician's offices for in-office administration. This provides payors with a cost-effective alternative to direct billing of specialty pharmaceuticals by physicians. We also provide payors with utilization and outcomes data to evaluate therapy effectiveness.

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

  •
  Physicians—We assist physicians with time-intensive patient support by providing care management related to their patients' pharmacy needs and improving compliance with therapy protocols. We eliminate the need for physicians to carry inventories of high cost prescriptions by distributing the medications directly to patients' homes or, if required, to the physicians' offices. Additionally, we either bill the payor directly or assist the patient in the submission of claims to the payor.

  •
  Pharmaceutical manufacturers—We provide pharmaceutical manufacturers with a broad distribution channel for their existing pharmaceuticals and their new product launches. Our team of over 60 salespeople helps pharmaceutical manufacturers increase the visibility of their products to prescribing physicians. We implement patient monitoring programs that encourage compliance with the prescribed therapy. We also provide valuable clinical information in the form of outcomes and compliance data to support manufacturer research initiatives and reporting requirements.

BUSINESS STRATEGY

        We leverage our 25 years of clinical experience, the wide geographical coverage of our 124 pharmacies, and our flexible distribution model, which includes the delivery of our services to patients' homes, physicians' offices or our local ambulatory infusion centers, to make us an attractive provider to managed care organizations, insurance companies and other third party payors and referral sources seeking a single source for infusion pharmacy services and specialty pharmacy services. We intend to increase our revenue and profitability by implementing the following strategies:

  •
  Home Infusion Growth Strategy—We intend to strengthen our position as the leading national provider of infusion therapy by investing in sales execution to new and existing referral sources and through selective acquisitions that expand our geographic coverage into new markets and consolidate providers in existing markets that we serve.

  •
  Specialty Pharmacy Growth Strategies—We have two strategies to providing specialty pharmacy services:

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

  •
  Managed Care Strategy—We intend to expand existing relationships and enter into new relationships with managed care organizations to lower the cost of physician office-based specialty pharmaceuticals and provide utilization and outcomes data. Our specialty pharmacy in Miramar, Florida serves as a central management and distribution point for delivery of specialty pharmaceuticals into physician offices.

HOME INFUSION PHARMACY SERVICES

        As of December 31, 2003, our home infusion pharmacy services are provided through our local pharmacy network of 37 company-owned pharmacies. Our pharmacies generally provide service to patients within a 60-mile radius of their location and may also provide in-office administration for ambulatory patients. Our pharmacies offer patients and physicians the following products and services:

  •
  Medication and supplies for administration and use at home or within one of our ambulatory infusion centers;

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

  •
  Chemotherapy—intravenous therapy providing prescription medications to treat cancer; and

  •
  Other therapies—treating a wide range of medical conditions.

SPECIALTY PHARMACY SERVICES

        We purchase specialty pharmaceuticals from manufacturers and wholesale distributors, fill prescriptions provided by physicians, and label, package and deliver the pharmaceuticals to patients' homes or physicians' offices, either ourselves or through couriers such as Federal Express. Depending on therapy, we may also administer the specialty pharmaceuticals to the patient at one of our ambulatory infusion centers. Our approach to delivering specialty pharmacy services includes a manufacturer strategy and managed care strategy to meet the unique needs of each customer segment. We provide specialty pharmacy services to treat the following chronic high cost diseases:

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

  •
  Asthma—an inflammatory condition of the bronchial airways, most commonly caused by allergies. The inflammation leads to airway obstruction, chest tightness, coughing and wheezing.

    Treatment focuses on controlling symptoms and typically consists of inhaled corticosteroids. Option Care's specialty pharmacy program provides patients with an injectible drug, Xolair®, designed for adults and adolescents with moderate to severe allergic asthma that is inadequately controlled by the use of inhaled corticosteroids.

Manufacturer Specialty Pharmacy Strategy

        Through the addition of our national specialty pharmacy in Ann Arbor, Michigan in the fourth quarter of 2002, we now have a central distribution point for many specialty pharmaceuticals. This allows us to work more effectively with drug manufacturers who are seeking a partner to help them launch and distribute their products. By having one central pharmacy, we are able to offer central patient intake, consistent patient management, and clinical outcomes data to help manufacturers assess the efficacy of their new products. At the same time, our network of pharmacies can provide nursing services, a local source of inventory for emergency situations, and local salespeople to work with the manufacturer sales representatives to increase sales of these products. Our business strategy involves leveraging the strengths of our Ann Arbor pharmacy and our pharmacy network to expand our relationships with manufacturers for the launch and distribution of new products. While our Ann Arbor specialty pharmacy serves as the central distribution point for many products, we also provide local distribution of certain specialty pharmaceuticals. This capability enables us to offer a flexible distribution model to effectively meet the wide range of clinical and compliance requirements of these pharmaceuticals. We believe our range of distribution options and services we provide will be a significant factor in allowing us to become a preferred specialty pharmacy services provider for biotech and other pharmaceutical companies offering new specialty pharmaceuticals.

Managed Care Specialty Pharmacy Strategy

        Our managed care specialty pharmacy strategy is designed to partner with managed care organizations (MCOs) to control the cost of specialty pharmaceuticals typically administered in physicians' offices. Currently, most MCOs reimburse physicians directly for pharmaceuticals administered in the physician's offices. MCOs are sensitive to the high prices they are paying for these medications. Under our program, we distribute specialty pharmaceuticals to the physician's office on a prescription basis and directly bill the MCOs for these pharmaceuticals. This program can be administered one of two ways: on a mandatory basis, where the physician must use our pharmacy to procure these medications and is precluded from billing the MCO for any pharmaceuticals; or through a non-mandatory program where the physician has a choice of using our pharmacy or directly dispensing the pharmaceutical and billing the MCO. By leveraging the purchasing power of our network, and through the efficiency of our distribution system, we can provide MCOs a lower cost alternative to reimbursing the physician as well as utilization data including information by patient, physician, diagnosis, and medication. Our pharmacy in Miramar, Florida serves as our central management point for these products and services. The Miramar, Florida pharmacy provides central intake, customer service and reimbursement, while pharmaceutical distribution is through this pharmacy and branch pharmacies located in Jacksonville and St. Petersburg, Florida and Buffalo, New York.

SEASONALITY OF SPECIALTY PHARMACY SERVICES

        Our results of operations are partially affected by seasonal factors. One of the specialty pharmaceuticals that we distribute, Synagis®, is a preventive drug used to protect high-risk pediatric patients against respiratory synctial virus (RSV). Treatments typical consist of monthly Synagis®

injections during the RSV season, which lasts from approximately October through April. Our quarterly revenue from sales of Synagis® in 2003 and 2002 was as follows (amounts in thousands):

	2003				2002
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Synagis® revenue	$8,867	$435	$3,958	$11,998	$8,205	$362	$2,601	$7,013
Percent of total revenue	9.3%	0.5%	4.7%	13.0%	9.0%	0.4%	3.4%	9.6%

BILLING & SIGNIFICANT PAYORS

        We derive most of our revenue from contracts with third party payors, such as managed care organizations, insurance companies, self-insured employers and Medicare and Medicaid programs. Where permissible, we bill patients for any amounts not reimbursed by third party payors. For the most part, our infusion pharmacy revenue consists of reimbursement for both the cost of the pharmaceuticals sold and the cost of services provided. Typically, pharmaceuticals are reimbursed on a percentage discount from the published average wholesale price (AWP) of each drug, while nursing and other patient support services and ancillary medical supplies are reimbursed separately or on a per diem basis. This differs from our specialty pharmacy operations, in which revenue is based only on a percentage discount from AWP. Since specialty pharmaceuticals are typically pre-packaged drugs that are self-injected by the patient or a trained in-home caregiver, minimal service is provided. Therefore, no per diem revenue is generated.

        Our principal managed care contract is with Blue Cross and Blue Shield of Florida, Inc. (BC/BS of Florida). We expanded this contract in June 1997 to cover specialty pharmacy services, and since then specialty pharmacy services have accounted for the majority of the revenue we derive from this contract. In September 2001, we executed a new contract with BC/BS of Florida that expanded the number of BC/BS of Florida patients covered by the original contract. This contract was signed for an initial term of one year, is terminable by either party upon 90 days notice and, unless terminated, renews annually each September for an additional one-year term. The contract renewed in September 2003 with no material changes. For the year 2003, our contract with BC/BS of Florida produced $60.5 million in revenue. In 2003, 2002 and 2001, respectively, approximately 17%, 20% and 21% of our total revenue was related to this contract. As of December 31, 2003 and 2002, approximately 9% of Option Care's accounts receivable was from BC/BS of Florida.

        We also provide services that are reimbursable through government healthcare programs. For the twelve months ended December 31, 2003, 2002 and 2001, respectively, approximately 18%, 15% and 14% of our revenue came from government healthcare programs such as Medicare and Medicaid. The accounts receivable related to these programs represented approximately 20% and 19% of our total accounts receivable, respectively, as of December 31, 2003 and 2002.

        We bill payors and track all of our accounts receivable through computerized billing systems. The majority of our company-owned pharmacies utilize the MBI software, which was developed by our subsidiary, Management by Information, Inc. (MBI). This system allows our billing staff the flexibility to review and edit claims in the system before they are submitted to payors. Claims are submitted to payors either electronically or through mailed paper claims. We utilize electronic claim submission whenever possible to expedite claim review and payment, and to minimize errors and omissions that can slow the overall process.

        The net revenue that we report is based on usual and customary billing rates for the products and services we provide, less applicable contractual adjustments. In most cases, our computerized billing systems generate contractual adjustments based on the fee schedules of the underlying insurance contracts when the claims are billed. If our computerized billing systems cannot automatically generate the contractual adjustment for a given claim, we calculate the contractual adjustment manually and key the adjustment into our billing system when the claim is billed. For revenue that is not yet billed, we manually estimate the contractual adjustments using a claim-by-claim analysis of the unbilled charges, by applying historic contractual adjustment percentages, or a combination of the two methods. We are currently developing systems enhancements to our MBI software that will allow the system to automatically calculate the contractual adjustments for our unbilled claims, which should minimize our need to manually estimate the contractual adjustments on these claims.

        We generate accounts receivable aging reports from MBI and all the other billing systems that we use. We utilize these reports to help us monitor the condition of our outstanding receivables and evaluate the performance of our billing and reimbursement staff. We also utilize these aging reports, combined with historic write-off statistics generated from our billing systems, to determine the level of bad debt reserves needed at any given point in time.

        Our financial performance is highly dependent upon effective billing and collection practices at each of our company-owned pharmacies. The process begins with an accurate and complete patient admission process, in which all critical information about the patient, the patient's insurance and their care needs is gathered. A critical part of this process is verification of insurance coverage and authorization from insurance to provide the required care, which typically takes place before we initiate services. The only exception occurs when a patient referral is received outside of normal business hours, but we have an existing contractual relationship with the patient's insurance carrier. In such cases, we provide the patient with sufficient drugs and services to last until the next business day, when the patient's insurance coverage can be verified. Following the proper procedures and gathering the required insurance documentation and authorization at the start of care helps us to speed the process of billing and collections and minimize the incidence of bad debt write-offs.

FRANCHISE PROGRAM

        Our franchise program was developed to increase our geographical presence and to provide a national network of pharmacies to service the needs of our managed care customers without requiring extensive capital expenditures. In marketing our franchise program, we target independent infusion pharmacies that would benefit from participating in our national and regional managed care and manufacturer contracts as well as in our marketing programs. Our franchised locations are given a license to operate an Option Care branded infusion pharmacy in a defined territory to provide infusion therapy and related products and services.

        We receive a start-up fee upon execution of the franchise agreement with subsequent royalties based on a percentage of gross receipts of the franchised location. Each franchisee is required to maintain a licensed pharmacy equipped to compound medications in a sterile environment as prescribed by physicians. In the program that we are currently marketing, the franchisee must use our proprietary software and obtain specified liability insurance protecting the franchise owner and us against claims arising from the operation of the franchised business. The franchises may participate in our managed care and manufacturer contracts. Our franchises may also purchase pharmaceuticals and supplies from a preferred list of vendors under contract with us. This frequently allows us and the franchisee to obtain volume discount pricing. The franchise agreements also provide us with a right of first refusal for the potential acquisition of the franchise. However, none of our agreements grants us the option to purchase the franchise at our will.

        As of December 31, 2003, we had 87 franchised pharmacy locations operating under 70 separate franchise agreements. Our existing franchise agreements begin to come up for renewal in 2004. Approximately 56% of our franchise agreements come up for renewal in the four-year period from 2006 through 2009. As franchise agreements near expiration, we expect to propose new agreements to maintain the network. If we cannot reach agreement with the franchisee and the franchise expires, the franchisee is required to cease using the Option Care trademark and will not be able to access Option

Care managed care agreements or purchasing contracts. The Company would then be free to re-franchise the territory or to service the territory with a company-owned facility.

        The following table summarizes the termination dates of our franchise agreements, by year:

Year ended December 31,	Number of franchise Agreements expiring	Percent Of total
2004	3	4.3%
2005	5	7.1
2006	9	12.9
2007	11	15.7
2008	9	12.9
2009	10	14.3
2010	5	7.1
2011	10	14.3
2012-2017	8	11.4

	70	100.0%

        To facilitate our specialty pharmacy services, we have entered into participation agreements with the majority of our franchisees. Of the franchisees that have signed participation agreements, 35 are actively providing specialty pharmacy services. The participation agreements provide that we will pay a fee to the franchisee if we sell selected specialty pharmacy services in that franchisee's territory, and also provide for a reduced royalty rate on related sales of specialty pharmaceuticals made by the franchisee. We continue to offer participation agreements to selected franchisees. The franchise program that we are currently marketing specifically provides for specialty pharmacy sales and related services by us in the franchised territory.

PROPRIETARY DATA MANAGEMENT SYSTEM

        Our wholly owned subsidiary, Management by Information, Inc. (MBI) has developed a proprietary software system designed to manage the intake, dispensing, clinical, billing and collection processes for home infusion and specialty pharmacies. The product also contains a component for managing the clinical, billing, and inventory tracking functions for respiratory therapy/durable medical equipment (RT/DME) businesses. We license and service our software system to non-affiliated home infusion pharmacy and durable medical equipment companies, and to several of our franchisees. We also use the MBI system internally to manage the operations of our specialty pharmacies and most of our company-owned local pharmacies.

        MBI completed development and beta testing for the next generation of its software product, named iEmphsys and has begun marketing the software to third-party customers. In addition, we have begun to utilize the software in some of our company-owned pharmacies and plan to eventually install iEmphsys in all of our company-owned pharmacies. iEmphsys is currently being marketed as a stand-alone product to be utilized on a local area network. We are continuing work to develop enhancements to the software to improve its scalability so that we can ultimately run the program across the worldwide web and have all data files housed in one central data warehouse.

SALES AND MARKETING

        Our sales and marketing efforts focus on building new relationships and expanding existing contracts with managed care organizations and direct selling to referral sources. Our senior vice president of sales manages our regional sales directors and our local managed care sales force, who focus on managed care contracting for both our local pharmacy network and our specialty pharmacy business. Our local sales force of over 60 account managers focuses on developing new infusion pharmacy and specialty pharmacy business on local and regional levels, primarily by focusing on referral sources such as physicians, hospital discharge planners and case managers.

        Most new patients are referred to us by physicians, medical groups, hospital discharge planners, case managers employed by Health Maintenance Organizations (HMOs), Preferred Provider Organizations (PPOs) or other managed care organizations, insurance companies and home care agencies. Our sales force is responsible for establishing and maintaining these referral relationships.

        Our sales structure allows us to take advantage of our national managed care relationships to provide sales and contract pull-through by our local field-based sales personnel. Additionally, the existence of our contracts with national managed care organizations provides our local sales personnel with more flexibility and leverage for sales in local markets. This cross-utility enables us to market our services to numerous sources of patient referrals, including physicians, hospital discharge planners, hospital personnel, HMOs, PPOs or other managed care organizations, and insurance companies. Local marketing focuses on our infusion pharmacy business and our care management programs, with an emphasis on certain key therapies.

COMPETITION

        Our pharmacies compete in the large and highly fragmented home infusion and specialty pharmacy markets. We compete for contracts with managed care organizations and other third party payors and compete to receive referrals from physicians, case managers and hospital discharge planners. Competition in the home infusion market is based on quality of care, cost of service and reputation. Competition in the specialty pharmacy market is based on price, reliability of service and reputation. Some of our current and potential future competitors in the home infusion market include integrated home healthcare providers such as Apria Healthcare Group Inc. and Coram Healthcare Corporation, and local providers of alternate site healthcare services such as hospitals, local home health agencies and other local providers. In the specialty pharmacy market, our current and potential future competitors include specialty pharmacy providers such as Accredo Health Inc., Caremark Rx, Priority Healthcare Corporation and others, specialized retail pharmacies such as ProCare, a division of CVS Corporation, pharmacy benefit management companies, wholesalers and retail pharmacies. In each market, some of these current competitors have, and our potential future competitors may have, greater financial, operational, sales and marketing resources than us. However, we believe that our reputation for providing quality services, the strength of our growing national presence and our ability to effectively market our services at national, regional and local levels places us in a strong position against current and potential future competitors. We also believe that our dual presence in the local infusion pharmacy market and the national specialty pharmacy market provide synergies and make us more appealing to the managed care community than the majority of our competitors.

GOVERNMENTAL REGULATION

        The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. The industry is also subject to frequent regulatory change. Laws and regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Moreover, our business is impacted not only by those laws and regulations that are directly applicable to us but also by certain laws and regulations that are applicable to our managed care and other clients. If we fail to comply with the laws and regulations directly applicable to our business, we could suffer civil and/or criminal penalties, and we could be excluded from participating in Medicare, Medicaid and other federal and state healthcare programs, which would have an adverse impact on our business.

        If our franchisees fail to comply with the laws and regulations applicable to their businesses, they could suffer civil and/or criminal penalties and/or be excluded from participating in Medicare, Medicaid and other federal and state healthcare programs, which could have an adverse impact on our business.

        The healthcare industry is undergoing significant change as third party payors, such as Medicare and Medicaid, health maintenance organizations and other health insurance carriers increase efforts to control the cost, utilization and delivery of healthcare services. Reductions in reimbursement by Medicare and Medicaid and other third party payors may be implemented from time to time. These cost control efforts may result in a decline in the prices for which we are able to sell our products and services, which would have an adverse effect on our gross profit margins and overall profitability.

        Professional Licensure.    Nurses, pharmacists and other healthcare professionals employed by us are required to be individually licensed or certified under applicable state law. We perform criminal and other background checks on employees and take steps to ensure that our employees possess all necessary licenses and certifications, and we believe that our employees comply in all material respects with applicable licensure laws.

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

        Pharmacy Licensing and Registration.    State laws require that each of our pharmacy locations be licensed as an in-state pharmacy to dispense pharmaceuticals in that state. Certain states also require that our pharmacy locations be licensed as an out-of-state pharmacy if we deliver prescription pharmaceuticals into those states from locations outside of the state. We believe that we substantially comply with all state licensing laws applicable to our business. If we are unable to maintain our licenses or if states place burdensome restrictions or limitations on non-resident pharmacies, our ability to operate in some states would be limited, which could have an adverse impact on our business.

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

        Fraud and Abuse Laws—Anti-Kickback Statute.    The federal Anti-Kickback Statute prohibits individuals and entities from knowingly and willfully paying, offering, receiving, or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered by Medicare, Medicaid, or other government healthcare programs. The federal courts have held that an arrangement violates the Anti-Kickback Statute if any one purpose of the remuneration is to induce the referral of patients covered by the Medicare or Medicaid programs, even if another purpose of the payment is to compensate an individual for rendered services. The Anti-Kickback Statute is extremely broad and potentially covers many standard business arrangements. Violations can lead to significant penalties, including criminal fines of up to $25,000 per violation and/or five years imprisonment, civil monetary penalties of up to $50,000 per violation plus treble damages, and/or exclusion from participation in Medicare, Medicaid, and other federal government healthcare programs. In effort to clarify the conduct prohibited by the Anti-Kickback Statute, the Office of the Inspector General (OIG) of the United States Department of Health and Human Services has published regulations that identify a limited number of safe harbors. Business arrangements that satisfy all of the elements of a safe harbor are immune from criminal enforcement or civil administrative actions. The Anti-Kickback Statute is an intent based statute and the failure of a business relationship to satisfy all of the elements of a safe harbor does not in and of itself mean that the business relationship violates the Anti-Kickback Statute. The OIG, in its commentary to the safe harbor regulations, has recognized that many business arrangements that do not satisfy a safe harbor nonetheless operate without the type of abuses the Anti-Kickback Statute is designed to prevent. We attempt to structure our business relationships to satisfy an applicable safe harbor. However, in those situations where a business relationship does not fully satisfy the elements of a safe harbor, or where no safe harbor exists, we attempt to satisfy as many elements of the safe harbor as possible, and/or otherwise to not violate the Anti-Kickback Statute. The OIG is authorized to issue advisory opinions regarding the interpretation and applicability of the Anti-Kickback Statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. We have not, however, sought any opinions regarding our business relationships.

        A number of states have in place statutes and regulations that prohibit the same general types of conduct as those prohibited by the Anti-Kickback Statute described above. Some states' anti-fraud and anti-kickback laws apply only to goods and services covered by Medicaid. Other states' anti-fraud and anti-kickback laws apply to all healthcare goods and services, regardless of whether the source of payment is governmental or private. Where applicable, we attempt to structure our business relationships to comply with these statutes.

        Fraud and Abuse Laws—False Claims Act.    We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim or causing a claim to be presented for payment from a federal healthcare program that is false or fraudulent. The standard for "knowing and willful" may include conduct that amounts to a reckless disregard for the accuracy of information presented to payors. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare or Medicaid programs and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly or by a private plaintiff by filing a qui tam lawsuit on the government's behalf alleging false or fraudulent Medicare or Medicaid claims and certain other violations of federal law. Under the False Claims Act, the government and private plaintiffs, if any, may recover monetary penalties in the amount of $5,500 to $11,000 per false claim, as well as an amount equal to three times the amount of damages sustained by the government as a result of the false claim. A number of states, including states in which we operate, have adopted their own false claims statutes as well as statutes that allow individuals to bring qui tam actions. We believe that we have procedures in place to ensure the accuracy of our claims. The Federal False Claims Act has been invoked in circumstances where there are claims submitted which violate the Stark Law described below.

        In recent years, federal and state government agencies have increased the level of enforcement resources and activities targeted at the healthcare industry. In addition, the use of private qui tam enforcement actions against healthcare providers has increased dramatically in recent years.

        Ethics in Patient Referrals Law (Stark Law). The federal Stark Law generally prohibits a physician from making referrals for certain designated health services, reimbursable by Medicare or Medicaid, to entities in or with which the physician or an immediate family member has a financial relationship, unless an exception applies. A financial relationship is generally an ownership or investment interest or a compensation relationship. The first version of the Stark Law, which prohibited physicians from ordering only clinical laboratory services for Medicare patients from an entity with which the physician had a financial relationship, is often referred to as Stark I. The expansion of the Stark Law to include other designated health services is often referred to as Stark II. Designated Health Services under Stark II now include, but are not limited to, outpatient pharmaceuticals; parenteral and enteral nutrition products; home health services; durable medical equipment; physical and occupational therapy services; and inpatient and outpatient hospital services. Among other sanctions, a civil monetary penalty of up to $15,000 may be imposed for each bill or claim for a service a person knows or should know is for a service for which payment may not be made due to the Stark Law. Such persons or entities are also subject to exclusion from the Medicare and Medicaid programs. Any person or entity participating in a circumvention scheme to avoid the referral prohibitions is liable for a civil monetary penalty of up to $100,000. A $10,000 fine may be imposed for failure to comply with reporting requirements regarding an entity's ownership, investment and compensation arrangements for each day for which reporting is required to have been made under the Stark Law.

        The Stark Law exempts certain business relationships that meet its exception requirements. However, unlike the Anti-Kickback Statute under which an activity may fall outside a safe harbor and still be lawful, a referral for a Designated Health Service that does not fall within an exception is strictly prohibited by the Stark Law. On January 4, 2001, the Center for Medicare and Medicaid Services (CMS) issued Phase I of the Stark II final regulations. The Stark Law is currently in effect and most of the provisions of the Phase I regulations became effective on January 4, 2002. However, a change to the home health agency rule (42 C.F.R. §424.22) became effective on April 6, 2001. Pursuant to the Stark Law, the rules regarding a physician's financial relationship with home health services were liberalized in that the strict 5% ownership and $25,000 financial or contractual relationship limits were removed and replaced by the prohibition on self-referral in the Stark Law.

        The Phase I regulations address the Stark Law's prohibition on referrals for Designated Health Services by physicians to entities with which they have a financial relationship, and addresses some of the ownership and/or compensation relationship exceptions. The Phase II regulations are expected to address other ownership/investment and compensation exceptions and reporting requirements. Phase II is also expected to address the extension of aspects of the referral prohibition to the Medicaid Program. Notwithstanding the fact that final regulations addressing all of the provisions of the Stark Law have yet to be promulgated, we attempt to structure all of our relationships with physicians who make referrals to us to comply with an applicable exception to the Stark Law.

        In addition to the Stark Law, many of the states in which we and our franchisees operate have comparable restrictions on the ability of physicians to refer patients for certain services to entities with which they have a financial relationship. Certain of these states' statutes mirror the Stark Law while others may be more restrictive. We attempt to structure all of our business relationships with physicians to comply with any applicable state self-referral laws.

        Health Insurance Portability and Accountability Act of 1996 (HIPAA).    To improve the efficiency and effectiveness of the health care system, the Health Insurance Portability and Accountability Act (HIPAA) of 1996, Public Law 104-191, included "Administrative Simplification" provisions that required the Department of Health and Human Services (HHS) to adopt national standards for electronic health care transactions. At the same time, Congress recognized that advances in electronic technology could erode the privacy of health information. Consequently, Congress incorporated provisions into HIPAA that mandated the adoption of Federal privacy protections for individually identifiable health information.

        In response to the HIPAA mandate, in December 2000, HHS published a final regulation in the form of the Privacy Rule, which became effective on April 14, 2001. This Privacy Rule set national standards for the protection of health information, as applied to the three types of covered entities: health plans, health care clearinghouses, and health care providers who conduct certain health care transactions electronically. In March 2002, HHS published proposed modifications to the Privacy Rule, to improve workability and avoid unintended consequences that could have impeded patient access to delivery of quality health care. Following another round of public comment, in August 2002, HHS adopted as a final Rule the modifications necessary to ensure that the Privacy Rule worked as intended. Pursuant to the Privacy Rule, as of April 14, 2003, covered entities were required to have standards in place to protect and guard against the misuse of individually identifiable health information. (Small health plans have until April 14, 2004 to implement such standards.) Failure to timely implement these standards may, under certain circumstances, trigger the imposition of civil or criminal penalties.

        The Privacy Rule establishes a foundation of Federal protections for the privacy of protected health information. The Privacy Rule does not replace Federal, State, or other laws that grant individuals even greater privacy protections, and covered entities are free to retain or adopt more protective policies or practices. Penalties for non-compliance with the Privacy Rule range from a civil penalty of $100 per person, per incident (which can total up to $25,000 per person per year), to criminal penalties, including up to $50,000 and/or one year imprisonment, up to $100,000 and/or five years imprisonment if the offense is committed under false pretenses and up to $250,000 and/or ten years imprisonment for violating a standard with the intent to sell, transfer or use individually identifiable health information for commercial purposes.

        In addition to regulating privacy of individual health information, HIPAA includes several anti-fraud and abuse laws, extends criminal penalties to private health care benefit programs and, in addition to Medicare and Medicaid, to other federal health care programs, and expands the OIG's authority to exclude persons and entities from participating in the Medicare and Medicaid programs.

        We have implemented the standards set forth in the Privacy Rule, and these standards were in place on April 14, 2003. We believe that we and all of our franchisees are in compliance with the Privacy Rule or any more stringent federal or state laws relating to privacy.

        Medicare Prescription Drug, Improvement and Modernization Act of 2003.    The Medicare Prescription Drug, Improvement and Modernization Act of 2003 changes the way in which covered outpatient drugs are reimbursed by the Medicare program. Starting in January 2004, payment for most drugs covered by Medicare will decrease to 85% of the Average Wholesale Price (AWP) determined as of April 1, 2003. Beginning in 2005, reimbursement for non-self administered drugs furnished to patients in conjunction with other Medicare covered services will be set at either 106% of the average sales price (ASP) or through a competitive acquisition program to be phased in beginning in 2006. The competitive acquisitions program will be established by CMS and will enable physicians in designated competitive acquisition areas to purchase drugs through contractors that have successfully bid for that right. Each physician will elect annually whether to obtain drugs through the competitive acquisition program. CMS will re-bid the contracts at least every three years. For infusion drugs administered in connection with covered durable medical equipment (DME), the payment rate generally will continue to be 95% of the AWP as of October 1, 2003, until such drugs are subject to the implementation of the competitive acquisition program discussed above.

        While the majority of our revenue is reimbursed by managed care organizations and other non-government payors, these changes to the way in which Medicare pays for outpatient drugs and biologicals may have some impact on us or our franchisees. In addition, as CMS implements the ASP model of reimbursement, it may affect our current AWP based reimbursement structure with our managed care customers. If managed care organizations adopt an ASP-based reimbursement model, our ability to renegotiate pricing based on this methodolgy could have a material effect on our financial condition.

        Balanced Budget Act.    Each state operates a Medicaid program funded in part by the Federal government. The states may customize their programs within federal limitations. Each state program has its own payment formula and recipient eligibility criteria. In recent years, changes in Medicare and Medicaid programs have resulted in limitations on, and reduced levels of, payment and reimbursement for a substantial portion of health care goods and services. For example, the federal Balanced Budget Act of 1997, even after the restoration of some funding in 1999 and 2000, will continue to cause significant reductions in spending levels for the Medicare and Medicaid programs. Medicaid reimbursement is at extremely low levels in some states. We carefully monitor state Medicaid reimbursement, and while we aggressively pursue managed care and other non-government payors, cutbacks in state Medicaid reimbursements could potentially have a significant impact on us or our franchisees.

        Franchise Regulation.    We are subject to regulations adopted by the Federal Trade Commission (FTC), and to certain state laws that regulate the offer and sale of franchises. The FTC Franchise Rule (Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures) and certain state laws require that we furnish prospective franchise owners with a Uniform Franchise Offering Circular (UFOC) containing information prescribed by the FTC Franchise Rule and applicable state laws and regulations. There are certain states that also regulate the offer and sale of franchises and, in almost all cases, require registration of the UFOC with state authorities.

        We are also subject to a number of state laws that regulate some substantive aspects of the franchisor-franchisee relationship. These laws may limit a franchisor's ability to:

  •
  terminate or not renew a franchise without good cause;

  •
  interfere with the right of free association among franchise owners;

  •
  disapprove the transfer of a franchise;

  •
  discriminate among franchisees regarding charges, royalties and other fees; and

  •
  place new facilities near existing franchisees.

        These laws also may limit the duration and scope of non-competition provisions. To date, these laws have not precluded us from seeking franchisees in any given area and have not had a material adverse effect on our operations.

        Although bills intended to regulate certain aspects of franchise relationships have been introduced into Congress on several occasions during the past decade, none have been enacted. We are not aware of any pending franchise legislation that in our view is likely to significantly affect our operations. We believe that our operations comply substantially with the FTC Franchise Rule and applicable state franchise laws.

SERVICE MARKS

        We have registered with the federal government OPTION CARE®, OptionMed® and MBI® among others, as service marks. We believe that Option Care is becoming increasingly recognized by many referral sources as representing a reliable, cost-effective source of pharmacy services. We believe that the use of these service marks does not violate or otherwise infringe upon the rights of others.

INSURANCE

        Our business may subject us to litigation and liability for damages. We currently maintain insurance for general and professional liability claims in the amount of $1 million per claim and

$3 million in aggregate, plus $5 million in umbrella coverage. Accordingly, the maximum coverage for a first claim is $6 million, and the maximum aggregate coverage for all claims is $8 million. We also require each franchisee to maintain general liability and professional liability insurance covering both the franchise and us, at coverage levels that we believe to be sufficient. These policies provide coverage on a claims-made or occurrence basis and have certain exclusions from coverage. These insurance policies generally must be renewed annually. There can be no assurance that our insurance coverage will be adequate to cover liability claims that may be asserted against us.

        Professional liability insurance costs have increased significantly over the last two years, and the number of insurance carriers willing to write professional liability insurance policies for healthcare providers has been declining. Due to this trend, there can be no assurance that adequate insurance will be available in the future at acceptable cost, if at all. To the extent that liability insurance is not adequate to cover liability claims against us, we will be responsible for the excess. A claim, or claims, in excess of our insurance coverage could have a material adverse effect upon our results of operations or financial condition. In addition, our current professional liability insurance policy contains a $500,000 deductible per claim. Accordingly, any successful claim could have a material negative impact on our results of operations and financial condition.

EMPLOYEES

        As of December 31, 2003, we employed 1,263 persons on a full-time basis and 529 persons on a part-time basis. Of our full-time employees, 106 were corporate management and administrative personnel and the remaining 1,157 were employees of company-owned locations, primarily in clinical, management and administrative positions.

        We consider employee relations to be good. None of our employees is covered by a collective bargaining agreement.

RISK FACTORS

        You should carefully consider the risks and uncertainties we describe below, together with all of the other information contained in this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission. Some of the following factors relate principally to our business and the industry in which we operate. Other factors relate principally to an investment in our common stock. (The risks and uncertainties described below are not the only risks and uncertainties that could develop. Other risks and uncertainties that we have not predicted or evaluated could also adversely affect our company.) If any of the following risks occur, our earnings, financial condition or business could be materially harmed, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

  •
  changes in the FDA approval process; or

  •
  government or private initiatives that alter how pharmaceutical manufacturers, health care providers or pharmacies promote or sell products and services.

If we lose relationships with managed care organizations and other non-governmental third party payors, we could lose access to a significant number of patients and our revenue and margins could decline.

        We are highly dependent on reimbursement from managed care organizations and other non-governmental third party payors. For the fiscal years ended December 31, 2003, 2002 and 2001, respectively, approximately 82%, 85% and 86% of our revenue came from managed care organizations and other non-governmental payors, including self-pay patients. Many payors seek to limit the number of providers that supply pharmaceuticals to their enrollees in order to build volume that justifies their discounted pricing. From time to time, payors with whom we have relationships require that we bid against our competitors to keep their business. As a result of such bidding process, we may not be retained, and even if we are retained, the prices at which we are able to retain the business may be reduced. The loss of a payor relationship could significantly reduce the number of patients we serve and have a material adverse effect on our revenue and net income, and a reduction in pricing could reduce our margins and our net income.

The loss of our contract with Blue Cross and Blue Shield of Florida would materially decrease our revenue.

        Our principal managed care contract is with Blue Cross and Blue Shield of Florida, Inc. In 2003, 2002 and 2001 approximately 17%, 20% and 21% of our revenue was related to this contract. The contract is terminable by either party on 90 days' notice and, unless terminated, renews annually each September for an additional one-year term. The loss of this contract, or a material reduction in our pricing or pharmaceutical sales under this contract, would materially decrease our revenue and net income.

Recent legislation changing the way Medicare reimburses healthcare providers for covered outpatient drugs, or other future changes to the scope or method of reimbursement from Medicare or Medicaid, could cause our revenue and gross profit margin to decline.

        For the fiscal years ended December 31, 2003, 2002 and 2001, respectively, approximately 18%, 15% and 14% of our revenue came from reimbursement by federal and state programs such as Medicare and Medicaid. Reimbursement from these and other government programs is subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments, governmental funding restrictions and changes to or new legislation, all of which may materially affect the amount and timing of reimbursement payments to us. In particular, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 is changing the way in which Medicare reimburses providers for covered outpatient drugs. Starting in January 2004, payment for most drugs covered by Medicare will decrease to 85% of the Average Wholesale Price (AWP) determined as of April 1, 2003. Beginning in 2005, reimbursement for non-self administered drugs furnished to patients in conjunction with other Medicare covered services will be set at either 106% of the Average Sales Price (ASP) or through a competitive acquisition program to be phased in beginning in 2006. These changes may materially reduce our revenue and gross margins on services provided to Medicare patients. Further, adoption of ASP as the standard measure for determining reimbursement by state Medicaid programs for the drugs we provide may materially reduce our revenue and gross margins.

        In addition, budgetary concerns in many states have and may continue to result in reductions to Medicaid reimbursement as well as delays in payment of outstanding claims. Any reductions to or delays in collecting amounts reimbursable by government programs for our products or services or changes in regulations governing such reimbursements could cause our revenue and profitability to decline.

Our margins could decrease if there are changes in the calculation of Average Wholesale Price (AWP) for the pharmaceuticals we sell, or if managed care organizations and other private payors replace Average Wholesale Price with a different reimbursement system.

        Our gross profit is largely controlled by our ability to purchase pharmaceutical products at discounted prices and to negotiate profitable managed care contracts. In many cases, we purchase pharmaceuticals at less than the published AWP for those pharmaceuticals. The AWP has been a standard form of pricing often used in the healthcare industry to determine discount and reimbursement amounts. Accordingly, we have contracted with a number of private payors to sell pharmaceuticals at AWP or at a percentage discount off of the AWP. AWP for most pharmaceuticals is compiled and published by private companies, including First DataBank, Inc. Reduction in AWP for the products we provide to patients could reduce our revenue and narrow our gross profit margins.

        The Medicare Prescription Drug, Improvement and Modernization Act of 2003 will result in the replacement of AWP with Average Sales Price (ASP) as the standard measure for determining Medicare reimbursement for covered outpatient drugs. The adoption of ASP or any other measure for determining reimbursement by some or all of the managed care or other private payors with whom we contract could have a significant impact on our future revenue, results of operations and financial condition.

If we do not adequately respond to competitive pressures, demand for our products and services could decrease.

        The markets we serve are highly competitive and subject to relatively few barriers to entry. Local, regional and national companies are currently competing in many of the healthcare markets we serve and others may do so in the future. Some of our competitors have greater financial, technical, marketing and managerial resources than we have. Consolidation among our competitors, such as pharmacy benefit managers (PBMs) and regional and national infusion pharmacy or specialty pharmacy providers could result in price competition and other competitive factors that could cause a decline in our revenue and profitability. We expect to continue to encounter competition in the future that could limit our ability to grow revenue and/or maintain acceptable pricing levels.

Any termination of, or adverse change in, our relationships with a single source product manufacturer or the loss of supply of a specific, single source specialty drug could have a material adverse effect on our operations.

        We sell specialty pharmaceuticals that are supplied to us by a variety of manufacturers, many of which are the only source of that specific pharmaceutical. In order to have access to these pharmaceuticals, and to be able to participate in the launch of new specialty pharmaceuticals, we must maintain good working relations with the manufacturers. Most of the manufacturers of the pharmaceuticals we sell have the right to cancel their supply contracts with us without cause and after giving only minimal notice. One specialty pharmaceutical, Synagis®, which is manufactured and distributed by MedImmune, Inc., represented 7.1%, 5.6% and 4.2% of our revenue, respectively, for the years ended December 31, 2003, 2002 and 2001. The loss of our relationship with MedImmune, Inc. or with one or more other specialty pharmaceutical manufacturer would reduce our revenue and profitability.

If we fail to manage our growth effectively, our business could be disrupted and our operating results could suffer.

        Our ability to successfully offer our products and services in evolving markets requires an effective planning and management process. In 2002 and 2001, combined, we completed fourteen separate pharmacy business acquisitions. Our growth through acquisition, combined with the internal growth of our business based on our business plan, may place a strain on our management systems and resources. This growth has resulted in, and will continue to result in an increase in responsibilities for management. To accommodate our growth and compete effectively, we will need to continue to enhance, expand and improve our management and our operational and financial information systems and controls, and to expand, train, manage and motivate our workforce. Our personnel, systems, procedures, or controls may not be adequate to support our operations in the future in light of anticipated growth. In addition, if we focus our financial resources and management attention on the expansion of our operations, our financial results may suffer.

If we are unable to acquire additional local pharmacy facilities on favorable terms, we will be unable to execute our acquisition and development strategy.

        Our strategy includes increasing our revenue and earnings through strategic acquisitions of infusion therapy pharmacies and related businesses. Our efforts to execute our acquisition strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisitions. In addition, we need consent from the lenders under our credit facility to complete most acquisitions. We continue to evaluate potential acquisition opportunities and expect to complete acquisitions in the future. The facilities we purchase may require working capital from us during the initial months of operation, depending on whether or not we acquire receivables as part of the acquisition agreement. In the future, we may not be successful in acquiring pharmacies or in achieving satisfactory operating results at acquired pharmacies, and we may not be able to acquire infusion therapy facilities that produce returns justifying our related investment. Furthermore, we may not be able to obtain sufficient capital resources to fund our acquisitions at terms acceptable to us, or at all. Future acquisitions may also result in the dilution of earnings and the write-off of goodwill and intangible assets, any of which could have a material adverse effect on our earnings.

Changes in State and Federal government regulation could restrict our ability to conduct our business.

        The marketing, sale and purchase of pharmaceuticals and medical supplies and provision of healthcare services generally is extensively regulated by federal and state governments. Other aspects of our business are also subject to government regulation. We believe we are operating our business in compliance with applicable laws and regulations. The applicable regulatory framework is complex, and the laws are very broad in scope. Many of these laws remain open to interpretation and have not been addressed by substantive court decisions. Accordingly, we cannot provide any assurance that our interpretation would prevail or that one or more government agencies will not interpret them differently. Changes in the law or new interpretations of existing law can have a dramatic effect on what we can do, our cost of doing business and the amount of reimbursement we receive from governmental third party payors, such as Medicare and Medicaid. Also, we could be affected by interpretations of what the appropriate charges are under government programs.

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

  •
  The Health Insurance Portability and Accountability Act of 1996 (HIPAA) included "Administrative Simplification" provisions that required the Department of Health and Human Services (HHS) to adopt national standards governing electronic health care transactions. However, it was recognized that advances in electronic technology could erode the privacy of health information. In response, HHS published a final regulation in the form of the Privacy Rule in December 2000, which became effective April 14, 2001. The Privacy Rule was subsequently modified, and a final Rule was adopted in August 2002. The Privacy Rule set national standards for the protection of health information for providers and others who transmit health information electronically. By the compliance date of April 14, 2003, covered entities must implement standards to protect and guard against misuse of individually identifiable health information. Failure to timely implement these standards may, under certain circumstances, trigger the imposition of civil or criminal penalties.

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

        We and other participants in the health care market are, have been and are likely to continue to be subject to lawsuits based upon alleged malpractice, product liability, negligence or similar legal theories, many of which involve large claims and significant defense costs. We currently have one such lawsuit pending against us. (See "Item 3—Legal Proceedings.") A successful claim not covered by our professional liability insurance or substantially in excess of our insurance coverage could cause us to pay out a substantial award. Further, our insurance policy is subject to annual renewal and it may not be possible to obtain liability insurance in the future on acceptable terms, with adequate coverage against potential liabilities, or at all. Also, claims against us, regardless of their merit or eventual outcome, could be a serious distraction to management and could harm our reputation.

Our image and reputation may be harmed by actions taken by our franchisees that are outside of our control.

        The majority of our local pharmacy locations are operated by franchisees. Franchisees are independent business owners and are not our subsidiaries or employees. Consequently, the quality of a franchised operation is dependent upon its owner(s) and manager(s). Franchisees may not successfully operate facilities or they may fail to comply with federal and state health care statutes and regulations. If they do not operate their franchises effectively or do not comply with applicable industry regulations, our image and reputation may suffer.

Our gross profit margins may decline if our franchise royalties are reduced.

        We rely on royalty payments from our franchisees. For the fiscal years ended December 31, 2003, 2002 and 2001, we derived approximately 2.6%, 2.5% and 4.0% of our revenue from franchise royalties and related fees. Our franchisees pay royalties on their gross receipts. Because there is no "cost of goods sold" associated with this revenue, franchise royalties and other fees represent a significant portion of our gross profit. For the fiscal years ended December 31, 2003, 2002 and 2001, royalties and other franchise fees represented 8.6%, 8.1% and 11.9% of our gross profit, respectively. If our franchisees encounter business or operational difficulties, our revenue from royalties may be adversely affected. Such difficulties may also negatively impact our ability to sell new franchises. In addition, if we are unable to successfully attract new franchisees or if our existing franchise owners do not enter into new franchise agreements with us when their current agreements expire, our franchise revenue, gross profit and overall profitability will decline.

The loss of one or more of our key employees could harm our operations.

        Our success depends upon the availability and performance of our key executives, including our Chief Executive Officer, Rajat Rai, and our President and Chief Operating Officer, Richard M. Smith. We do not have "key person" insurance for any of our key executives. The loss of the services of Mr. Rai, Mr. Smith or any of our other key executives could have a material adverse effect upon our business and results of operations.

The current or future shortage in licensed pharmacists, nurses and other clinicians could adversely affect our business.

        The healthcare industry is currently experiencing a shortage of licensed pharmacists, nurses and other healthcare professionals. Consequently, hiring and retaining qualified personnel will be difficult due to intense competition for their services and employment. Any failure to hire or retain pharmacists, nurses or other healthcare professionals could impair our ability to expand or maintain our operations.

The market price of our common stock may experience substantial fluctuations for reasons over which we have little control.

        Our stock is traded on the Nasdaq National Market. The stock price and the share trading volume for companies in the healthcare and health services industry is subject to significant volatility. Both company-specific and industry-wide developments may cause this volatility, as well as changes to the overall condition of the U.S. economy and stock market. The market price of our common stock could continue to fluctuate up or down substantially based on a variety of factors, including the following:

  •
  future announcements concerning us, our competitors, the pharmaceutical manufacturers with whom we have relationships or the health care market;

  •
  changes in operating results from quarter to quarter;

  •
  sales of stock by insiders;

  •
  changes in government regulations;

  •
  changes in estimates by analysts;

  •
  news reports relating to trends in our markets;

  •
  acquisitions and financings in our industry; and

  •
  the overall volatility of the stock market.

        Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in our results of operations and general economic, political and market conditions, may adversely affect the market price of our common stock.

Because we do not plan to pay dividends in the foreseeable future, you will only be able to benefit from holding our stock if the stock price increases.

        We anticipate that we will retain any and all of our current and future earnings to finance the operation and expansion of our business. Moreover, we are prohibited from declaring dividends without the consent of our lenders under our current credit agreement. Therefore, you are not likely to receive dividends in the foreseeable future, and you will only be able to benefit from holding our stock if the stock price increases.

Our certificate of incorporation, our bylaws, and Delaware law contain provisions that could discourage a change in control.

        Some provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as well as Delaware law, may be deemed to have an anti-takeover effect or may delay or make more difficult an acquisition or change in control not approved by our board of directors, whether by means of a tender offer, open market purchases, a proxy contest or otherwise. These provisions could have the effect of discouraging third parties from making proposals involving an acquisition or change in control, although such a proposal, if made, might be considered desirable by a majority of our stockholders. These provisions may also have the effect of making it more difficult for third parties to cause the replacement of our current management team without the concurrence of our board of directors.

AVAILABLE INFORMATION

        We make available free of charge through our internet site (www.optioncare.com) reports we file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(c) or 15(d) of the Securities and Exchange Act of 1934, as soon as reasonably practical after we electronically file such materials with the SEC. In addition, we make available by written request our Code of Ethics for our directors, officers and employees. Interested parties can request a copy of our Code of Ethics free of charge by writing to Joseph P. Bonaccorsi, Senior Vice President, Secretary & General Counsel, Option Care, Inc., 485 Half Day Road, Suite 300, Buffalo Grove, Illinois 60089, or telephoning us at (847) 465-2100.

Item 2.    PROPERTIES

        Our executive offices, located at 485 E. Half Day Road, Suite 300, Buffalo Grove, Illinois, 60089, consist of approximately 29,000 square feet of leased space, pursuant to a ten-year and three month lease that began in June 2002. Monthly base rent payments will range from approximately $35,000 per month for the first year of the lease to approximately $53,000 per month for the last year, plus applicable real estate taxes and maintenance costs. We have the option to accelerate the expiration date of this lease by three years upon payment of an acceleration fee. This executive office space is adequate to fulfill our needs for the foreseeable future.

        In addition to our executive offices, we have over 50 facilities located in more than 40 cities throughout the United States. Our most significant building lease commitments, aside from our executive office lease described above, are for the following facilities:

Location (City, State)	Street Address	Lease Term	Approximate Range of Monthly Rents
•Miramar, Florida	2804 Corporate Way	08/27/2002 - 10/31/2012	$15,000 - $19,000
•Bellingham, Washington	477 West Horton Road	12/01/2001 - 11/30/2009	$13,000 - $17,000
•Dallas, Texas	10015 Technology Blvd West, Suite 137	06/01/2002 - 05/31/2007	$17,000 throughout

        Our facilities, most of which contain pharmacies, warehouse space and administrative offices, are all leased, with remaining terms ranging from one month to approximately nine years, and consist of approximately 331,000 square feet in total. The offices are in good condition, well maintained, and are adequate to fulfill our operational needs for the foreseeable future. We believe that if necessary, we could replace any of our leased facilities without significant additional cost or adverse affect on our business.

Item 3.    LEGAL PROCEEDINGS

        From time to time, we are named as a party to legal claims and proceedings in the ordinary course of business. Additionally, from time to time, governmental and regulatory agencies may initiate investigations or proceedings against us in the ordinary course of business, or which have general application to the businesses we operate. Presently, we are not aware of any claims, investigations or proceedings against us or any of our franchisees that we believe are likely to have a material adverse effect on our results of operations or financial condition.

        We were named as a defendant in a lawsuit filed on December 31, 2002 in the District Court, Bexar County, State of Texas under the caption Candace Booker, et. al. vs. Option Care, Inc. et. al, No. 2002 CI 18401. Plaintiffs allege that we negligently prepared a prescription resulting in a fatal injury. Plaintiffs seek unspecified compensatory damages. The lawsuit is currently in the discovery stage. We deny, and intend to vigorously defend against, the allegations contained in the complaint. We believes that to the extent a monetary award is rendered against us, that monetary award will fall within the limits of our general and professional liability insurance coverage for that claim.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Option Care is traded on the Nasdaq National Market under the symbol "OPTN". The following table shows the high and low bid prices for our Common Stock for the periods indicated.

Calendar Quarter	High	Low
2003
Fourth Quarter	$12.47	$8.59
Third Quarter	$12.68	$9.70
Second Quarter	$12.22	$8.26
First Quarter	$9.15	$6.99
2002
Fourth Quarter	$9.54	$5.47
Third Quarter	$14.28	$8.40
Second Quarter	$16.08	$11.60
First Quarter	$16.72	$10.23

        On March 5, 2004, the closing price of our common stock on the Nasdaq National Market was $13.37. As of March 5, 2004, there were 216 holders of record reported to us by our transfer agent, U.S. Stock Transfer Corporation.

        We have not declared or paid cash dividends on our common stock in the past and do not intend to pay dividends on our common stock in the foreseeable future. Our Credit and Security Agreement with J.P. Morgan Business Credit Corporation, which has a scheduled expiration date of March 29, 2005, specifically prohibits the payment of cash dividends.

        All share and per share amounts in this Annual Report on Form 10-K for the fiscal years 2002 and 2001 have been adjusted to reflect the pro forma effects of the 5-for-4 stock split completed on May 1, 2002 for shareholders of record as of April 10, 2002.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        In the table below, we provide you with certain summary historical financial data of Option Care. We have prepared this information using our consolidated financial statements for the five years ended December 31, 2003, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data reflects our acquisitions, all of which were accounted for using the purchase method of accounting. This summary should be read in conjunction with our Consolidated Financial Statements and Notes thereto, and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

Consolidated Statement of Income data (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001	2000	1999
Revenue	$355,440	$320,496	$217,133	$141,274	$120,449
Cost of revenue:
Cost of goods	205,916	183,329	116,057	68,197	53,864
Cost of service	41,438	37,550	28,599	19,588	16,890

Total cost of revenue	247,354	220,879	144,656	87,785	70,754

Gross profit	108,086	99,617	72,477	53,489	49,695
Operating expenses	93,030	76,077	54,907	40,415	40,411

Operating income	$15,056	$23,540	$17,570	$13,074	$9,284

Net income	$8,718	$14,079	$9,957	$7,455	$4,627

Net income per common share—diluted	$0.41	$0.67	$0.58	$0.48	$0.31

Pro forma net income and net income per common share—diluted, had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:
Pro forma net income	$8,718	$14,079	$10,635	$7,897	$4,995

Pro forma net income per common share—diluted	$0.41	$0.67	$0.62	$0.51	$0.34

Weighted average number of shares and equivalents outstanding—diluted	21,292	21,136	17,098	15,610	14,908

Consolidated Balance Sheet data (in thousands):

	As of December 31,
	2003	2002	2001	2000	1999
Working capital	$56,777	$61,710	$56,357	$20,994	$11,676
Total assets	166,534	158,850	125,262	66,825	57,634
Current portion of long-term debt	424	261	265	833	142
Other current liabilities	30,193	27,194	21,077	13,546	18,625
Long-term debt, less current portion	82	7,314	353	11,951	8,448
Stockholders' equity	129,020	118,601	100,766	38,668	29,306

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We provide specialty pharmacy services and home infusion and other healthcare services to patients at home or at other alternate sites such as infusion suites and physician's offices. We contract with managed care organizations and other third party payors who reimburse us for the services we provide to their subscribers. Our services are provided through our nationwide network of company-owned and franchised pharmacies, which numbered 124 as of December 31, 2003.

        We have three distinct service lines—specialty pharmacy, infusion and related healthcare services and other. Summarized information about revenue for each service line is provided in the following table (amounts in thousands):

	Years Ended December 31,
	2003		2002		2001
	Amounts	% of Total	Amounts	% of Total	Amounts	% of Total
Revenue:
Specialty pharmacy	$208,557	58.7%	$181,049	56.5%	$98,166	45.2%
Infusion and related healthcare services	136,192	38.3%	129,146	40.3%	107,643	49.6%
Other	10,691	3.0%	10,301	3.2%	11,324	5.2%

Total revenue	$355,440	100.0%	$320,496	100.0%	$217,133	100.0%

        The year 2002 was a year of growth for our company, with acquisitions as the primary driver of that growth. We completed five acquisitions during the period from March through July of 2002, continuing our acquisitions momentum from the prior year. The two most significant acquisitions in 2002 were the purchase of a majority interest in a specialty pharmacy business in Houston, Texas and the purchase of a large, infusion pharmacy business in the Minneapolis/St. Paul area. The Texas specialty pharmacy increased our Synagis® business and allowed us to increase our hemophilia services, while the Minneapolis/St. Paul acquisition provided us with a significant presence in this previously untapped market. Beginning in August 2002, we focused on completing the integration of the businesses acquired in 2001 and 2002, and accordingly, completed no new acquisitions through the remainder of the year. In 2002, we also expanded our specialty pharmacy business, focusing dually on partnering with specialty pharmaceutical manufacturers to help launch their new products and expanding upon our relationships with managed care organizations to provide specialty pharmaceuticals to their members. To increase our effectiveness and overall attractiveness as a partner to specialty pharmaceutical manufacturers, we opened a specialty drug distribution pharmacy in Ann Arbor, Michigan late in 2002 in order to provide a central, coordinated delivery point for certain pharmaceuticals. We also grew revenue by 38% under our most significant managed care contract, with Blue Cross and Blue Shield of Florida. Overall, the revenue growth from acquisitions and expansion of specialty pharmacy services resulted in record revenue of $320 million and record net income of $14.1 million.

        While 2002 was a year of growth, the year 2003 was a year of transition for our company. Rick Smith joined Option Care as our President and Chief Operating Officer in May 2003 and under his leadership we completed an operational restructuring in the third and fourth quarters. Our focus during 2003 was on streamlining the organization, improving the effectiveness of our sales efforts, and improving the strength of our internal policies and practices to lay the groundwork for future growth. Accordingly, we chose not to pursue additional business acquisitions in 2003 but instead focus on improving the overall performance of our existing company-owned pharmacies. Difficulties related to the integration of certain of our prior acquisitions in Texas led to a $6.8 million bad debt charge in the third quarter of 2003, resulting in net income of $8.7 million for the year compared to $14.1 million in the prior year. However, during 2003 our revenue and gross profit grew by 10.9% and 8.5%, respectively, from a combination of same store sales increases and from the impact of our 2002 acquisitions. Also, with the exception of our Texas offices, cash collections were strong in 2003 due to our refocusing on billing and collections practices and performance, allowing us to pay off our outstanding credit facility balance which was $7.1 million at the start of the year. We believe that the overall restructuring and operational improvements completed in 2003 have prepared us to once again pursue strategic acquisition opportunities, and we anticipate growth in revenue and net income in 2004.

        Most of our revenue is generated from managed care contracts and other agreements with commercial third party payors. We have one managed care contract, with Blue Cross and Blue Shield of Florida, Inc. (BC/BS of Florida), that represents a significant portion of our revenue. In the years 2003, 2002 and 2001, respectively, 17%, 20% and 21% of our revenue was related to this contract. As of December 31, 2003 and 2002, 9% of Option Care's accounts receivable was due from BC/BS of Florida. Our contract with BC/BS of Florida is terminable by either party on 90 days' notice and, unless terminated, renews annually each September for an additional one-year term. This contract renewed in September 2003 with no material changes.

        We also generate revenue from governmental healthcare programs such as Medicare and Medicaid. For the years 2003, 2002 and 2001, respectively, 18%, 15% and 14% of our revenue came from these governmental healthcare programs. For 2003, 10% of our revenue was from Medicaid and 8% was from state Medicare programs. As of December 31, 2003 and 2002, respectively, 20% and 19% of total accounts receivable were due from these programs.

        Many of the pharmaceuticals we provide are reimbursed at some percentage of the Average Wholesale Price (AWP) of the pharmaceuticals. AWP for most pharmaceuticals is compiled and published by private companies, including First DataBank, Inc. However, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 is changing the way in which covered outpatient drugs are reimbursed by the Medicare program. Starting in January 2004, payment for most drugs covered by Medicare will decrease to 85% of the Average Wholesale Price (AWP) determined as of April 1, 2003. Beginning in 2005, reimbursement for non-self administered drugs furnished to patients in conjunction with other Medicare covered services will be set at either 106% of the average sales price (ASP) or through a competitive acquisition program to be phased in beginning in 2006. The eventual replacement of AWP by ASP as the standard measure for determining reimbursement by the Medicare program could an impact on our future results of operations and financial condition, potentially reducing our revenue and narrowing our gross profit margins. While our Medicare exposure is relatively small, the adoption of ASP by state Medicaid programs or by managed care organization and other private payors could have a more material impact on our results of operations and financial condition.

        Acquisitions have been and will continue to be an integral part of our overall growth strategy. We invested $14.6 million in cash in 2003 to acquire the minority interest of one of our subsidiaries, complete one minor acquisition and pay additional consideration toward the purchase price of other prior years' acquisitions. Effective April 1, 2003, we acquired the remaining 40% equity interest in Infusion Specialties, Inc. The total purchase price was $9.8 million. We paid $8.6 million in cash in May 2003 and have recorded $1.2 million in additional future consideration subject to the resolution of certain contingencies related to the collection of accounts receivable. During 2003 we also made two scheduled payments totaling $5.1 million toward our 2002 asset purchase of a home infusion business in the Minneapolis/St. Paul metropolitan area. In addition, we paid a total of $600,000 to settle our remaining obligations related to three prior acquisitions and paid $300,000 for a small 2003 acquisition. Early in 2004, we completed two small acquisitions in markets where we already had a presence, and we continue to evaluate potential acquisitions.

        During 2003, in response to passage of the Sarbanes-Oxley Act of 2002, we created an internal audit department that reports to the Audit Committee of our Board of Directors. The internal audit department's primary purpose is to assess the effectiveness of internal control over financial reporting and provide feedback to management in order to ensure compliance with Section 404 of the Sarbanes-Oxley Act. In addition, the internal audit department has been involved in projects to improve corporate governance at the company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and their related disclosures. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may vary from these estimates under different assumptions or conditions. Management believes that of our significant accounting policies, the following policies involve a higher degree of judgment and/or complexity. The following should be read in conjunction with Note 1, "Description of Business and Summary of Significant Accounting Policies" and with the other Notes to Consolidated Financial Statements:

Revenue recognition and contractual adjustments

        Our revenue is primarily derived from the sale of pharmaceuticals and medical supplies and the provision of related nursing services to patients outside the hospital at alternate-site settings. Most of this revenue is billed under managed care or other contracts, with a smaller amount billed under government healthcare programs, such as Medicare and Medicaid. We bill upon receipt of all required documentation from payors, physicians and our staff. At the end of any period, a portion of our earned revenue remains unbilled awaiting completion of all documentation requirements. Billed and unbilled revenue is recorded net of contractual adjustments based on our interpretation of the terms of each managed care contract or government contract or pricing schedule, as loaded into our computerized billing and pharmacy management software systems. In most cases, our contractual adjustments are calculated automatically by our billing system when the claim is billed, subject to review by the biller. If our billing system cannot automatically generate the contractual adjustment for a given claim, we calculate the contractual adjustment manually and key the adjustment into our billing system when the claim is billed. The contractual adjustments on unbilled amounts must be estimated manually through claim-by-claim analysis of the unbilled claims, by applying historical contractual adjustment percentages to the gross unbilled amounts, or a combination of the two methods. The accuracy of our recorded net revenue is subject to the accuracy of payor information on file for each patient, and is also subject to our correct interpretation of each underlying contract with respect to reimbursement rates for the drugs and services we provided. If changes or corrections to our estimates of net revenue prove to be necessary, we adjust net revenue in the period that such changes or corrections are identified. Such adjustments may have a positive or negative impact on the revenues and results of operations reported for those subsequent periods. Historically, such adjustments have not been significant to our statements of income.

Accounts receivable and allowances for doubtful accounts

        Our accounts receivable are reported net of contractual adjustments and allowances for doubtful accounts. The majority of our accounts receivable are due from private insurance carriers and government healthcare programs such as Medicare or Medicaid. Third party reimbursement is a complicated process, with each payor having its own claim requirements. The ultimate collection of our accounts receivable is dependent upon complete and accurate patient intake, timely submission of clean claims to payors, and timely and effective follow-up on outstanding claims. Our collection process involves multiple steps. The first step is to bill each claim correctly, with proper coding, after having received all prerequisite authorizations from the patient's physician and insurance company, as applicable. For claims submitted electronically, we receive electronic acceptance of the claim from the insurance company or governmental agency responsible for paying the claim. This helps to assure collection of the account. For mailed insurance claims or those for which electronic confirmation of acceptance is unavailable, the billing staff member responsible for that claim will contact the payor if payment is not received promptly. The billing staff member will inquire as to the status of the claim, and will re-bill the claim or provide additional information as requested by the payor. Upon rebilling, the billing staff member will contact the payor to confirm receipt of the re-billed claim, and will follow up periodically until payment is received.

        We write off accounts receivable as bad debts after all collection efforts have been exhausted, according to the following procedures. Our billing staff members review the status of their unpaid claims on a regular basis. During that review, the billing staff member will identify the reason for non-payment of a given claim. Should the reason relate to a correctable error with the claim itself, or incomplete or inadequate documentation provided to the payor, the billing staff member will attempt to address those issues and re-submit a corrected claim or provide additional information to the payor, as appropriate. In the event the claim error or documentation error cannot be corrected, the allowed time to correct and re-submit the claim has expired, or the claim is not paid due to a payor-related issue such as bankruptcy, the billing staff member will submit a formal request for write-off. The appropriate supervisor will review the request and authorize the claim to be written off if that supervisor agrees that the account is truly uncollectable. The identity of the appropriate supervisor to authorize a write-off is determined based on the reporting structure within each office and based on the dollar amount to be written off, with higher-level authorization required for larger dollar write-offs.

        Our allowance for doubtful accounts is estimated based on several factors, including our past accounts receivable collection history, the aging of our accounts receivable at the end of each period as reported to us through our computerized billing systems, our mix of business, and the financial condition of our payors. We evaluate historical write-off percentages by aging category to help us determine the appropriate reserve needed at each balance sheet date based on the aging of our receivables at that date. We also take into account certain internal factors, such as computer systems conversions, office acquisitions and consolidations, and operational changes within our billing and reimbursement function. Although we believe that our estimation of the net value of our accounts receivable is reasonable, we continually monitor our accounts receivable and our methods for calculating the appropriate allowance for doubtful accounts, and we adjust our allowances and calculation methods as needed. If actual collections differ from our estimates, we may need to establish an additional allowance for doubtful accounts, which could materially impact our financial condition and results of operations in future periods.

Goodwill and other intangible assets

        We record goodwill from our acquisitions equal to the excess of the total cost of the acquisitions over the fair value of all identified tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets, effective January 1, 2002 we no longer amortize goodwill but instead test our goodwill at least annually for impairment. Since we operate in one business segment, we test for goodwill impairment on a company-wide basis. Therefore, our method of impairment testing consists of comparing the market value of our company to its book value. The market value is equal to the current value per share of our common stock, times the total number of shares outstanding. We test goodwill for impairment annually each October 1st, or whenever we identify events or conditions that could potentially result in impairment of our goodwill.

        Other intangible assets primarily consist of non-compete agreements and managed care contracts. These intangible assets are amortized straight-line over periods ranging from two to five years. Their amortization period equals their estimated useful lives, or in the case of non-compete agreements, the amortization period equals their contractual term.

Computer software developed costs

  Software developed for sale to external customers

        Our subsidiary, MBI, has internally developed a computer software program, iEmphsys, designed specifically for management of home infusion pharmacy businesses. iEmphsys has been designed both for external sale to independent home infusion businesses and for internal use by our company-owned pharmacies.

        We account for software designed for sale to external customers in accordance with Statement of Financial Accounting Standard No. 86 (SFAS No. 86)—Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Accordingly, the costs incurred subsequent to establishing technological feasibility for the software program have been capitalized. These costs include coding and testing performed subsequent to establishing technological feasibility. Capitalization of the software program costs ceased when the product became available for general release to customers.

        The annual amortization expense for the software program is computed using the greater of (a) the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated life of the product, including the period being reported on. At each balance sheet date, the unamortized capitalized costs of the software program are compared to its net realizable value. If the estimated net realizable value of the software program exceeds its unamortized capitalized costs, we will write off the amount by which the unamortized capitalized costs exceeds the net realizable value.

  Software developed for internal use only

        We have developed and are developing various software products designed only for use by us in the operation of our business. Such software development projects are accounted for in accordance with Statement of Position 98-1 (SOP 98-1)—Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA). We account for software development costs for internal-use software accounting to the following criteria:

  (a)
  Computer software costs that are incurred in the preliminary project stage are expensed;

  (b)
  Once the capitalization criteria under the SOP have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and interest costs incurred when developing computer software for internal use are capitalized and;

  (c)
  Once the product is operative, internal and external training costs and maintenance costs are expensed as incurred.

        We amortize capitalized costs of computer software developed or obtained for internal use on a straight-line basis over the estimated useful life of the software. We will recognize impairment on the capitalized computer software developed for internal use, if one of the following conditions is present:

  (a)
  The internal use software is not expected to provide substantive service potential,

  (b)
  A significant change occurs in the extent or manner, in which the software is used or is expected to be used,

  (c)
  A significant change is made or will be made to the software program, and

  (d)
  Costs of developing or modifying internal-use computer software significantly exceed the amount originally expected to develop or modify the software.

RESULTS OF OPERATIONS

        The following table shows certain statement of income items expressed in amounts and percentage of revenue for the years ended December 31, 2003, 2002 and 2001 (amounts in thousands).

	Years ended December 31,
	2003		2002		2001
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Specialty pharmacy	$208,557	58.7%	$181,049	56.5%	$98,166	45.2%
Infusion and related healthcare services	136,192	38.3%	129,146	40.3%	107,643	49.6%
Other	10,691	3.0%	10,301	3.2%	11,324	5.2%

Total revenue	355,440	100.0%	320,496	100.0%	217,133	100.0%
Cost of revenue:
Cost of goods	205,916	57.9%	183,329	57.2%	116,057	53.4%
Cost of service	41,438	11.7%	37,550	11.7%	28,599	13.2%

Total cost of revenue	247,354	69.6%	220,879	68.9%	144,656	66.6%

Gross profit	108,086	30.4%	99,617	31.1%	72,477	33.4%
Operating expenses:
Selling, general and administrative	78,756	22.2%	67,980	21.2%	49,999	23.0%
Provision for doubtful accounts	14,274	4.0%	7,747	2.5%	3,849	1.8%
Amortization of goodwill	—	—%	350	0.1%	1,059	0.5%

Total operating expenses	93,030	26.2%	76,077	23.8%	54,907	25.3%

Operating income	15,056	4.2%	23,540	7.3%	17,570	8.1%
Other expenses:
Interest expense	(261)	—%	(166)	—%	(1,225)	(0.6)%
Other expense, net	(350)	(0.1)%	(171)	(0.1)%	(110)	—%

Total other expense, net	(611)	(0.1)%	(337)	(0.1)%	(1,335)	(0.6)%

Income before income taxes	14,445	4.1%	23,203	7.2%	16,235	7.5%
Provision for income taxes	5,727	1.6%	9,124	2.8%	6,278	2.9%

Net income	$8,718	2.5%	$14,079	4.4%	$9,957	4.6%

Revenue:

        The following table sets forth our revenue by product line (amounts in thousands):

	Years Ended December 31,
	2003		2002		2001
	Amounts	% of Total	Amounts	% of Total	Amounts	% of Total
Revenue:
Specialty pharmacy	$208,557	58.7%	$181,049	56.5%	$98,166	45.2%
Infusion and related healthcare services:
Infusion therapy	115,234	32.4%	103,216	32.2%	84,269	38.8%
Other related healthcare services	20,958	5.9%	25,930	8.1%	23,374	10.8%

Total infusion and related healthcare services	136,192	38.3%	129,146	40.3%	107,643	49.6%
Other	10,691	3.0%	10,301	3.2%	11,324	5.2%

Total revenue	$355,440	100.0%	$320,496	100.0%	$217,133	100.0%

        For 2003, Option Care's revenue was $355.4 million, an increase of $34.9 million, or 10.9%, from the $320.5 million in 2002. Of this increase, $17.5 million was related to increased same store sales of specialty pharmaceuticals. Business acquisitions, net of disposals, accounted for another $13.9 million of the increase. The remaining increase was primarily due to a $6.3 million same-store sales increase in infusion therapy services, partially offset by declines in other healthcare services such as durable medical equipment sales. Overall, comparing 2003 to 2002, our same store sales growth rate was 8.6% for our core services of specialty pharmacy and infusion therapy.

        For 2002, Option Care's revenue was $320.5 million, an increase of $103.4 million, or 47.6%, from the $217.1 million in 2001. This growth in revenue was driven primarily by acquisitions, by increased penetration of existing managed care relationships, and by the establishment of new managed care and manufacturer relationships. Pharmacies acquired in 2002 and 2001 accounted for approximately $56.4 million, or 54.4%, of the revenue growth. Increases in same store sales accounted for the remaining $47.0 million in revenue growth. Approximately half of this $47.0 million was from increased sales of specialty pharmaceuticals by our Florida pharmacies and was primarily derived from our managed care contract with Blue Cross and Blue Shield of Florida. The remaining increase was due to our efforts to increase market penetration of our specialty pharmacy services, and due to increased patient census for our core home infusion therapies.

Specialty pharmacy revenue:

        Specialty pharmacy revenue consists of distribution of specialty pharmaceutical products to patient's home or other non-hospital settings such as physician's offices on behalf of manufacturers, managed care companies or, to a lesser extent, government healthcare programs. Our specialty pharmacy revenue is derived only from sales by our company-owned pharmacies.

        Overall, our specialty pharmacy revenue increased by $27.5 million, or 15.2%, to $208.6 million in 2003 compared to $181.0 million in the prior year. Of this $27.5 million increase, $10.0 million was related to acquisitions completed in 2002. Several factors contributed to the remaining $17.5 million increase. We continued to generate increased revenue from Synagis®, a seasonal drug for the prevention of respiratory synctial virus (RSV) in premature infants. Synagis® revenue increased by $7.1 million over the prior year, reaching $25.3 million in 2003. The Synagis® season runs from approximately October through April of each year. Option Care continues to be a preferred provider of this product on behalf of its manufacturer, MedImmune, Inc. Also, during the third and fourth quarters of 2003, we began to generate revenue from Xolair®, a newly approved drug for the treatment of moderate to severe allergic asthma. We have partnered with Genentech and Novartis Pharmaceuticals Corporation to participate in the launch of this product, and anticipate continued growth in Xolair® revenue in 2004. In addition to increased sales of Synagis and Xolair, we saw increases in sales of a variety of specialty drugs throughout our network of company-owned pharmacies. This was due to increased cross-selling of our infusion and specialty pharmacy services and from expanded utilization under some of our specialty drug-only contracts with managed care payors. Our principal managed care contract, with Blue Cross Blue Shield of Florida, has reached the mature stage. Accordingly, the specialty pharmacy revenue generated from this contract remained consistent with the prior year. We continue to seek additional managed care contracts to further expand our specialty pharmacy revenue.

        In 2002, specialty pharmacy revenue was $181.0 million, an increase of $82.8 million, or 84.4%, over 2001. The large increase in specialty pharmacy revenue was divided in near equal proportion among three sources: increases in same store sales, increased volume under our specialty pharmacy contracts, primarily our contract with Blue Cross and Blue Shield of Florida, and incremental revenue from 2002 and 2001 acquisitions. Several factors contributed to the overall increase, including efforts to cross-sell specialty pharmaceuticals to our existing infusion pharmacy managed care clients, and due to volume increases under our existing specialty pharmacy contracts. We also expanded our specialty pharmacy product line through acquisitions and through partnering with specialty drug manufacturers, and increased market penetration for existing products, such as Synagis®.

Infusion and related healthcare services revenue:

        Infusion and related healthcare services includes the provision of home infusion therapies, as well as respiratory therapy and durable medical equipment sales and rentals (RT/DME) and home healthcare services. Infusion and related healthcare services revenue is derived only from sales by our company-owned pharmacies.

        In 2003, revenue from infusion and related healthcare services increased by $7.0 million, or 5.5%, to $136.2 million. Our core home infusion therapy revenue increased by approximately $12.0 million, while other related healthcare services revenue declined by $5.0 million as we scaled back our provision of RT/DME and home healthcare services in certain markets. Of the $12.0 million increase in infusion therapy revenue, approximately $6.3 million was related to same store sales growth, while the remaining $5.7 million was related to business acquisitions and disposals. Our same store sales growth rate for infusion therapy revenue was 6.3% in 2003.

        In 2002, our infusion and related healthcare services revenue was $129.1 million, an increase of $21.5 million, or 20.0%, from $107.6 million in 2001. The increase in infusion and related healthcare services revenue was primarily from acquisitions. Current year same store infusion and related healthcare services revenues remained fairly consistent with the prior year.

Other revenue:

        Other revenue consists of franchise-related revenue and software revenue. Franchise-related revenue consists of royalties and other fees generated from our franchise network, as well as vendor rebates earned from our franchises' purchases under Option Care's contracts. Software revenue consists of MBI software license fees, support and training fees.

        In 2003, other revenue was $10.7 million compared to $10.3 million in the prior year. The increase was primarily due to $800,000 in franchise termination fees and $200,000 in non-compete fees recorded in the fourth quarter of 2003 related to the mutually agreed termination and sale of one of our franchises. Additional revenue amounts will be recorded in 2004 related to our covenant not to complete against, and to provide support to, the buyer of this business.

        Our franchise royalty revenue was $8.3 million in 2003 compared to $8.1 million in 2002. This increase was caused by higher cash collections within our existing franchise network, as well as from the franchising of our Grand Junction, Colorado and Bullhead City, Arizona pharmacies during the first half of 2003. MBI software-related revenue declined from $1.3 million in 2002 to $1.0 million in 2003. Release of the new iEmphsys software late in 2003 is expected to increase MBI's revenues in 2004.

        Other revenue was $10.3 million in 2002, a decline of $1.0 million, or 9.0%, from the other revenue of $11.3 million in 2001. Other revenues for 2002 consisted of $8.1 million in royalties and related fees from our franchises, $1.3 million of MBI software sales and support, and $900,000 of other miscellaneous revenues. Royalty revenue declined $500,000 in 2002 due to a small reduction in the number of franchise locations during that year. Software sales declined slightly in 2002 as MBI began beta testing a new browser-based software which was released in 2003.

Cost of revenue:

        Our cost of revenue consists of the cost of goods sold and services provided to our patients. Cost of goods primarily consists of the cost of pharmaceutical products, durable medical equipment and ancillary medical supplies provided to our patients. Cost of service primarily includes the salaries and wages and related costs of the nursing and pharmacy services we provide, as well as the costs to delivery pharmaceutical products and durable medical equipment to our patients. While we are able to separately identify our costs between goods and services, we cannot separate our revenue accordingly. Typically, we provide both pharmaceutical products and nursing and other services to our patients in one cohesive delivery of care, and a portion of our revenue consists of "per diem" payments that include reimbursement for both goods and services. Therefore, we do not separately report revenue from products versus revenue from services.

Cost of goods

        For the year 2003, cost of goods was $205.9 million, or 57.9% of revenue, compared to $183.3 million, or 57.2% of revenue in 2002. The dollar increase was due to our growth in revenue during 2003, particularly from the sale of specialty pharmaceuticals, and from the effect of acquisitions completed during 2002. The 70 basis point increase in cost of goods as a percentage of revenue was due to the proportionately greater increase in specialty pharmacy revenue versus infusion therapy revenue. Specialty pharmaceuticals are higher in cost and generate a lower margin than infusion drugs. The shift towards specialty pharmaceutical outweighed the impact of negotiating lower drug pricing with our principal supplier, which lowered our overall costs.

        We receive rebates from various drug and medical supply manufacturers based on the volume of purchases by our company-owned pharmacies and our franchised pharmacies. Those rebates earned from purchases by our company-owned pharmacies are recorded as reductions to cost of goods sold. For the year 2003, vendor rebates reduced our cost of goods sold by $1.8 million compared to $2.1 million in the prior year. In addition to rebates, we also receive prompt payment discounts from a number of our drug and medical supply vendors. In 2003, we recorded approximately $700,000 in prompt payment discounts compared to $400,000 in the prior year. The fluctuation in rebates and discounts is related to structural changes within our agreements with manufacturers and vendors.

        Cost of goods sold was $183.3 million for the year 2002, an increase of $67.2 million, or 58.0%, over the cost of goods sold of $116.1 million in the prior year. This increase is attributable to acquisitions as well as same store sales growth, particularly in the sale of specialty pharmacy products. Same store sales growth accounted for $35.1 million, or 52.2% of the increase, while acquisitions accounted for approximately $32.1 million, or 47.8% of the increase. As a percentage of revenue, cost of goods sold increased from 53.4% of revenue for the year ended December 31, 2001 to 57.2% of revenue for the year ended December 31, 2002. This increase resulted from the larger rate of growth in the sale of specialty pharmacy products compared to the growth in sale of infusion and related healthcare products in 2002 compared to the prior year. Specialty pharmacy products have a higher unit cost and produce a lower margin than infusion and related healthcare products, so as our business shifted more toward specialty pharmacy sales, our cost of goods increased as a percentage of revenue.

Cost of service:

        Our cost of service for the year 2003 was $41.4 million compared to $37.6 million in 2002. As a percentage of revenue, cost of service was equal to 11.7% in each period. Slight increases in salaries and wages and related costs during the current year caused the overall cost of service percentage to remain steady in spite of the faster growth rate in specialty pharmacy services, which have a smaller cost of service component.

        Cost of service was $37.6 million for the year 2002, an increase of $9.0 million, or 31.3%, over the cost of service of $28.6 million for 2001. The $9.0 million increase in cost of service was primarily due to acquisitions, which accounted for $8.0 million, or 88.9% of the increase. As a percentage of revenue, cost of service declined from 13.2% in 2001 to 11.7% in 2002. This decline in percentage is attributable to the faster growth in specialty pharmacy services revenue versus infusion and related healthcare services revenue during the period. Specialty pharmacy services generate higher revenue and require minimal services compared to infusion and related healthcare services.

Gross profit:

        The following table sets forth the gross profit margin for each of our service lines for the periods indicated:

	Years Ended December 31,
	2003	2002	2001
Gross profit margin:
Specialty pharmacy	19.4%	18.8%	17.2%
Infusion and related healthcare services	42.3%	43.1%	41.5%
Other	94.2%	99.1%	97.3%
Total gross profit margin	30.4%	31.1%	33.4%

        Our gross profit was $108.1 million, or 30.4% of revenue in 2003 compared to $99.6 million, or 31.1% or revenue, in the prior year. The growth in our gross profit and the small decline in gross profit margin are both due to our growth in specialty pharmacy revenue, which outpaced our growth in infusion and related healthcare services revenue in 2003. The gross profit margins of each of our service lines remained fairly stable. Within both specialty pharmacy and infusion and related healthcare services, the gross profit margin changes are primarily related to our mix of drugs and therapies.

        Our 2002 gross profit was $99.6, representing an increase of $27.1 million, or 37.4%, over our gross profit of $72.5 million in 2001. The increase in gross profit was the result of our revenue increase of $103.4 million. As a percentage of revenue, our overall gross profit margin declined from 33.4% in 2001 to 31.1% in 2002. This decline is due to stronger sales of specialty pharmaceuticals, which typically have a higher cost and lower margin than home infusion drugs and services. The gross profit margins of our two primary service lines, infusion and related healthcare services and specialty pharmacy, remained fairly stable year to year. For infusion and related healthcare services, our gross profit margin increased from 41.5% in 2001 to 43.1% in 2002. This increase was due to changes in therapy mix. Our specialty pharmacy gross profit margin increased from 17.2% in 2001 to 18.8% for 2002. The increase is also due to changes in product mix, notably the increase in sales of blood factor products, which have a higher gross profit margin than most of our other specialty pharmacy products.

Selling, general and administrative expenses:

        Total selling, general and administrative expenses were $78.8 million in 2003, an increase of $10.8 million, or 15.9%, over 2002. The largest component in the increase was wages and related expenses, which increased by approximately $6.8 million. Of this $6.8 million increase in wages and related expenses, approximately $1.7 million is attributable to acquisitions completed during 2002. Within our ongoing operations, we expanded staffing to meet operating needs in certain areas such as billing and reimbursement and internal audit, and also experienced increases in employee health insurance costs. We also incurred additional selling, general and administrative expenses related to our roll-out of MBI's new software, iEmphsys. In addition, the operational restructuring undertaken in the second half of 2003 resulted in approximately $1.1 million in severance and related expenses, and another $200,000 of other selling, general and administrative expenses. Other selling, general and administrative expenses that increased in the current year included business insurance costs due to an overall hardening of the insurance market, and depreciation and amortization expense due to a $400,000 write-down for an internally-developed software product that is being re-engineered. Acquisitions accounted for approximately $800,000 of the total $4.0 million increase in non-wage related selling, general and administrative costs.

        Total selling, general and administrative expenses were $68.0 million in 2002, an increase of $18.0 million, or 36.0%, over the prior year. Acquisitions accounted for approximately $14.4 million, or 80.1%, of this increase, through overhead expenses incurred directly by the acquired offices and through incremental increases in corporate staffing necessary to oversee the management of their operations. Of the remaining $3.6 million increase in operating expenses, approximately $1.4 million was related to a charge for the planned disposal of our company-owned pharmacies in Bullhead City, Arizona and Grand Junction, Colorado.

Provision for doubtful accounts:

        In 2003, our provision for doubtful accounts increased compared to the prior year as a result of a bad debt charge of $6.8 million taken in the quarter ended September 30, 2003. Overall, our provision for doubtful accounts was $14.3 million in 2003, an increase of $6.6 million, or 84.3%, over the prior year provision of $7.7 million. As a percentage of revenue, our provision for doubtful accounts equaled 4.0% of revenue in 2003 compared to 2.5% in 2002. The bad debt charge of $6.8 million in the current year was related to the accounts receivable of our Texas offices. We completed multiple acquisitions in the Dallas and Houston markets during 2001 causing us to have multiple pharmacy locations in the same markets. During 2002, we began the process of consolidating our operations into one office in each market. In the Dallas area, in 2002 we consolidated the operations of four offices into one. A variety of operational problems related to the consolidation of these offices created the need for additional bad debt reserves. Many of these problems affected the billing and reimbursement function. The four predecessor offices were not all utilizing the same billing system. As part of the consolidation process, we transferred all data from these four offices onto one data system. During the data conversion, some of the accounts receivable data was lost and could not be recaptured, reducing our ability to collect the accounts and increasing the likelihood of bad debt write-offs. In addition, in the process of consolidating the billing and reimbursement function, staff reductions and employee turnover decreased the effectiveness of our collection efforts. Often those employees responsible for collecting our accounts receivable were unfamiliar with the accounts, having not billed them. We also experienced difficulty in integrating staff from the four predecessor offices into one cohesive unit, evidenced by an increase in process errors, such as failure to obtain proper authorization before billing claims and loading incorrect contract fee schedules into our billing software. While the long-term effect of our consolidation efforts in Texas will be to improve efficiency, the operational challenges caused by the consolidation weakened the effectiveness of our billing and collection process and led to an increase in bad debt write-offs and reserve requirements. After a detailed analysis of the collectability of the outstanding accounts, we determined in the third quarter of 2003 that a $6.8 million additional provision for doubtful accounts was necessary to adequately reserve for potential write-offs. We have since made several personnel changes and implemented operational enhancements in these offices, designed to help us more closely monitor billing and collections performance to improve the collectability of current and future revenue.

        In 2002, our provision for doubtful accounts was $7.7 million, an increase of $3.9 million, or 101.3%, from $3.8 million in 2001. The primary reason for this increase was our 47.6% increase in revenue in 2002 versus the prior year. As a percentage of revenue, the provision for doubtful accounts increased from 1.8% in 2001 to 2.5% in 2002. There were two main factors that caused this increase. First of all, in the fourth quarter of 2002 we determined that additional bad debt reserves were necessary for the accounts receivable of our Texas offices. Difficulties encountered in our process of consolidating and integrating the operations of multiple pharmacies from multiple acquisitions, particularly in the Dallas area, hampered our ability to collect our outstanding accounts receivable in those offices. The second factor that caused an increase in our provision for doubtful accounts was a fourth quarter 2002 charge equaling approximately $700,000 related to the planned disposal of our Bullhead City, Arizona and Grand Junction, Colorado offices. This charge was based on our expectation that we would retain ownership of the accounts receivable upon disposal of the offices, but would no longer employ the billing and collections staff originally responsible for collecting those accounts. We recorded a charge equal to our estimate of the additional amount of accounts receivable expected to be uncollectible absent staff familiar with those accounts. The $700,000 charge represents an incremental reserve in addition to normal historical requirements. We sold our Grand Junction, Colorado office on March 31, 2003 and sold our Bullhead City, Arizona office on May 1, 2003.

Goodwill amortization:

        We recorded no goodwill amortization expense in 2003. In keeping with the provision of Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets, we no longer amortize goodwill but instead test our goodwill annually for impairment. We completed our annual test for goodwill impairment on October 1, 2003 and identified no impairment of our goodwill at that date, or subsequently. In the prior year, we recorded goodwill amortization expense of $350,000 related to the planned disposal of our pharmacies in Grand Junction, Colorado and Bullhead City, Arizona. These disposals were completed on March 31, 2003 and May 1, 2003, respectively.

        Goodwill amortization expense decreased from $1.1 million in 2001 to $350,000 in 2002. In 2002, we completed our annual goodwill impairment test as of October 1, 2002 and identified no impairment at that time. However, in the fourth quarter of 2002 we recognized a $350,000 impairment charge related to the planned disposal of our company-owned pharmacies in Bullhead City, Arizona and Grand Junction, Colorado. We adopted the non-amortization provision of SFAS No. 142 as of January 1, 2002. Prior to adoption of this provision, in 2001 we recognized $1.1 million in goodwill amortization expense, none of which was the result of impairment.

Interest expense:

        Interest expense in 2003 was $300,000, representing an increase of $100,000 over the prior year. The interest was primarily from borrowings against our revolving credit facility with JP Morgan Business Credit Corporation. We entered the year with approximately $7.1 million outstanding under this facility, but ended the year with a zero balance as a result of strong operational cash flow of $28.0 million during 2003.

        Interest expense for 2002 was $200,000, compared to $1.2 million in 2001. This 86.4% decline was due to lower debt levels resulting from the underwritten public offering of stock we completed in October 2001. Prior to the completion of this stock offering, we had accumulated nearly $30 million in debt due to funding the acquisitions we completed in the first half of 2001. The stock offering generated $50 million in cash, a portion of which was used to pay off this debt balance in the fourth quarter of 2001. Our 2002 interest expense was mostly incurred during the second half of the year, as we borrowed on our credit facility to finance the acquisition of Allina Health System's infusion pharmacy operations in July 2002.

Income tax provision:

        Our provision for income taxes was $5.7 million in 2003 versus $9.1 million in 2002, a decrease of 37.2%. As a percentage of pre-tax income, our income tax provision rate was nearly unchanged, at 39.6% in 2003 compared to 39.3% in 2002. In 2003, our overall federal income tax rate was slightly lower due to our lower pretax income in that year. However, we had increased business in states with higher state income tax rates and an increase in various non-deductible expenses in 2003, more than offsetting the decline in our federal income tax rate.

        In 2002, our income tax provision increased by $2.8 million, or 45.3%, compared to the prior year. This increase approximates our 42.9% increase in income before income taxes in 2002 compared to 2001. As a percentage of income before income taxes, our provision increased from 38.7% in 2001 to 39.3% in 2002. This slight increase was due to an increase in business in states with higher state income tax rates.

Net income and earnings per share:

        Our net income for the year 2003 was $8.7 million compared to $14.1 million in the prior year. As a percentage of revenue, our net income was equal to 2.5% of revenue in 2003 compared to 4.4% of revenue in 2002. The decline in our net income was primarily due to the bad debt and restructuring charges totaling $7.8 million pretax, taken in the quarter ended September 30, 2003. Increases in various operational costs such as business insurance and administrative salaries and related costs also played a part in the net income decline. Our diluted earnings per share was equal to $0.41 in 2003 compared to $0.67 in the prior year. Diluted shares increased from approximately 21.1 million in 2002 to 21.3 million in 2003, primarily due to new shares issued to employees who participated in our employee stock purchase plan and shares issued as a result of stock option exercises.

        Our 2002 net income was $14.1 million, which represented an increase of $4.1 million, or 41.4%, over the $10.0 million net income in 2001. This increase was primarily due to expansion of our business through acquisitions and emphasis on increasing market penetration for specialty pharmaceuticals. Net income equaled 4.4% of revenue in 2002 compared to 4.6% of revenue in 2001. This decline in net income as a percentage of revenue was primarily due to a $1.7 million charge related to the decision to dispose of our Bullhead City, Arizona and Grand Junction, Colorado offices and to our increase in provision for doubtful accounts, particularly for our Dallas, Texas area operations. These factors were partially offset by a reduction in interest expense. The 41.4% increase in net income resulted in a 15.5% increase in earnings per diluted share, which climbed to $0.67 in 2002 versus $0.58 in 2001. Diluted shares increased from 17.1 million for 2001 to 21.1 million for 2002. This 4.0 million share increase was primarily due to the effect of our underwritten public offering of stock completed in October 2001. The full effect of this offering was reflected in our 2002 weighted average share counts, while only about 20% of the effect was reflected in the prior year share counts. Other factors increasing our diluted shares outstanding included stock option exercises and the issuance of shares under Option Care's employee stock purchase plan. All share and per share amounts presented in this Annual Report on Form 10-K have been adjusted to reflect the 5-for-4 stock split we completed in April 2002.

Cash Flows

Cash provided by operations:

        Net cash flow provided by operations in 2003 was $28.0 million. Our net income in the year and improved cash collection performance, which led to a reduction in our days sales outstanding, were the main reasons for the improvement. Overall collections of accounts receivable throughout the company were strong, despite difficulties in some of our Texas locations. We re-focused on billing and collections in 2003, reducing our gross accounts receivable from $81.7 million as of December 31, 2002 to $70.7 million at December 31, 2003. In addition to improvements in our overall billing and collection performance, the decline in accounts receivable and increase in operational cash flow was also due to the increase in specialty pharmacy services revenue as compared to infusion and related healthcare services revenue. Specialty pharmacy revenue tends to have a shorter collection cycle than infusion and related healthcare services revenue.

        Two line items on our 2003 consolidated statement of cash flows were impacted by a large inventory purchase at the end of 2003. In order to reach a purchase volume threshold that would allow us to receive a larger percentage rebate on certain specialty drugs, we acquired extra stock of these drugs in December 2003. This purchase increased both our inventory and our accounts payable as of December 31, 2003, and were the primary causes of the cash flow changes in these balance sheet items during 2003.

        Net cash flow provided by operations in 2002 was $12.0 million. The positive cash flow from operations is primarily due to our net income of $14.1 million during the year. Cash flow from operations was less than our net income due to an increase in accounts receivable during 2002. This increase was primarily due to the effect of acquisitions completed during 2002 and late in 2001. Acquisitions used $5.5 million of cash flow from operations, while existing operations provided $17.5 million of cash flow from operations. For acquisitions, growth in accounts receivable balances due to integration and consolidation issues, particularly in our Dallas, Texas offices, was the main cause of their negative operating cash flow. For our existing business, the $17.5 million cash flow from operations was due to our increased net income, combined with a reduction in our days sales outstanding as of December 31, 2002 compared to December 31, 2001. This reduction was partially due to the increase in specialty pharmacy revenue, which tends to have a shorter collection cycle than home infusion and other related services.

        In 2001, operations used $9.1 million in cash flow. Accounts receivable growth spawned by acquisitions was the reason for our negative operating cash flow. We completed nine separate acquisitions in 2001. For the majority of these 2001 acquisitions, we did not purchase accounts receivable from the sellers, causing those acquired offices to have initial negative operating cash flows until we started collecting on post-acquisition revenue. For most of our 2002 acquisitions, we did acquire accounts receivable, minimizing initial negative operating cash flows in that year.

Cash used in investing activities:

        We used $19.0 million in cash in investing activities in 2003. The primary use of cash was for acquisition payments. We used $14.6 million in cash during the year, of which $14.3 million was related to additional consideration for prior year acquisitions and $300,000 was for a small acquisition completed in March 2003. The largest cash outflow was $8.6 million paid to acquire the remaining 40% minority interest in Infusion Specialties, Inc., a specialty pharmacy business that we acquired a majority interest in during 2002. In addition, we made scheduled payments totaling $5.1 million to complete our 2002 purchase of a large home infusion business in the Minneapolis/St.Paul area. We also made earnout payments of approximately $600,000 for various other prior acquisitions.

        During 2003, we spent $4.7 million for the purchase of equipment and other long-term assets. Of the total current year expenditures, $1.5 million was spent on infrastructure improvements such as office furniture and equipment and leasehold improvements, $1.3 million for revenue-producing rental equipment, $1.0 million for computer hardware and software and $900,000 for software development projects, including MBI's development of iEmphsys.

        Net cash flow used in investing activities for 2002 was $28.3 million. We used $20.9 million in 2002 to fund our five new acquisitions and the additional consideration due on prior years' acquisitions. We also used $7.3 million in cash during 2002 to acquire equipment and other fixed assets, including $2.7 million for infusion pumps and other revenue-producing medical equipment. In 2002, we purchased a large number of infusion pumps to replace rented pumps in order to save on overall cost. Of the equipment purchases, we also spent $1.5 million on the development of software, primarily MBI's new iEmphsys pharmacy management software system. Another $1.0 million was spent on leasehold improvements related to the build-out of our new corporate offices and on the relocation of several of our company-owned pharmacies. The remaining $2.1 million was used to upgrade computer systems and for various other office furniture and equipment.

        Net cash flow used in investing activities in 2001 was $19.9 million. We used $17.4 million to fund acquisition activities, as we completed nine business acquisitions in that year. We also used a net $2.8 million to acquire equipment and other fixed assets, consisting of $3.3 million used to purchase new assets, less $500,000 received from the sale of existing assets. Of the $3.3 million spent in the current year, $1.3 million was spent on new software development projects, $1.2 million was spent for infrastructure improvements such as computer and office equipment, and $800,000 was spent to purchase medical equipment for rental to patients.

Cash used in financing activities:

        In 2003, we used $5.5 million cash in financing activities. The primary use of cash in 2003 was to pay off the outstanding balance on our credit facility with JP Morgan Business Credit Corporation, which was $7.1 million as of December 31, 2002. We were able to pay off this balance due to our positive operating cash flow of $28.0 million in 2003. In 2003, in addition to the use of cash to pay down our credit facility balance, we also used approximately $200,000 at the end of the year to repurchase shares of our common stock. Offsetting these uses of cash, we generated $1.7 million in cash in 2003 from the issuance of common stock to participants in our employee stock purchase plan and from our employees' stock option exercises throughout the year.

        In 2002, financing activities provided $8.3 million in cash. We borrowed a net $7.1 million under our Credit and Security agreement with JP Morgan Business Credit Corporation to fund acquisition activities during the year, primarily our July 2002 purchase of a large home infusion business in the Minneapolis/St. Paul area. The Credit and Security agreement became effective on March 29, 2002, and we used $600,000 in cash to pay loan origination costs and related fees. We also used $300,000 to pay scheduled installments on capital leases and notes and loans payable. During 2002, we generated $2.1 million from issuance of common stock through our employee stock purchase plan and from employee stock option exercises.

        In 2001, financing activities provided $37.5 million in cash. In October of that year, we completed an underwritten public offering of stock, which generated $49.7 million in net proceeds. The proceeds generated from the stock offering allowed us to repay our outstanding credit facility balance and eliminate our cash overdraft. Our credit facility balance was $12.6 million and our cash overdraft position was $800,000 as of December 31, 2000. In addition, during 2001 we generated $1.2 million from our employee's exercise of stock options and participation in our employee stock purchase plan.

Accounts receivable:

        The following table sets forth our accounts receivable and days sales outstanding as of December 31 for each year presented (dollar amounts in thousands):

	2003	2002	2001
Trade accounts receivable	$70,692	$81,713	$61,921
Less allowance for doubtful accounts	(8,502)	(7,019)	(5,580)

Trade accounts receivable, net of allowance for doubtful accounts	$62,190	$74,694	$56,341

Allowance for doubtful accounts, as percentage of trade accounts receivable	12.0%	8.6%	9.0%

Days sales outstanding(1)	61	75	80

(1)
Days sales outstanding is based on trade accounts receivable, net of allowance for doubtful accounts, and is calculated using the exhaustion method, whereby the net accounts receivable balance is exhausted against each preceding month's or partial month's net revenue. The days sales outstanding calculation excludes revenue not related to patient care, such as franchise-related revenue and software license and support revenue.

        The following tables set forth the percentage breakdown of our trade accounts receivable by aging category and by major payor type as of December 31 for each year presented:

	2003	2002	2001
Accounts receivable percentages by aging category:
Aged 0-90 days	72.4%	66.5%	67.0%
Aged 91-180 days	12.5%	16.1%	18.8%
Aged 181-365 days	10.7%	12.7%	11.9%
Aged over 365 days	4.4%	4.8%	2.3%

Total	100.0%	100.0%	100.0%

	2003	2002	2001
Accounts receivable percentages by major payor type:
Managed care and other payors	80%	81%	83%
Medicare and Medicaid	20%	19%	17%

Total	100%	100%	100%

        Our trade accounts receivable, net of bad debt reserves, was $62.2 million as of December 31, 2003, compared to $74.7 million as of December 31, 2002. The decline in trade accounts receivable in the current year is primarily due to a combination of improved cash collection performance in most of our pharmacies and the $6.8 million bad debt charge taken in the quarter ended September 30, 2003 related to our Texas accounts receivable. We wrote off $3.2 million of these accounts during the quarter ended December 31, 2003. For the year 2003, our company-wide bad debt write-offs approximately doubled, increasing from $6.3 million in 2002 to $12.8 million in 2003. One of our primary objectives in 2004 is to reverse this trend. Operational changes in our Texas offices have been put in place to allow us to more closely monitor the performance of these offices in terms of overall billing and collections practices, designed to help us avoid future write-offs.

        Our accounts receivable balance, net of bad debt reserves, was $74.7 million as of December 31, 2002 compared to $56.3 million as of December 31, 2001. This increase is primarily due to higher revenue in the quarter ended December 31, 2002 compared to the corresponding quarter in 2001 resulting from acquisitions competed in 2002 and increases in Synagis® revenue in 2002 compared to the prior year.

        Our days sales outstanding (DSO), calculated using the exhaustion method for our accounts receivable, net of allowance for doubtful accounts, declined from 75 as of December 31, 2002 to 61 days as of December 31, 2003. Since we calculate DSO net of allowance for doubtful accounts, both cash collections performance and changes in the allowance for doubtful accounts affect the number. Improved cash collections performance by most of our pharmacies was part of the reason for our decline in DSO in 2003, combined with an increase in specialty pharmacy services, which has a faster collection cycle than infusion and related healthcare services. The other major factor causing the decline in DSO was the bad debt charge of $6.8 million taken in the quarter ended September 30, 2003.

        Our days sales outstanding (DSO) improved from 80 days as of December 31, 2001 to 75 days at December 31, 2002. Our DSO was fairly high as of December 31, 2001 due to the large number of acquisitions completed late in that year. Following many of these acquisitions, we experienced initial delays in billing and collection of accounts receivable while waiting to receive the licensing necessary to allow submission of claims to our payors. The decline in DSO from 80 as of December 31, 2001 to75 as of December 31, 2002 was due to the integration of our 2001 acquisitions, and also due to an increase in specialty pharmacy revenue, which typically has a faster collection cycle than infusion and related services revenue.

        As of December 31, 2003, 72.4% of our total accounts receivable is aged 90 days or less compared to 66.5% as of December 31, 2002. The decrease in age of our receivables is due to the same factors that caused our trade accounts receivable balance to decline: improved overall billing and collection performance; increases in specialty pharmacy revenue, which has a faster collection cycle; and write-offs of uncollectable accounts, particularly in our Texas offices.

        As of December 31, 2003 and 2002, respectively, approximately 20% and 19% of our accounts receivable are related to government healthcare programs such as Medicare and Medicaid. Services provided under these programs represented 18% and 15% of our revenue for the years ended December 31, 2003 and 2002, respectively. A greater proportion of our infusion and related healthcare services revenue than our specialty pharmacy revenue is billable to government healthcare programs. As previously mentioned infusion and related healthcare services revenue has a longer collection cycle than specialty pharmacy services. This partially explains why government healthcare programs represent a higher percentage of our accounts receivable than our revenue. In addition, state Medicaid funding issues have lengthened the collection cycle on a portion of our government accounts receivable.

        The majority of our accounts receivable is due from managed care companies and other commercial payors. A very small percentage of our accounts are due from individual patients. Co-payments are insignificant in our business, and we typically collect any co-payments before or upon delivery of products and services to the patient.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS.

        The following table summarizes our contractual obligations and other commitments as of December 31, 2003. See Notes 10 and 14 to the Consolidated Financial Statements for more detail. (in thousands):

	Payments by Period
	Total	2004	2005	2006	2007	2008	2009+
Operating leases	$23,370	$4,956	$4,434	$3,859	$3,295	$2,411	$4,415
Pharmaceutical purchase obligations	7,648	7,648	—	—	—	—	—
Business acquisitions obligations	1,292	1,292	—	—	—	—	—
Capital leases and other long-term debt	535	433	30	21	18	17	16

Total contractual cash obligations	$32,845	$14,329	$4,464	$3,880	$3,313	$2,428	$4,431

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations and acquisitions from operating cash flows, common stock offerings and borrowings. Our principal demands for liquidity are working capital, acquisition activities and debt service.

        Our total working capital as of December 31, 2003 was $56.8 million, a decrease of $4.9 million from the $61.7 million in working capital as of December 31, 2002. The $4.9 million decrease in working capital was primarily due to our use of available cash, generated from our strong cash collections in 2003, to pay off our credit facility balance, which was $7.1 million as of December 31, 2002. A contributing factor in the decline in working capital was our increase in reserves for the potentially uncollectable accounts receivable at our Texas pharmacies. Although our working capital declined by $4.9 million, this decline was more than offset by a $5.4 million increase in our borrowing availability under our revolving credit facility. The improvement in collections of accounts receivable in 2003 allowed us to repay our outstanding credit facility balance, thereby increasing our borrowing availability from $32.3 million as of December 31, 2002 to $37.7 million as of December 31, 2003.

        We entered into a $60 million revolving Credit and Security Agreement on March 29, 2002 with J.P. Morgan Business Credit Corporation, J.P. Morgan Chase Bank and LaSalle Bank, National Association. The credit facility requires us to meet certain financial covenants. We paid a facility fee of approximately $400,000 upon signing the agreement. The agreement provides for a commitment fee, calculated and paid quarterly on a sliding scale from 0.45% to 0.25%, based on the average daily unused portion of the facility. For a fee, we may secure up to $5 million in letters of credit. Depending on our level of borrowing under the agreement, we may select interest rates ranging from the Eurodollar Rate plus 2% to 2.75%, or the bank's reference rate plus 0% to 0.75%. The agreement expires on March 29, 2005.

        Availability under the facility is related to various percentages of our net outstanding accounts receivable and inventory balances, less certain capped and ineligible amounts, as defined in the agreement. Overall borrowings under the agreement will be limited to the lesser of the remaining availability under the agreement and the total allowable collateral borrowing base. Based on our accounts receivable and inventory balances as of December 31, 2003, we had borrowing availability of $37.7 million. As of December 31, 2003, we had no outstanding balance on the facility.

        The credit facility is secured by substantially all of our assets. In addition to customary events of default, the facility provides that a change in control of the Company would give rise to an event of default. We are prohibited from declaring and paying cash dividends on our common stock under the credit facility.

        On October 23, 2003, we entered into an amendment to the Credit and Security Agreement to address the $6.8 million special provision for doubtful accounts recorded in the quarter ended September 30, 2003 related to our Texas accounts receivable. The amendment allowed us to exclude the $6.8 million charge when calculating our fixed charge coverage ratio in the current and subsequent quarters. This change in calculation method allowed us to remain in compliance with our financial covenants for the quarters ended September 30, 2003 and December 31, 2003.

        We have one outstanding letter of credit at December 31, 2003 in the amount of $1 million drawn in favor of Arch Specialty Insurance Company, our current provider of general and professional liability insurance coverage. Unless renewed, this letter of credit will expire on June 1, 2004.

        At December 31, 2003, we had $4.0 million in cash and minimal debt. We have been cash flow positive from operations in each of the last two years and anticipate remaining cash flow positive from continuing operations in 2004. As mentioned above, as of December 31, 2003, we have no outstanding balance under our $60 million revolving Credit and Security Agreement with JP Morgan and we have borrowing availability of $37.7 million. The credit facility is asset-backed, with our availability tied to various percentages of our accounts receivable and inventory balances. This limits our ability to draw upon the entire $60 million facility. The credit facility is scheduled to expire on March 29, 2005. We intend to fund our future capital needs through operating cash flows and borrowings on our credit facility. In the event that additional capital is required beyond the available balance under our current credit facility, we may not be able to obtain such capital from other sources on terms acceptable to us, if at all.

        Our business strategy includes the selective acquisition of additional infusion pharmacies and other related healthcare businesses. We continue to evaluate acquisition opportunities, and view acquisitions as a key part of our growth strategy. In the past, we have typically paid cash for our acquisitions, with the majority of the purchase price paid at closing. For future acquisitions, we may utilize cash, common stock, or a combination of the two to pay the purchase price. Historically, we have used operating cash flows and, when necessary, borrowings on our credit facility to finance our past acquisitions. We may require additional capital in excess of our current availability in order to complete future acquisitions. It is impossible to predict the amount of capital that may be required for acquisitions, and there is no assurance that sufficient financing for these activities will be available on terms acceptable to us, if at all, which may limit our ability to complete desired acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard (SFAS) No. 146: Accounting for Costs Associated with Exit or Disposal Activities

        In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, which addresses the accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 establishes an accounting model for costs associated with exit or disposal activities based on the FASB's conceptual framework for recognition and measurement of liabilities. Under this model, a liability for costs associated with an exit or disposal activity should be initially recognized when it is incurred, that is, when the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, is met, and be measured at fair value, consistent with FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Costs covered by SFAS No. 146 include one-time termination benefits and certain contract termination costs, including operating lease termination costs that are associated with an exit or disposal activity. The main effect of SFAS No. 146 will be on the timing of recognition of such costs. In many cases, those costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of commitment. SFAS No. 146 also changes the recognition of one-time termination benefits, such as severance pay or other termination indemnities, whenever the benefit arrangement requires employees to render future service beyond a "minimum retention period," as defined in the Statement. SFAS No. 146 further addresses the accounting for other costs associated with an exit or disposal activity, such as costs to consolidate or close facilities and relocate employees. A liability for such costs has to be recognized and measured at its fair value in the period in which it is incurred. SFAS No. 146 requires that changes to the liability in subsequent periods resulting from a revision to either the timing or the amount of the estimated cash flows be recognized by increasing or decreasing the carrying amount of the liability using the credit-adjusted risk-free rate that was used to measure the liability initially. The cumulative effect of such changes has to be reported in the income statement in the period of the change. Changes due solely to the passage of time should be recognized as an increase in the carrying amount of the liability and as an expense in the income statement. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Earlier application of the Statement was encouraged. Previously issued financial statements, including interim financial statements, cannot be restated.

        During the fourth quarter of 2002, we committed to a plan to dispose of our company-owned pharmacies in Bullhead City, Arizona and Grand Junction, Colorado. We elected not to early apply the provisions of SFAS No. 146, but instead to account for these planned disposals under previous guidance provided by EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Accordingly, in the quarter ended December 31, 2002, upon commitment to a plan of disposal, we accrued a charge of $1.7 million included in selling, general and administrative expenses in our statement of income for the year 2002. In 2003, we subsequently reversed $200,000 of this accrual upon completion of the sales of these pharmacies.

FASB Interpretation No. 45—Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

        In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on existing disclosure requirements for guarantees and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 has had no effect on the accompanying financial statements.

FASB Interpretation No. 46—Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("Interpretation"). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The adoption of FIN 46 has had no effect on the accompanying financial statements.

Emerging Issues Task Force (EITF) 02-16: Consideration Received from a Vendor by a Customer or Reseller.

        EITF 02-16 addresses how a customer or reseller should characterize and account for consideration received from a vendor, and when to recognize and how to measure that consideration in its income statement. The EITF reached consensus that consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction to cost of sales when recognized in the customer's income statement. However, that presumption is overcome when the consideration is either (a) a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue (or other income, as appropriate) when recognized in the customer's income statement, or (b) a reimbursement of costs incurred by the customer to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the customer's income statement. The EITF further reached a consensus that cash consideration represents a payment for assets or services delivered to the vendor and should be characterized as revenue (or other income, as appropriate) when recognized in the customer's income statement if the vendor receives, or will receive, an identifiable benefit (goods or services) in exchange for the consideration.

        We receive consideration in the form of rebates and administration fees from vendors and from the manufacturers of the pharmaceuticals, medical supplies and equipment that we provide to patients. A portion of these rebates is earned from our purchases, while a lesser portion is earned from purchases made by our franchisees. In keeping with our current accounting policies, consideration received from manufacturers and vendors related to our purchases is accounted for as a reduction to cost of goods sold, and is recognized ratably over the period for which the rebate applies. The portion of the consideration received from manufacturers and vendors that relates to purchases made by our franchisees is accounted for as revenue in our statements of income. The rebates we receive related to our franchisees' purchases represent consideration for services rendered by us to the vendors and manufacturers if the form of business referrals. Further, our cost of goods does not include the cost of goods purchased by our franchisees. These factors, and our ability to reasonably estimate the benefit received from vendors and manufacturers from our franchisees' purchases of their products, have led us to conclude that the portion of our rebates related to purchases made by our franchisees should be accounted for as revenue. Our current policies and practices related to accounting for consideration we receive from vendors is in compliance with the consensus reached in EITF 02-16. Therefore, adoption of EITF 02-16 does not impact our accounting for consideration received from our vendors.

Item 7(A).    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We could be subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. We utilize a mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2004. As of December 31, 2003, our fixed-rate debt was $500,000 and we had no variable-rate debt. As of December 31, 2002, our fixed rate debt was $500,000, and our variable-rate debt was $7.1 million. Since we had no variable-rate debt as of December 31, 2003, a one percent increase in interest rates would have no effect on our annual interest expense.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements are immediately following. The Financial Statement Schedule is included in Part IV, Item 15 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Option Care, Inc.:

        We have audited the accompanying consolidated balance sheets of Option Care, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Option Care, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects, the information set forth therein.

        As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, Option Care changed its method of accounting for goodwill.

Ernst and Young LLP
Chicago, Illinois
February 13, 2004

Option Care, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$3,961	$488
Trade accounts receivable, less allowance of $8,502 and $7,019, respectively	62,190	74,694
Current portion of notes receivable, less allowance of $— and $37, respectively	49	74
Inventory	11,522	7,538
Income tax receivable	1,890	—
Deferred income tax benefit	4,442	3,701
Prepaid expenses	1,995	1,284
Other current assets	1,345	1,386

Total current assets	87,394	89,165
Equipment and other fixed assets, net	12,145	11,898
Goodwill, net	64,970	55,412
Other intangible assets, net	1,117	1,696
Non-current deferred portion of income tax benefit	162	145
Other long-term assets	746	534

Total assets	$166,534	$158,850

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$424	$261
Trade accounts payable	19,940	14,559
Income tax payable	—	119
Accrued wages and related employee benefits	5,644	5,373
Deferred purchase price liability	1,235	5,299
Other current liabilities	3,374	1,844

Total current liabilities	30,617	27,455
Long-term debt, less current portion	82	7,314
Long-term deferred income tax liability	5,677	4,178
Minority interest	427	934
Other long-term liabilities	711	368

Total liabilities	37,514	40,249
Stockholders' equity:
Preferred stock, $.01 par value, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 60,000 shares authorized, 20,942 and 20,588 shares issued and outstanding, respectively	209	206
Common stock to be issued, 144 and 167 shares, respectively	834	1,371
Additional paid-in capital	104,173	101,777
Retained earnings	23,965	15,247
Less treasury stock, at cost, common shares 15 and—, respectively	(161)	—

Total stockholders' equity	129,020	118,601

Total liabilities and stockholders' equity	$166,534	$158,850

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years ended December 31,
	2003	2002	2001
Revenue:
Specialty pharmacy	$208,557	$181,049	$98,166
Infusion and related healthcare services	136,192	129,146	107,643
Other	10,691	10,301	11,324

Total revenue	355,440	320,496	217,133
Cost of revenue:
Cost of goods	205,916	183,329	116,057
Cost of service	41,438	37,550	28,599

Total cost of revenue	247,354	220,879	144,656

Gross profit	108,086	99,617	72,477
Operating expenses:
Selling, general and administrative expenses	78,756	67,980	49,999
Provision for doubtful accounts	14,274	7,747	3,849
Amortization of goodwill	—	350	1,059

Total operating expenses	93,030	76,077	54,907

Operating income	15,056	23,540	17,570
Other expense, net:
Interest expense	(261)	(166)	(1,225)
Other expense, net	(350)	(171)	(110)

Total other expense, net	(611)	(337)	(1,335)

Income before income taxes	14,445	23,203	16,235
Provision for income taxes	5,727	9,124	6,278

Net income	$8,718	$14,079	$9,957

Net income per common share:
Basic	$0.42	$0.68	$0.61

Diluted	$0.41	$0.67	$0.58

Shares used in computing net income per common share:
Basic	20,888	20,656	16,445

Diluted	21,292	21,136	17,098

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
			Common Stock to be Issued	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Stock- holders' Equity
	Shares	Amount
January 1, 2001	15,169	$152	$352	$46,953	$(8,789)	$—	$38,668
Net income	—	—	—	—	9,957	—	9,957
Common stock to be issued, net	—	—	1,256	—	—	—	1,256
Issuance of common stock	4,877	48	(338)	50,422	—	—	50,132
Income tax benefit from exercise of stock options	—	—	—	753	—	—	753

December 31, 2001	20,046	200	1,270	98,128	1,168	—	100,766
Net income	—	—	—	—	14,079	—	14,079
Common stock to be issued, net	—	—	871	—	—	—	871
Issuance of common stock	542	6	(770)	2,005	—	—	1,241
Income tax benefit from exercise of stock options	—	—	—	1,644	—	—	1,644

December 31, 2002	20,588	206	1,371	101,777	15,247	—	118,601
Net income	—	—	—	—	8,718	—	8,718
Common stock to be issued, net	—	—	334	—	—	—	334
Issuance of common stock	354	3	(871)	1,753	—	—	885
Income tax benefit from exercise of stock options	—	—	—	643	—	—	643
Purchase of treasury stock	(15)	—	—	—	—	(161)	(161)

December 31, 2003	20,927	$209	$834	$104,173	$23,965	$(161)	$129,020

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income	$8,718	$14,079	$9,957
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,257	4,355	3,890
Provision for doubtful accounts	14,274	7,747	3,849
Deferred income taxes	741	1,516	1,191
Income tax benefit from exercise of stock options	643	1,644	753
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts and notes receivable	(1,820)	(19,297)	(29,919)
Inventory	(3,789)	(40)	(1,868)
Prepaid expenses and other current assets	(1,300)	(43)	(2,497)
Trade accounts payable	5,165	1,749	4,051
Accrued wages and related benefits	271	621	713
Income tax payable	(2,009)	(248)	(133)
Accrued expenses and other liabilities	1,820	(91)	922

Net cash provided by (used in) operating activities	27,971	11,992	(9,091)

Cash flows from investing activities:
Purchases of equipment and other, net	(4,656)	(7,286)	(2,752)
Other assets, net	—	(63)	268
Payments for acquisitions, net of stock to be issued	(14,560)	(20,938)	(17,421)
Proceeds from disposals	229	—	—

Net cash used in investing activities	(18,987)	(28,287)	(19,905)

Cash flows from financing activities:
Cash overdraft	—	—	(770)
Increase in financing costs	—	(608)	—
Net borrowings (payments) under credit agreements	(7,093)	7,093	(12,609)
Payments on capital leases	(235)	(218)	(68)
Proceeds (payments) of notes payable	259	(107)	68
Issuance of common stock	1,719	2,112	50,886
Purchase of treasury stock	(161)	—	—

Net cash provided by (used in) financing activities	(5,511)	8,272	37,507

Net increase (decrease) in cash and cash equivalents	3,473	(8,023)	8,511
Cash and cash equivalents, beginning of year	488	8,511	—

Cash and cash equivalents, end of year	$3,961	$488	$8,511

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Summary of Significant Accounting Policies

(a)   Description of Business

        We provide specialty pharmacy services, infusion therapy and other ancillary healthcare services through a national network of company-owned and franchised locations. We contract with managed care organizations and physicians to become their specialty pharmacy, dispensing and delivering specialty pharmaceuticals, assisting with clinical compliance information and providing pharmacy consulting services. Through our established national network of 124 company-owned and franchised Option Care pharmacy locations, we contract with managed care organizations, third party payors, hospitals, physicians and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients' homes or other non-hospital settings. Many of our locations provide other ancillary healthcare services as well, such as nursing, respiratory therapy and durable medical equipment. In addition, we operate Management by Information, Inc. (MBI), a supplier of data management products and support services to the infusion and home medical equipment industry.

        As of December 31, 2003, we had 124 locations operating in 34 states. Existing offices include 87 offices owned and operated by franchise owners and 37 offices owned and operated by us.

(b)   Principles of Consolidation

        The consolidated financial statements include Option Care, Inc. and all of its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. All of our subsidiaries are wholly-owned, except for one 80%-owned subsidiary which operates two pharmacies in Pennsylvania. This 80%-owned subsidiary, in turn, maintains a 50 percent ownership interest in a limited liability company (LLC). Per the operating agreement for this LLC, we are the managing partner and have complete operational control.

(c)   Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. We believe that our most significant estimates, and those involving a higher degree of judgment and/or complexity are (i) revenue recognition and estimation of contractual adjustments, (ii) determination of required allowances for doubtful accounts receivable, (iii) ability to recover the carrying value of our goodwill and other intangible assets, and (iv) ability to recover the carrying value of internally-developed software.

(d)   Cash and Cash Equivalents

        We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(e)   Financial Instruments

        The fair value of our financial instruments approximates their carrying value.

(f)    Inventory

        Inventory, which consists primarily of pharmaceuticals and medical supplies, is stated at the lower of cost or market and is accounted for on the first-in, first-out (FIFO) basis. The largest component of our inventory is pharmaceuticals, which have fixed expiration dates. We are usually able to obtain next day delivery of the pharmaceuticals that we order. Therefore, we keep minimal inventory and turn our inventory rapidly. Our pharmacies monitor inventory levels and check expiration dates regularly. Pharmaceuticals that are approaching expiration and are deemed unlikely to be used before expiration are either returned to the vendor or manufacturer for credit, or are transferred to another Option Care pharmacy that needs them. If the pharmaceuticals cannot be either returned or transferred before expiration, company policy requires them to be disposed immediately and in accordance with DEA guidelines. Due to the high rate of turnover of our pharmaceutical inventory and our policies related to handling expired or expiring items, it is unlikely that any of our pharmacies will be carrying obsolete inventory at any balance sheet date. We determined that no reserve for obsolete inventory was needed at either December 31, 2003 or December 31, 2002.

(g)   Long-Lived Assets

        Equipment and other fixed assets are stated at cost. Equipment acquired under capital leases is stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease. Depreciation on owned equipment is calculated on the straight-line method over the estimated useful lives of the assets. Our existing owned equipment is being depreciated over lives ranging from three to seven years. Equipment under capital leases is amortized straight-line over the term of the capital lease. Amortization of capital leases is included in depreciation expense within our statements of income. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the assets. Software development costs are amortized over three to five years, based on the anticipated life of the product. For software developed for external sale, monthly amortization begins once the product becomes ready for general release to customers. Amortization expense is calculated based on the faster of (a) the percentage of cumulative revenue recognized to date compared to the total anticipated revenue stream over the life of the product, or (b) the straight-line method. For software developed strictly for internal use, monthly amortization begins once the product becomes usable and is calculated on the straight-line method. For any internally-developed software or software developed for external sale, we will record additional amortization to reduce the carrying value to the net realizable value if we determine that the carrying value of the software development costs exceeds its net realizable value. We capitalize as software development cost only those costs incurred after technological feasibility has been established, including coding and testing of the software. During those times when we have outstanding debt under our revolving credit facility, we also capitalize interest incurred as a result of costs expended during software development. In 2003, we capitalized $70,000 in interest as part of software development costs.

        Intangible assets such as managed care contracts and non-compete agreements, arising from certain of Option Care's acquisitions, are being amortized on a straight-line basis over the estimated useful life of each asset, ranging from two to five years. The value assigned to each intangible asset at the time of acquisition is based on an evaluation of the estimated future financial benefit to be realized from that asset. The gross value of our intangible assets as of December 31, 2003 was $2.6 million, less accumulated amortization of $1.5 million, while as of December 31, 2002, the gross value of our intangible assets was $2.9 million, less accumulated amortization of $1.2 million.

        Long-lived assets and intangibles assets other than goodwill are reviewed for impairment in value based upon non-discounted future cash flows, and appropriate losses are recognized whenever the carrying amount of an asset may not be recovered. No such impairment was noted as of December 31, 2003.

(h)   Income Taxes

        We file a consolidated federal income tax return that includes all but two of our subsidiaries. The two subsidiaries for which we file separate returns are both limited liability companies (LLCs), one being a 100% owned LLC and the other being a 50% owned LLC. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated financial statements in the period that includes the enactment date.

(i)    Common Stock to be Issued

        As of December 31, 2003, we had obligations to issue 144,067 shares of common stock with a value of $834,000. Of this stock to be issued, 122,832 shares with a value of approximately $820,000 were issued in January, 2004 to employees who participated in our Employee Stock Purchase Plan. As of December 31, 2002, we had obligations to issue 167,473 shares of common stock, which consisted of 128,750 shares issued in February 2002 under the employee stock purchase plan for the 2001 plan year, and 38,723 shares issuable as partial consideration for an acquisition completed in 2001. This obligation to issue 38,723 shares was satisfied through a cash settlement in 2003.

(j)    Stock-Based Compensation

        Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of Option Care stock at the date of grant over the amount an employee must pay to acquire the stock. We grant options at fair market value and therefore recognize no compensation expense from our granting of options.

        In 2003, one individual exercised options based upon accelerated vesting approved by the Board of Directors, resulting in compensation expense of $10,000. In 2002, three individuals exercised options based upon accelerated vesting approved by the Board of Directors, resulting in compensation expense of $151,000.

        Had compensation cost for Option Care's stock-based compensation plan been determined based on FASB Statement No. 123, Option Care's net income and income per common share in 2003, 2002 and 2001 on a pro-forma basis would have been (in thousands, except per share amounts):

	2003	2002	2001
Net income:
As reported	$8,718	$14,079	$9,957
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6	99	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for the following awards:
Stock option grants	(2,300)	(2,138)	(860)
Employee stock purchase plan issuance of shares	(205)	(308)	(152)

Pro forma	$6,219	$11,732	$8,945

Net income per common share—basic:
As reported	$0.42	$0.68	$0.61
Pro forma	$0.30	$0.57	$0.54
Net income per common share—diluted:
As reported	$0.41	$0.67	$0.58
Pro forma	$0.29	$0.56	$0.52

        The fair value of options granted under Option Care's stock option plan during 2003, 2002 and 2001 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield; expected volatility of 47% for 2003, 63% for 2002 and 69% for 2001; weighted average risk free interest rates of 2.09% for 2003, 3.03% for 2002 and 4.33% for 2001; and expected lives of four years for 2003 and 2002 and five years for 2001. The weighted average per share fair values of options granted in 2003, 2002 and 2001 were $4.29, $6.09 and $6.68, respectively.

(k)   Significant Payors & Concentration of Credit Risk

        We generate revenue from managed care contracts and other agreements with commercial third party payors. Our principal managed care contract is with Blue Cross and Blue Shield of Florida. For the years 2003, 2002 and 2001, respectively, approximately 17%, 20% and 21% of our revenue was related to this contract. As of December 31, 2003 and 2002, approximately 9% of total accounts receivable was due from Blue Cross and Blue Shield of Florida. Our contract with them is terminable by either party on 90 days' notice and, unless terminated, automatically renews each September for an additional one-year term. In September 2001, we signed a new agreement that expanded the number of potential Blue Cross and Blue Shield of Florida patients we can serve. In September 2002 and 2003 this contract renewed automatically with no material change.

        For the years 2003, 2002 and 2001, respectively, approximately 18%, 15% and 14% of our revenue was reimbursable through governmental programs, such as Medicare and Medicaid. Approximately 20% and 19% of our accounts receivable as of December 31, 2003 and 2002, respectively, was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term. Option Care believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the government programs.

        Other than discussed above, Option Care's concentration of credit risk relating to trade accounts receivable is limited due to our diversity of patients and payors.

(l)    Revenue Recognition

        We operate in one segment with three service lines: (i) specialty pharmacy; (ii) infusion and related healthcare services; and (iii) other.

  (i)    Specialty pharmacy services

        Specialty pharmacy services revenue is reported at the estimated net realized amounts from third party payors and others for the pharmaceutical products provided to physicians, patients, and pharmacies by our company-owned pharmacies. Specialty pharmacy services primarily involves the distribution of specialty drugs to patients homes or physician's offices, and may also include clinical monitoring of patients and outcomes and efficacy reporting to the manufacturers of certain products. Typically, minimal nursing services are provided. Specialty pharmacy revenue is billed based upon predetermined fee schedules for the drugs provided, with reimbursement often indexed to AWP. We may also bill a small dispensing fee. Revenue is recognized upon confirmation of delivery of the products to the customer.

  (ii)   Infusion and related healthcare services

        Infusion and related healthcare services revenue is reported at the estimated net realized amounts from patients, third party payors and others for goods sold and services rendered by our company-owned pharmacies. When goods and services are both provided, revenue is recognized upon confirmation that both the services were provided and the goods were delivered to the patient. When only goods are provided to the patient and the patient has the means to use the goods without requiring nursing or other related services, revenue is recognized upon confirmation that the goods were delivered. When only services are provided, revenue is recognized upon confirmation that the services have been provided. Our agreements with payors frequently specify our receipt of a "per diem" payment for infusion therapy services that we provide to patients. This "per diem" payment includes a variety of both goods and services provided to the patient, including but not limited to rental of medical equipment, care coordination services, delivery of the goods to the patient and medical supplies. Since we receive a single price for both goods and services in one combined billing item, we cannot split revenue on our statements of income between product revenue versus service revenue.

  (iii)  Other revenue

        Other revenue consists primarily of royalty fees received from our franchises, vendor rebates earned from our franchisees purchases and revenue from the license and support of software products.

        Royalty fees are calculated and paid based on the monthly gross cash receipts reported by our franchises for the applicable year. Our typical franchise agreements provide for royalties on either a flat percentage of gross receipts (subject to certain minimums and discounts), or on a sliding scale ranging from 9% to 3% depending on the levels of such receipts and other certain factors. Initial franchise fees are recognized when franchise training and substantially all other initial services have been provided. Royalty fee revenue is estimated at the beginning of each year and is recorded on a straight-line basis throughout the year, subject to quarterly and/or year-end adjustments based on actual royalties reported.

        Vendor rebates are estimated at the beginning of the year and are recorded on a straight-line basis throughout the year, subject to quarterly and/or year-end adjustments based on actual results. That portion of our vendor rebates related to purchases made by our franchisees is recorded as other revenue, since we have no offsetting cost of goods related to those purchases. That portion of rebates related to purchases made by our company-owned pharmacies is recorded as a reduction to cost of goods sold.

        Software license, rental and product support revenue is billed by our subsidiary, Management by Information, Inc. (MBI) to a variety of clients, primarily hospital-based or free-standing home infusion providers. Revenue from software licensing is recognized when all of the following criteria are met for each element of the licensing agreement:

  •
  Option Care and the customer have signed a software license agreement;

  •
  the software has been delivered and no additional products or services to be delivered are essential to the functionality of the software;

  •
  the fee is fixed or determinable; and

  •
  collection of the amount due is probable.

        If additional products or services need to be delivered in order for the software to be functional, revenue is not recognized until all required products and/or services have been provided. When multiple product elements are delivered, revenue is allocated based on vendor-specific objective evidence of the fair value of each element.

        Support fees revenue is recognized ratably over the term of the related agreements. Revenue from training fees is recognized when services have been performed.

(m)  Revenue Arrangements with Multiple Deliverables

        Emerging Issues Task Force (EITF) 00-21 addresses situations in which multiple products and/or services are delivered at different times under one arrangement with a customer, and provides guidance in determining whether multiple deliverables should be considered as separate units of accounting. We provide a variety of infusion therapies to patients. A majority of the therapies have multiple deliverables, such as the delivery of drugs and supplies and the provision of related nursing services to train and monitor patient administration of the drugs. After applying the criteria from the final model in EITF 00-21 to our business, we concluded that separate units of accounting do exist in our revenue arrangements with multiple deliverables.

        In our current revenue recognition policy for infusion therapies regarding arrangements with multiple deliverables, revenue is recognized when each deliverable is provided to the patient. For example, revenue from drug and supplies sales is recognized upon confirmation of delivery of the products, and revenue from nursing services is recognized upon receipt of nursing notes confirming that the service was provided. In instances in which the amount allocable to the delivered items is limited to the amount that is contingent on delivery of additional items, we recognize revenue after all the deliverables in the arrangement have been provided. For infusion therapies, the impact from adoption of EITF 00-21 was not material to our statements of income or financial position.

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

        Our subsidiary, MBI, sells pharmacy management software products and provides installation, training and support to customers, and therefore would be considered to provide multiple deliverables under a single arrangement. However, we account for MBI's revenue in accordance with SOP 97-2: Software Revenue Recognition. Since we were already applying the principles contained in EITF 00-21 through our application of SOP 97-2, adoption of EITF 00-21 had no impact to our accounting policies related to MBI revenue recognition.

(n)   Cost of Revenue

        Cost of revenue consists of two components—cost of goods sold and cost of services provided. Cost of goods sold consists of the actual cost of pharmaceuticals and other medical supplies dispensed to our patients. Cost of services provided consists of all other costs directly related to the production of revenue, such as shipping and handling, and the wages and related costs for the pharmacists, nurses, and all other employees and contracted workers directly involved in providing service to the patient.

        We receive prompt payment discounts from many of our drug and medical supplies vendors. These prompt payment discounts are accounted for as reductions to cost of goods sold and are recognized when the goods are sold.

        We also receive rebates from the pharmaceutical and medical supply manufacturers. The amount of the rebates we receive is based on the total purchases by us, and in some cases, by our franchisees under our existing agreements with the manufacturers. Rebates that we receive based on the purchases made by our franchisees are treated as other revenue. Rebates earned from purchases made by our company-owned pharmacies are accounted for as reductions to cost of goods sold. At the beginning of each year, we estimate the total dollar amount of rebates we expect to receive for that year, and recognize the total ratably over the year. On a quarterly basis, we re-evaluate our estimate based on the actual rebates received to date and based on any known changes to our purchasing patterns or to our agreements with manufacturers.

(o)   Professional and General Liability

        We may be subject to various claims and legal actions that arise in the ordinary course of business. We have professional liability and other insurance to protect against such claims or legal actions. Our current professional liability insurance policy contains a deductible of $500,000 per claim. Any claim made during the term of this insurance policy could have a material adverse effect on our financial position and results of operations.

(p)   Net Income Per Common Share

        On May 1, 2002, we completed a 5-for-4 stock split for shareholders of record as of April 10, 2002. All share and per share amounts for all periods presented have been adjusted to reflect the pro forma effects of this stock split.

        The reconciliation of net income per common share for the years ended December 31, 2003, 2002 and 2001 is as follows: (in thousands, except per share amounts)

	For the Year Ended December 31, 2003
	Income	Shares	Per Share
Basic income per share	$8,718	20,888	$0.42
Effect of dilutive securities	—	404	(0.01)

Diluted income per share	$8,718	21,292	$0.41

	For the Year Ended December 31, 2002
	Income	Shares	Per Share
Basic income per share	$14,079	20,656	$0.68
Effect of dilutive securities	—	480	(0.01)

Diluted income per share	$14,079	21,136	$0.67

	For the Year Ended December 31, 2001
	Income	Shares	Per Share
Basic income per share	$9,957	16,445	$0.61
Effect of dilutive securities	—	653	(0.03)

Diluted income per share	$9,957	17,098	$0.58

        The effect of dilutive securities is primarily from vested and unvested stock options that are in-the-money.

(q)   Comprehensive Income

        We have no significant components of comprehensive income other than net income.

(r)    Related Party Transactions

        We engage in transactions with a company controlled by the Chairman of our Board of Directors. For the years ended December 31, 2003, 2002 and 2001, we purchased strategic consulting services of $176,000, $177,000 and $178,000, respectively, from a company for which the Chairman serves as president.

        We obtains legal services from a firm, McGuireWoods (formerly Ross & Hardies), for which the wife of our Senior Vice President, Secretary and General Counsel serves as a partner. Under the terms of this arrangement, she is not to be involved in any matters related to us without the approval of our Board of Directors. For the years ended December 31, 2003 and 2002, we incurred $307,000 and $355,000 in legal expenses, respectively, related to services provided by McGuireWoods.

(s)   Reclassifications

        Certain amounts in the 2001 and 2002 financial statements have been reclassified to conform to the 2003 financial statement presentation.

2.    Segment Information

        We report our results of operations from one identifiable segment, containing three service lines: specialty pharmacy services, infusion and related healthcare services, and other. Specialty pharmacy services and infusion and related healthcare services are primarily involved in home delivery of prescription medications and applicable therapy services to patients. Related healthcare services include home health nursing and related therapy services, respiratory therapy services, durable medical equipment sales and rentals and hospice services. Other revenue consists of franchise-related revenue such as royalties, and software license and support services offered by our subsidiary, MBI.

        Our software development company, MBI, meets the qualitative requirements to be considered a separate reportable segment. However, MBI does not meet the quantitative thresholds that, if met, would require their operations to be reported in a separate segment. Specifically, MBI does not represent: (a) 10% of our reported revenue; (b) 10% of combined reported profit of all operating segments that did not report or loss or 10% of the combined reported loss of all operating segments that did report a loss; or (c) 10% or more of the combined assets of all operating segments. Because the thresholds for separate segment reporting have not been met, we aggregate MBI's results within our one reportable segment.

        The following table sets forth revenue by product line within our one reportable segment (amounts in thousands):

	Years Ended December 31,
	2003		2002		2001
	Amounts	% of total revenue	Amounts	% of total revenue	Amounts	% of total revenue
Revenue:
Specialty pharmacy	$208,557	58.7%	$181,049	56.5%	$98,166	45.2%
Infusion and related healthcare services	136,192	38.3%	129,146	40.3%	107,643	49.6%
Other	10,691	3.0%	10,301	3.2%	11,324	5.2%

Total revenue	$355,440	100.0%	$320,496	100.0%	$217,133	100.0%

3.    Accounting Changes

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

        As of January 1, 2002, the date of adoption of the non-amortization provisions of SFAS No. 142, the carrying value of our goodwill was $38.4 million. The carrying value of our goodwill increased to $55.4 million as of December 31, 2002 and $65.0 million as of December 31, 2003. The goodwill on our balance sheets relates to acquisition of home infusion pharmacies and related healthcare businesses. Prior to the adoption of the non-amortization provisions of SFAS No. 142, goodwill was being amortized over periods from 20 to 40 years. In accordance with the requirements of SFAS No. 142, we no longer amortize our goodwill but perform impairment tests at least annually. Since we operate in only one segment, we test goodwill for impairment on an aggregate basis by comparing our net book value to our market value. The market value is equal to the current, per share value of our common stock, multiplied by the total number of shares outstanding. We conducted our annual tests for goodwill impairment on October 1, 2003 and 2002. No impairment of goodwill was identified during either annual test. In the fourth quarter of 2002, we recognized a $350,000 impairment write-down of goodwill related to our decision to dispose of two or our company-owned pharmacy locations.

        The following table provides comparative net income and net income per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

	2003	2002	2001
	(in thousands, except per share amounts)
Reported net income	$8,718	$14,079	$9,957
Goodwill amortization, net of tax	—	—	678

Adjusted net income	$8,718	$14,079	$10,635

Basic income per share:
Reported basic income per share	$0.42	$0.68	$0.61
Goodwill amortization, net of tax	—	—	0.04

Adjusted basic income per share	$0.42	$0.68	$0.65

Diluted income per share:
Reported diluted income per share	$0.41	$0.67	$0.58
Goodwill amortization, net of tax	—	—	0.04

Adjusted diluted income per share	$0.41	$0.67	$0.62

4.    Business Combinations

        During 2003, we paid $14.6 million related to acquisition activities. Of this total, $8.6 million in cash was spent to acquire the minority interest of one of our 2002 acquisitions, and most of the remaining $6.0 million consisted of additional consideration and earnout payments for prior years' acquisitions. No material new acquisitions took place during 2003.

        Effective April 1, 2003, we acquired the 40% minority interest of Infusion Specialties, Inc., a specialty pharmacy business located in Houston, Texas. We had acquired the original 60% equity share in this business a year earlier, April 1, 2002. The total purchase price was $9.8 million, with $8.6 million in cash paid at closing and the remaining $1.2 million payable in future periods, subject to certain contingencies related to the collection of outstanding accounts receivable. The purchase price of $9.8 million was allocated $9.1 million to goodwill, $400,000 to a non-compete agreement and $500,000 as a reduction of minority interest liability, offset by reductions to accounts receivable of $200,000. The amount allocated to non-compete agreement is being amortized over 48 months, which is the contractual term of the non-compete agreement.

        During 2003, we paid $5.1 million in scheduled installments toward the total $15.1 million purchase price for a home infusion pharmacy business in the Minneapolis/St.Paul area. The payments of $2.6 million and $2.5 million were made in January and July, respectively, completing our obligations under this asset purchase agreement.

        In addition to the payments detailed above, we paid additional consideration of approximately $600,000 to fulfill our obligations under various other acquisitions completed in 2002, 2001 and 2000. We also paid $300,000 in cash for a small acquisition in Florida. This acquisition was acquired February 1, 2003 and its results of operations were consolidated with our own beginning on that date.

The purchase price was allocated $200,000 to inventory and other tangible assets and $100,000 to goodwill. As of December 31, 2003, our only significant future obligation related to past acquisition activities is the $1.2 million deferred purchase price liability related to the Infusion Specialties acquisition.

5.    Asset disposals

        During 2003, we sold and franchised two of our company-owned pharmacies, located in Bullhead City, Arizona and Grand Junction, Colorado. In the fourth quarter of 2002, we committed to a plan to dispose of these pharmacies. Due to the size and geographic location of these markets, they did not match our long-term strategic goals for company-owned pharmacies. By franchising these pharmacies, we accomplished our goal of disposing of them while still maintaining an Option Care presence in these markets.

        We recorded a charge of $1.7 million in the quarter ended December 31, 2002 related to the disposal of these pharmacies. The charge included approximately $400,000 related to severance for a total of 38 employees at the two locations and approximately $250,000 for building lease termination costs. These amounts were included in selling, general and administrative expense in our statement of income for the year 2002. Also included in the charge was an additional bad debt provision of approximately $700,000, included in the overall provision for doubtful accounts in our statement of income in 2002. This bad debt provision allowed for the fact that our billing and collections employees were expected to be terminated when we sold these pharmacies, impairing our ability to collect a certain percentage of the accounts receivable of these offices. The remaining amount of the charge was a $350,000 goodwill write-down. As of December 31, 2002, we had identified $300,000 of assets held for sale. These assets were classified in other current assets in our balance sheet as of December 31, 2002, and consisted of $100,000 in inventory and $200,000 in long-term assets.

        On March 31, 2003 we sold the assets of our infusion pharmacy business in Grand Junction, Colorado. The sale price was equal to the net book value of the assets sold. Upon consummating the asset purchase agreement, the buyers entered into a five-year franchise agreement with us. The franchise agreement allows the buyers to use the Option Care name and participate in our various contracts in exchange for future royalty payments based on the subsequent cash collections of the business.

        On May 1, 2003, we sold the assets of our infusion pharmacy and respiratory therapy/durable medical equipment business located in Bullhead City, Arizona. The sale price was equal to the net book value of the assets sold. The buyer was Convention Center Drug, Inc., the owner and operator of the Option Care franchise in Las Vegas, Nevada. Upon signing the asset purchase agreement, the parties also executed an amendment to the existing franchise agreement between Option Care and Convention Center Drug to add the Bullhead City pharmacy and its service territory to the agreement. Accordingly, the royalties paid by Convention Center Drug going forward will be based on collections of both the Las Vegas and Bullhead City pharmacies.

        As of December 31, 2003, we have made cumulative adjustments to reverse approximately $200,000 of the overall $1.7 million charge. The reversal was recorded as a reduction to selling, general and administrative expenses in our statement of income for the year 2003. This reversal was primarily related to building lease termination costs, as both buyers assumed the remaining obligations under our building leases.

6.    Bad Debt Charge

        During the quarter ended September 30, 2003, we recorded a pre-tax bad debt charge of $6.8 million related to the accounts receivable of our Texas operations. We completed multiple acquisitions in the Dallas and Houston markets during 2001. This caused us to have multiple pharmacies concurrently serving the same markets in both metropolitan areas. To remedy this situation, during 2002, we began the process of consolidating our operations into one office in each market. However, difficulties encountered during the process of integrating the offices, their accounts receivable records and their personnel led to errors that impaired our ability to collect their outstanding accounts receivable. After a detailed analysis of the collectability of the outstanding accounts, we determined that a $6.8 million additional provision for doubtful accounts was necessary to adequately reserve for potential write-offs. We have since made numerous personnel changes and implemented operational enhancements in these offices, designed to help us more closely monitor the billing and collections performance of these offices to improve the collectability of current and future revenue. No adjustments to the amount of the bad debt charge were made during the quarter ended December 31, 2003. In the quarter ended December 31, 2003, we wrote off $3.2 million of accounts receivable against the $6.8 million allowance.

7.    Restructuring Charge

        During the third and fourth quarter of 2003, we restructured our operations to improve the efficiency and effectiveness of the organization and refocus our efforts toward growing sales and improving profitability. The restructuring was completed by December 31, 2003. In the quarters ended September 30, 2003 and December 31, 2003, we recorded pre-tax charges of $1.0 million and $300,000, respectively, contained in selling, general and administrative expenses in the accompanying statement of income. The restructuring included reductions in staff at several of our company-owned pharmacy locations, elimination of a middle management level from our field operations, and various management and administrative staff changes and reductions within our corporate office. The largest component of the charge was severance and related costs of $1.1 million. A total of 101 employees were terminated, consisting of 81 employees terminated from our pharmacy locations and 20 employees terminated from field management and corporate office staff. Approximately $100,000 of the charge was related to relocation and related costs for newly-hired corporate management employees, and the remaining $100,000 consisted of costs incurred to exit an unprofitable home health nursing business at one of our field locations. As of December 31, 2003, approximately $800,000 has been paid. The remaining $500,000 primarily consists of accrued severance and related costs and is included in accrued wages and related employee benefits in the attached balance sheet.

8.    Equipment and Other Fixed Assets

        Equipment and other fixed assets consists of the following at December 31 (in thousands):

	2003	2002
Equipment	$15,863	$16,396
Capitalized computer software	3,317	2,805
Leasehold improvements	2,223	2,129

Equipment and other fixed assets	21,403	21,330
Less accumulated depreciation and amortization	9,258	9,432

Equipment and other fixed assets, net	$12,145	$11,898

        Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $4.4 million, $3.2 million and $2.1 million, respectively. For the year 2003, $1.6 million of total depreciation expense was included in cost of service and $500,000 was included in cost of goods sold, while the remaining $2.3 million was part of selling, general and administrative expense. For 2002, $1.3 million of the total depreciation expense was included in cost of service, while the remaining $1.9 million was part of selling, general and administrative expenses. In each year, the depreciation expense included in cost of service is primarily from revenue-generating assets, such as durable medical equipment and infusion pumps that are rented to patients. For the year ended December 31, 2003, the depreciation expense in cost of goods sold relates to software amortization costs for iEmphsys.

        We depreciate equipment and other fixed assets using the straight-line method over the assets useful lives. Equipment primarily consists of furniture and fixtures, computer hardware and software purchased from outside vendors, medical equipment and automotive vehicles. Equipment includes both assets owned and leased under capital leases. Capital lease amortization is included in depreciation expense. Equipment is depreciated over their useful lives, which typically range from 3 to 7 years. Our capitalized computer software is being amortized over five years. Leasehold improvements are amortized over the shorter of their useful life or the remaining term of the associated building lease.

        In 2003, we recorded $500,000 in depreciation expense for MBI's new pharmacy management software, iEmphsys. We recorded no depreciation expense for computer software development costs in 2002. iEmphsys development was completed during 2003, and we have begun marketing the software to outside customers as a stand-alone product, operated on a local network. We are continuing to develop enhancements that will web-enable the software to allow us to run iEmphsys across the Internet, with the program and data files housed at one central location.

        Depreciation expense in selling, general and administrative expenses for the year 2003 includes a $400,000 impairment write-down of an internally-developed purchasing software system designed to enhance the efficiency and reporting capabilities of our purchases of pharmaceuticals and medical supplies and equipment.

9.    Other Intangible Assets

        As of December 31 of each year presented, other intangible assets consists of the following (in thousands):

	2003	2002
Non-compete agreements	$1,803	$1,402
Loan origination fees	608	608
Managed care contracts	219	219
Patient records	—	428
Website development costs	—	236
Others	7	27

Other intangible assets	2,637	2,920
Less accumulated amortization	1,520	1,224

Other intangible assets, net	$1,117	$1,696

        Our intangible assets such as non-compete agreements and managed care contracts were acquired through business acquisition activities. Amortization expense for intangible assets was approximately $900,000, $800,000 and $700,000, respectively, for the years ended December 31, 2003, 2002 and 2001.

        The estimated aggregate amortization expense for intangible assets for each of the next five years is estimated as follows (in thousands):

Year ending December 31,	Amortization Expense
2004	$650
2005	303
2006	129
2007	35
2008	—

Total	$1,117

10.    Long-Term Debt

        Long-term debt consists of the following at December 31 (in thousands):

	2003	2002
Revolving Credit and Security Agreement, due March 29, 2005(1)	$—	$7,093
Insurance premium financing agreement	305	—
Notes payable with maturities through 2009 at interest rates ranging from 8.0% to 8.5%	116	152
Capital lease obligations	85	330

	506	7,575
Less current portion	424	261

Long-term debt	$82	$7,314

(1)
At December 31, 2003, the interest rate on our borrowings was 4.00%.

        Maturities of long-term obligations are (in thousands):

Year Ending December 31, 2003	Notes Payable & Other Debts	Capital Lease Obligations
2004	$343	$83
2005	21	4
2006	13	4
2007	14	1
2008	15	—
2009 and beyond	15	—

	$421	92

Less amounts representing interest		7

Present value of net minimum lease payments		$85

        We entered into a $60 million revolving Credit and Security Agreement with J.P. Morgan Business Credit Corporation, J.P. Morgan Chase Bank and LaSalle Bank, National Association on March 29, 2002. The facility requires us to meet certain financial covenants. We paid a facility fee of approximately $400,000 upon signing the agreement. The agreement provides for a commitment fee, calculated and paid quarterly on a sliding scale from 0.45% to 0.25%, based on the average daily unused portion of the facility. For a fee, we may secure up to $5 million in letters of credit against our borrowing availability. Depending on our level of borrowing under the agreement, we may select interest rates ranging from the Eurodollar Rate plus 2% to 2.75%, or the bank's reference rate plus 0% to 0.75%. The Credit and Security Agreement expires on March 29, 2005. The facility is secured by substantially all of our assets. In addition to customary events of default, the facility provides that a change in control of the Company would give rise to an event of default. We are prohibited from paying cash dividends to stockholders during the term of the facility agreement.

        Availability under the facility is related to various percentages of our net outstanding accounts receivable and inventory balances, less certain capped and ineligible amounts as defined in the agreement. Overall borrowings under the agreement will be limited to the lesser of the remaining availability under the agreement and the total allowable collateral borrowing base. As of December 31, 2003, based on our accounts receivable and inventory balances on that date, we had borrowing availability of $37.7 million and no outstanding balance under the facility. As of December 31, 2003, we had secured one letter of credit in the amount of $1 million drawn for the benefit of Arch Specialty Insurance Company, our current provider of general and professional liability insurance. Unless renewed, this letter of credit will expire on June 1, 2004.

        On October 23, 2003, we entered into an amendment to the Credit and Security Agreement to address the $6.8 million special provision for doubtful accounts recorded in the quarter ended September 30, 2003 related to our Texas accounts receivable. The amendment allowed us to exclude the $6.8 million charge when calculating our fixed charge coverage ratio in the current and subsequent quarters. This change in calculation method allowed us to remain in compliance with our financial covenants for the quarters ended September 30, 2003 and December 31, 2003.

        Option Care leases certain medical equipment and automobiles under long-term lease agreements. Most of these agreements have original terms from 36 to 60 months and are classified as capital leases. The net book values of the medical equipment and automobiles under capital leases were $91,000 and $323,000 as of December 31, 2003 and 2002, respectively.

11.    Provision for Income Taxes

        The income tax provision consisted of the following (in thousands):

	Current	Deferred	Total
2003:
Federal	$4,354	$647	$5,001
State	632	94	726

	$4,986	$741	$5,727

2002:
Federal	$6,798	$1,355	$8,153
State	810	161	971

	$7,608	$1,516	$9,124

2001:
Federal	$4,551	$1,066	$5,617
State	536	125	661

	$5,087	$1,191	$6,278

        A reconciliation between the income tax expense recognized in Option Care's Consolidated Statements of Income and the income tax expense computed by applying the U.S. Federal corporate income tax rate of 35% for each of 2003, 2002 and 2001, respectively, to income before income taxes follows (in thousands):

	2003	2002	2001
Computed "expected" tax expense	$5,056	$8,121	$5,682
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	726	971	661
Other, net	(55)	32	(65)

Total provision	$5,727	$9,124	$6,278

        Deferred income tax assets and (liabilities) at December 31, 2003 and 2002 include (in thousands):

	2003		2002
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Allowance for doubtful accounts	$3,337	$—	$2,755	$—
Allowance for notes receivable	—	—	15	—
Accrued expenses	31	—	105	—
Severance accrual	20	—	146	—
Accrued wages and benefits	316	—	278	—
Insurance claims payable	84	—	236	—
Accrued legal reserve	172	—	33	—
Unearned franchise revenue	431	—	—	—
Deferred compensation	—	140	—	116
Other, net	51	22	133	29

Total deferred tax assets	4,442	162	3,701	145
Deferred tax liabilities:
Tax over book depreciation	—	(964)	—	(602)
Internally developed software	—	(1,077)	—	(1,101)
Intangible assets	—	(3,636)	—	(2,475)

Total deferred tax liabilities	—	(5,677)	—	(4,178)

Net deferred income tax asset (liability)	$4,442	$(5,515)	$3,701	$(4,033)

        We believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

12.    Stock Incentive Plan

        Option Care's Amended and Restated Stock Incentive Plan (1997) (the "Incentive Plan") was originally adopted by the Board and approved by the shareholders on September 11, 1991. The Incentive Plan was amended on each of February 21, 1997, May 12, 2000 and June 4, 2002 through proxy vote of our stockholders. The Incentive Plan provides for the award of cash, stock, and stock unit bonuses, and the grant of stock options and stock appreciation rights ("SARs"), to officers and employees of Option Care and its subsidiaries and other persons who provide services to us on a regular basis. The stockholders and our Board of Directors have reserved 5,625,000 shares for the granting of options under the Incentive Plan, of which approximately 1.1 million were still available to be granted as of December 31, 2003. All options under the Incentive Plan must be exercised within ten years after the grant date. The majority of options granted under the Incentive Plan vest 25% per year on each of the first four anniversaries of the grant date. As of December 31, 2003, no cash, stock, stock unit bonuses or SARs have been granted pursuant to the Incentive Plan.

        The following schedule details the changes in options granted under the Incentive Plan for the three years ending December 31, 2003 (shares in thousands):

	2003		2002		2001
Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	2,795	$8.73	2,679	$7.21	1,643	$2.93
Options granted	914	$9.24	1,032	$12.07	1,451	$11.08
Exercised	(246)	$3.61	(390)	$2.93	(254)	$1.68
Terminated	(467)	$10.05	(526)	$11.85	(161)	$7.16

Outstanding at end of year	2,996	$9.09	2,795	$8.73	2,679	$7.21

Options exercisable at year-end	1,215	$7.53	1,021	$2.70	810	$2.52

        The following table summarizes information about the Incentive Plan and options outstanding at December 31, 2003 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable At 12/31/03	Weighted-Avg. Exercise Price
$ 0.60 to $0.60	236	4.6 years	$0.60	236	$0.60
$ 1.80 to $3.40	49	3.1 years	$2.83	49	$2.83
$ 4.40 to $6.00	517	6.6 years	$5.23	334	$5.16
$ 7.85 to $10.31	1,122	8.9 years	$9.12	191	$9.50
$12.48 to $13.72	1,072	8.0 years	$13.08	406	$13.13

$0.60 to $13.72	2,996	7.8 years	$9.09	1,216	$7.53

13.    Employee Benefit Programs

  (a)   401(k) Plan

        We have a defined contribution plan under which the Company may make matching contributions based on employee elective deferrals. The match, if any, is determined at the discretion of the Board of Directors, and is set annually prior to the start of each plan year. The plan is intended to qualify as a deferred profit sharing plan under Section 401(k) of the Internal Revenue Code of 1986. Contributions are invested at the direction of the employee into one or more funds. All full-time, part-time, per visit and per diem employees who have attained the age of 21 with ninety days' continuous service are eligible for participation in the plan. Employees who are eligible to participate in our Deferred Compensation Plan have their maximum contribution to the 401(k) Plan capped at 3%. The amount of expense recognized in 2003, 2002 and 2001 related to this plan totaled $1.0 million, $900,000 and $600,000, respectively. In each of these years, Option Care elected to match 100% of the first 3% contributed by each employee, and has determined to do so again in 2004.

  (b)   Employee Stock Purchase Plan

        Our 2001 Employee Stock Purchase Plan, (ESPP) permits eligible employees the opportunity to acquire shares of our common stock at a discount from fair market value. The ESPP was structured to qualify under Section 423 of the Internal Revenue Code. Through payroll deductions, employees may withhold up to 15% of eligible wages, subject to a maximum annual withholding of $21,250. There are two distinct offering periods. Eligible employees may enroll as of either January 1 or July 1 of each plan year, but not in both. The two offering periods both end on December 31. Employees can elect to stop withholding at any time, but may not restart withholding until the beginning of the next plan year. Accumulated withholdings will not be refunded under any circumstances except in the case of termination of employment prior to the end of the offering period, at which time accumulated withholdings will be refunded to the former employee in full. Employees who enroll July 1 may not change their withholding percentage during their offering period. Employees who enroll as of January 1 may elect to increase or decrease their withholding percentage as of July 1.

        Under the ESPP, shares are purchased once per year, and are issued by February 1 of the following year. The purchase price is at a 15% discount off the lower of the fair market value at the beginning or the end of the offering periods, as listed on the Nasdaq National Market. The maximum number of shares to be purchased per employee is equal to $25,000 in fair market value of our common stock, calculated as of the beginning of the offering period. For the 2003 plan year, approximately 123,000 shares were issued to 394 employees in January 2004. For the 2002 plan year, 128,750 shares were issued to 459 employees in February 2003. The total number of shares of common stock reserved for issuance under the plan is 1,250,000. Including the issuance in January 2004, a cumulative total of 995,000 shares have been issued thus far, leaving 255,000 shares available for future issuance.

        Because our ESPP qualifies under Section 423 of the Internal Revenue Code, no compensation expense is recorded for the 15% discount in purchase price compared to fair market value.

  (c)   Deferred compensation plan

        We maintain a Deferred Compensation Plan (DCP) for employees who meet the following criteria: classified as Area Vice President or higher, and met the IRS definition of highly compensated (annual salary of $90,000 or more). The DCP allows such employees to contribute up to 25% of base salary and 100% of bonuses into the plan. Enrollment is annual. Participating employees can stop their contribution to the plan at any time during the plan year, but cannot re-start contributing or change their percentage contribution until the next plan year. Option Care maintains a Rabbi Trust, funded with company owned life insurance, as one method to ensure distribution of participant account balances should a change in control or termination of the DCP occur. Each employee's return on contributed dollars is based on their selection from a menu of mutual funds. Should an employee retire or meet the retirement criteria, they may have their account balance distributed in annuity installments.

Upon separation of employment, Option Care will distribute the participant's DCP account, less all applicable federal and state income taxes.

        Employee contributions to the DCP were approximately $100,000, $200,000 and $200,000 in 2003, 2002 and 2001, respectively. The deferred compensation liability balance as of December 31, 2003 was $354,000. The cash surrender value of our company-owned life insurance held in a Rabbi Trust is approximately $324,000 as of December 31, 2003. The performance of the company-owned life insurance has approximately equaled the performance of the phantom investments in the DCP in 2003 as in prior years. Therefore, minimal compensation expense was recorded in 2003 related to the DCP. The fund allocation of our actual investment in the company-owned life insurance is designed to closely mirror the fund allocation of the participants' phantom investments.

14.    Commitments and Contingencies

        We have entered into agreements with one of our vendors that require us to purchase minimum amounts of various specialty pharmaceuticals during 2004 in return for favorable pricing on those products. The minimum purchase requirements are expressed in units. The approximate dollar value of our minimum purchase obligations in 2004 is $7.6 million.

        As of December 31, 2003, we have a contingent liability estimated at $1.2 million related to our purchase of Infusion Specialties, Inc. We acquired a 60% interest in this business on April 1, 2002 and purchased the remaining 40% interest one year later, on April 1, 2003. A portion of the purchase price was held back pending the resolution of certain contingencies related to the collection of accounts receivable, which impacts the calculation of the purchase price. Any increase or decrease in the contingent liability will be recorded as an adjustment to goodwill. Final reconciliation and payment of the contingent liability is at the discretion of the sellers. We anticipate that the contingencies will be resolved in 2004.

        We are subject to claims and legal actions that may arise in the ordinary course of business. However, we maintain insurance to protect against such claims or legal actions. We are not aware of any litigation either pending or filed that we believe are likely to have a material adverse effect on our results of operation or financial condition.

        We were named as a defendant in a lawsuit filed on December 31, 2002 in the District Court, Bexar County, State of Texas under the caption Candace Booker, et. al. vs. Option Care, Inc. et. al, No. 2002 CI 18401. Plaintiffs allege that we negligently prepared a prescription resulting in a fatal injury. Plaintiffs seek unspecified compensatory damages. The lawsuit is currently in the discovery stage. We deny, and intend to vigorously defend against, the allegations contained in the complaint. We believe that to the extent a monetary award is rendered against us, that monetary award will fall within the limits of our general and professional liability insurance coverage for that claim. Our insurance deductible applicable to this claim is $25,000.

        We maintain insurance for general and professional liability claims in the amount of $1 million per claim and $3 million in aggregate, plus $5 million in umbrella coverage. Accordingly, the maximum coverage for a first claim is $6 million and the maximum aggregate coverage for all claims is $8 million. We also require each franchisee to maintain general and professional liability insurance covering both the franchise and us, at coverage levels that are believed to be sufficient. These insurance policies provide coverage on a claims-made or occurrence basis and have certain exclusions from coverage.

There can be no assurance that insurance coverage will be adequate to cover liability claims that may be asserted against us or that adequate insurance will be available in the future at acceptable cost, if at all. To the extent that liability insurance is not adequate to cover liability claims against us, we will be responsible for the excess. In addition, our current professional liability insurance policy contains a $500,000 deductible per claim. Any claims made against us during the term of this policy could have a material adverse effect on our results of operations or financial condition.

        We lease office space and other equipment under leases that are classified as operating leases. Operating lease expense was $6.8 million, $6.8 million and $4.4 million for the years 2003, 2002 and 2001, respectively. The future minimum lease payments for our facility and other operating leases with initial or non-cancelable lease terms in excess of one year are as follows (in thousands):

Year ending December 31,	Facility Leases	Other Leases	Total
2004	$4,600	$356	$4,956
2005	4,162	272	4,434
2006	3,785	74	3,859
2007	3,290	5	3,295
2008	2,411	—	2,411
2009 and beyond	4,415	—	4,415

	$22,663	$707	$23,370

15.    Supplemental Cash Flow Information

(in thousands)	2003	2002	2001
Interest paid	$371	$186	$1,461

Interest capitalized related to software development costs	70	—	—

Income taxes paid	6,533	6,313	4,539

16.    Subsequent Events

        On January 13, 2004, we acquired the assets of a respiratory therapy and durable medical equipment (RT/DME) business owned and operated by JCMG Ancillary Services, L.L.C. in Jefferson City, Missouri. The purchase price was $565,000. We are combining the operations of this business with that of our existing RT/DME business in Columbia, Missouri.

        On January 22, 2004, we acquired the assets of the Option Care franchise located in Upper Darby, Pennsylvania from I.V. Associates II, Inc. The purchase price was $725,000, of which $525,000 was paid in cash at closing while the remaining $200,000 will become payable six months later, subject to a contingency regarding the collection of accounts receivable. The geographic territory of this franchise was adjacent to that of our company-owned pharmacy in the Philadelphia suburb or Horsham, Pennsylvania. We have therefore consolidated the operations of the acquired business into our Horsham pharmacy business.

17.    Quarterly Financial Information (Unaudited)

        The following table presents certain quarterly statement of income data for the years ended December 31, 2003 and 2002. The quarterly statement of income data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. (In thousands, except per share amounts):

	2003				2002
	Q4(1)	Q3(2)	Q2	Q1(3)	Q4(4)	Q3	Q2	Q1
Revenue	$95,706	$82,390	$84,782	$92,562	$91,391	$80,873	$75,525	$72,707
Gross profit	28,441	24,710	27,655	27,280	28,011	25,370	23,573	22,663
Income (loss) before income taxes	6,618	(5,143)	6,374	6,596	4,880	6,446	6,176	5,701
Net income (loss)	3,970	(3,029)	3,811	3,966	2,950	3,916	3,751	3,462
Basic income (loss) per share	0.19	(0.14)	0.18	0.19	0.14	0.19	0.18	0.17
Diluted income (loss) per share	$0.19	$(0.14)	$0.18	$0.19	$0.14	$0.19	$0.18	$0.16

(1)
The Q4 2003 revenue and gross profit reflect one-time franchise termination fee revenue of $849. Income before income taxes reflects the net effect of the one-time franchise termination fee revenue, less $321 in restructuring charges and $66 in additional costs related to the planned disposal of two pharmacy locations.

(2)
The Q3 2003 loss before income taxes reflects charges totaling $7,800, consisting of a bad debt charge of $6,800 and a restructuring charge of $1,000.

(3)
The Q1 2003 income before income taxes reflects a $217 charge reversal related to the planned disposal of our pharmacy located in Grand Junction, Colorado.

(4)
The Q4 2002 income before income taxes reflects a charge of $1,700 related to the planned disposal of two pharmacy locations.

        Our results of operations are partially affected by seasonal factors. One of the specialty pharmaceuticals that we distribute, Synagis®, is a preventive drug used to protect high-risk pediatric patients against respiratory synctial virus (RSV). Treatments typical consist of monthly Synagis® injections during the RSV season, which lasts from approximately October through April. Our quarterly revenue from sales of Synagis® in 2003 and 2002 was as follows (amounts in thousands):

	2003				2002
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Synagis® revenue	$8,867	$435	$3,958	$11,998	$8,205	$362	$2,601	$7,013
Percent of total revenue	9.3%	0.5%	4.7%	13.0%	9.0%	0.4%	3.4%	9.6%

Option Care, Inc. and Subsidiaries
Schedule II Valuation and Qualifying Accounts
Years Ended December 31, 2003, 2002 and 2001
(in thousands)

Allowance for Doubtful Accounts:

Year Ended	Balance Beginning of Period	Charged To Expense	(A) Deductions	Balance End of Period
December 31, 2003	$7,019	$14,274	$(12,791)	$8,502
December 31, 2002	5,580	7,769	(6,330)	7,019
December 31, 2001	$5,092	$3,989	$(3,501)	$5,580

Allowance for Uncollectible Notes Receivable—Current and Long Term:

Year Ended	Balance Beginning of Period	Charged To Expense	(A) Deductions	Balance End of Period
December 31, 2003	$37	$—	$(37)	$—
December 31, 2002	67	(22)	(8)	37
December 31, 2001	$305	$(140)	$(98)	$67

(A)
Represents accounts written off in current year, less collections on prior years' write-offs.

Option Care, Inc. and Subsidiaries

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in or disagreements with accountants during fiscal year 2003.

Item 9A.    CONTROLS AND PROCEDURES

        We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2003. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms.

        In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated by reference to our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be filed with the Commission by April 29, 2004.

        We have adopted a Code of Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. A copy of this Code of Ethics can be obtained free of charge by written request to Joseph P. Bonaccorsi, Senior Vice President, Secretary and General Counsel, Option Care, Inc., 485 Half Day Road, Suite 300, Buffalo Grove, Illinois 60089 or by telephoning us at (847) 465-2100. In the event the code of ethics is revised, or any waiver is granted under the code of ethics with respect to any director, executive officer or senior financial officer, notice of such revision or waiver will be reported in accordance with Section 406(b) of the Sarbanes-Oxley Act of 2002.

Item 11.    EXECUTIVE COMPENSATION

        Incorporated by reference to our definitive Proxy Statement to be filed with the Commission by April 29, 2004.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference to our definitive Proxy Statement to be filed with the Commission by April 29, 2004.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to our definitive Proxy Statement to be filed with the Commission by April 29, 2004.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference to our definitive Proxy Statements to be filed with the Commission by April 29, 2004.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

  (a)
  (1)    The Consolidated Financial Statements of Option Care and its subsidiaries and independent auditors' reports thereon are included on pages 39 through 61 of this Annual Report on Form 10-K:

    (2)
    Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts	78

        All other Schedules are omitted because they are not applicable or the required information is presented in the Consolidated Financial Statements or related notes.

    (3)
    Exhibits required by Item 601 of Regulation S-K. See Exhibit Index.

  (b)
  Reports on Form 8-K

        On October 14, 2003, we filed a current report on Form 8-K regarding a press release we issued October 8, 2003 announcing that we would not meet consensus earnings estimates for the quarter ended September 30, 2003 or the year ended December 31, 2003. The press release further announced that we restructured our operations in the quarter ended September 30, 2003.

        On November 7, 2003, we filed a current report on Form 8-K regarding a press release we issued November 4, 2003 announcing our earnings for the quarter ended September 30, 2003.

        On November 10, 2003, we filed a current report on Form 8-K regarding the transcript of our conference call with investors to announce and discuss our results of operations for the quarter ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTION CARE, INC.
By:	/s/ RAJAT RAI Rajat Rai Chief Executive Officer and Director Date: March 15, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RAJAT RAI Rajat Rai	Chief Executive Officer and Director	March 15, 2004
/s/ PAUL MASTRAPA Paul Mastrapa	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 15, 2004
/s/ KENNETH S. ABRAMOWITZ Kenneth S. Abramowitz	Director	March 15, 2004
/s/ LEO HENIKOFF Leo Henikoff	Director	March 15, 2004
/s/ JAMES M. HUSSEY James M. Hussey	Director	March 15, 2004
/s/ JOHN N. KAPOOR John N. Kapoor	Chairman of the Board	March 15, 2004
/s/ JEROME F. SHELDON Jerome F. Sheldon	Director	March 15, 2004

EXHIBIT INDEX

Exhibit Number
3.1	Certificate of Incorporation of the Registrant, together with Certificate of Amendment thereto filed February 18, 1992. Filed as Exhibit 3(a) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant filed March 25, 1992. Filed as Exhibit 3(c) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
3.3	Certificate of Amendment to Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on June 18, 2002. Filed as Exhibit 3.3 to Option Care's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 and incorporated by reference herein.
3.4	Restated By-laws of the Registrant dated June 1, 1994. Filed as Exhibit 10.5 to Option Care's Annual Report on Form 10-K for the year ending December 31, 1994 and incorporated by reference herein.
10.1	Intentionally omitted.
10.2	Intentionally omitted.
10.3	Intentionally omitted.
10.4	Intentionally omitted.
10.5	Option Care, Inc. 401(k) Profit Sharing Plan. Filed as Exhibit 10(b) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
10.6	Amendment to the 1992 401(k) Profit Sharing Plan of the Registrant dated January 1, 1996. Filed as Exhibit 10.3(a) to Option Care's Annual Report on Form 10-K for the year ending December 31, 1997 and incorporated by reference herein.
10.7	Intentionally omitted.
10.8	Form of Franchise Agreement. Filed as Exhibit 10.5 to Option Care's Annual Report on Form 10-K for the year ending December 31, 1996 and incorporated by reference herein.
10.9	Intentionally omitted.
10.10	Consulting Agreement between the Registrant and EJ Financial Enterprises, Inc. Filed as Exhibit 10(o) to Option Care's Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
10.11	Intentionally omitted.
10.12	Intentionally omitted.
10.13	Intentionally omitted.
10.14	Executive Severance Agreement between Cathy Bellehumeur and Option Care, Inc., dated November 12, 1997. Filed as Exhibit 10.18 to Option Care's Annual Report for the year ending December 31, 1997 and incorporated by reference herein.*
10.15	Intentionally omitted.
10.16	Intentionally omitted.
10.17	Intentionally omitted.
10.18	Intentionally omitted.
10.19	Intentionally omitted.
10.20	Intentionally omitted.
10.21	Intentionally omitted.
10.22	Amendment No. 1 to the Consulting Agreement By and Between EJ Financial Enterprises, Inc. and Option Care, Inc., dated October 1, 1999. Filed as Exhibit 10.30 to Option Care's Annual Report for the year ended December 31, 1999 and incorporated by reference herein.
10.23	Intentionally omitted.

10.24	2001 Employee Stock Purchase Plan. Filed as Exhibit A to the registrants definitive proxy statement for the 2000 Annual Shareholders Meeting and incorporated by reference herein.*
10.25	Intentionally omitted.
10.26	Participation Agreement between Health Options, Inc. and Option Care, Inc. effective as of June 1, 1997. 2001. Filed as Exhibit 10.26 to Option Care's Amendment No. 1 to its Annual Report on Form 10-K filed September 10, 2001 and incorporated by reference herein.
10.27	Prescription Drug Agreement among Blue Cross and Blue Shield of Florida, Inc., Health Options, Inc. and Option Care, Inc. dated March 8, 2000. Filed as Exhibit 10.27 to Option Care's Amendment No. 1 to its Annual Report on Form 10-K filed September 10, 2001 and incorporated by reference herein.
10.28	Amendment to Participation Agreement between Health Options, Inc. and Option Care, Inc. dated as of April 1, 2001.**
10.29	Deferred Compensation Plan for certain Executives, effective as of January 1, 2001.**
10.30	Intentionally omitted.
10.31	Intentionally omitted.
10.32	Injectible Drugs Agreement, effective as of September 5, 2001 between Health Options, Inc. and Option Med, Inc. Filed on October 10, 2001 as Exhibit 10.1 to Form 8-K/A and incorporated herein by reference.
10.33	Credit and Security Agreement, dated March 29, 2002, by and among Option Care, Inc. and the domestic subsidiaries of Option Care party thereto, as Borrowers, the Lending Institutions party thereto, as Lenders, J.P. Morgan Business Credit Corp., as Advisor, and JPMorgan Chase Bank, as Administrative and Collateral Agent and Arranger, and LaSalle Bank National Association, as Co-Agent. Filed as Exhibit 10.21 to Option Care's Current Report on Form 8-K filed May 15, 2002 and incorporated by reference herein.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certification of Chief Executive Officer and of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Exchange Act.

*
Management contracts and compensatory plans and arrangements.

**
Portions of this Exhibit are subject to a Confidential Treatment Request pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, filed with the SEC on September 10, 2001 and amended October 10, 2001.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. BUSINESS
RISK FACTORS
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
  Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II Valuation and Qualifying Accounts
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX