Form 10-Q
period 2004-03-31
OPTION CARE INC/DE
filed 2004-05-10
CIK 884064

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Issued and Outstanding as of May 5, 2004

Common Stock - .01 par value	21,293,317

INDEX

OPTION CARE, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Note 1)

Assets
Current assets:
Cash and cash equivalents	$6,649	$3,961
Accounts receivable, net	65,721	62,190
Inventory	8,248	11,522
Deferred income tax benefit	3,976	4,442
Other current assets	4,218	5,279

Total current assets	88,812	87,394
Equipment and other fixed assets, net	12,176	12,145
Goodwill, net	65,661	64,970
Other assets	1,874	2,025

Total assets	$168,523	$166,534

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$18,523	$19,940
Current portion of long-term debt	112	424
Other current liabilities	9,054	10,253

Total current liabilities	27,689	30,617
Long-term debt, less current portion	29	82
Long-term deferred income tax liability	5,983	5,677
Other liabilities	702	711
Minority interest	468	427

Total liabilities	34,871	37,514

Stockholders’ equity:
Common stock, $.01 par value per share, 60,000 shares authorized, 21,232 and 20,942 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	212	209
Common stock to be issued, 27 and 144 shares at March 31, 2004 and December 31, 2003, respectively	276	834
Additional paid-in capital	106,019	104,173
Retained earnings	28,250	23,965
Less treasury stock, at cost, common shares 101 and 15, respectively	(1,105)	(161)

Total stockholders’ equity	133,652	129,020

Total liabilities and stockholders’ equity	$168,523	$166,534

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2004	2003

Revenue:
Specialty pharmacy services	$64,932	$57,034
Infusion and related healthcare services	34,946	33,073
Other	3,271	2,455
Total revenue	103,149	92,562
Cost of revenue:
Cost of goods sold	63,808	54,824
Cost of services provided	10,644	10,458
Total cost of revenue	74,452	65,282

Gross profit	28,697	27,280

Selling, general and administrative expenses	19,249	18,030
Provision for doubtful accounts	1,559	1,878
Depreciation and amortization	681	668

Total operating expenses	21,489	20,576

Operating income	7,208	6,704
Interest income (expense)	1	(99)
Other expense, net	(67)	(9)

Income before income taxes	7,142	6,596
Income tax provision	2,857	2,630

Net income	$4,285	$3,966

Net income per common share:
Basic	$0.20	$0.19

Diluted	$0.20	$0.19

Shares used in computing net income per share:
Basic	21,091	20,807
Diluted	21,556	21,156

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income	$4,285	$3,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,204	1,069
Provision for doubtful accounts	1,559	1,878
Deferred income taxes	806	750
Income tax benefit from exercise of stock options	456	52
Changes in assets and liabilities:
Accounts receivable	(4,709)	(4,784)
Inventory	3,342	581
Accounts payable	(1,417)	335
Income taxes receivable/payable	1,331	1,089
Change in other assets and liabilities	(1,631)	(266)

Net cash provided by operating activities	5,226	4,670

Cash flows from investing activities:
Purchases of equipment and other, net	(975)	(1,390)
Payments for acquisitions, net of cash acquired	(1,090)	(3,058)
Proceeds from disposals	—	84

Net cash used in investing activities	(2,065)	(4,364)

Cash flows from financing activities:
Net borrowing on credit agreements	—	43
Payments on capital leases and other debt	(364)	(80)
Proceeds from issuance of stock	835	317
Payments for purchase of treasury stock	(944)	—

Net cash provided by (used in) financing activities	(473)	280

Net increase in cash and cash equivalents	2,688	586
Cash and cash equivalents, beginning of period	3,961	488
Cash and cash equivalents, end of period	$6,649	$1,074

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2004

(Unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Option Care’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.   Long-Term Debt

We entered into a three-year, $60 million revolving Credit and Security Agreement on March 29, 2002 with J.P. Morgan Business Credit Corporation, J.P. Morgan Chase Bank and LaSalle Bank, N.A. (the “Lenders”).  Availability under the Credit and Security Agreement is related to various percentages of our outstanding accounts receivable and inventory balances, less certain capped and ineligible amounts, as defined in the agreement.  Overall borrowings under the agreement will be limited to the lesser of the remaining availability and the total allowable collateral borrowing base.  The facility is secured by substantially all company assets.  In addition to customary events of default, the facility provides that a change in control would give rise to an event of default. The facility requires us to meet certain financial covenants.  We paid a facility fee of approximately $400,000 upon signing the agreement.  The agreement provides for a commitment fee, calculated and paid quarterly on a sliding scale from 0.45% to 0.25%, based on the average daily unused portion of the facility.  For a fee, we may secure up to $5 million in letters of credit.  Depending on our level of borrowing under the agreement, we may select interest rates ranging from the Eurodollar Rate plus 2% to 2.75%, or the bank’s reference rate plus 0% to 0.75%.  The agreement is scheduled to expire on March 29, 2005.

As of March 31, 2004 and December 31, 2003, we had no balance outstanding under this facility.   At March 31, 2004, we had borrowing availability of $38.4 million based on the accounts receivable and inventory balances as of that date, while at December 31, 2003 we had additional borrowing capacity of $37.7 million.

On October 23, 2003, the Lenders and Option Care signed an amendment to the Credit and Security Agreement to address the $6.8 million special provision for doubtful accounts recorded in the quarter ended September 30, 2003 related to our Texas accounts receivable.  The amendment allows us to exclude the $6.8 million charge when calculating our fixed charge coverage ratio in the current and subsequent quarters.  This change in calculation method allowed us to remain in compliance with our financial covenants for the quarters ended September 30 and December 31, 2003.  For the quarter ended March 31, 2004, we were in compliance with our financial covenants before consideration of the amendment.

3.    Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Basic:
Net income	$4,285	$3,966

Average shares outstanding	21,091	20,807

Basic earnings per share	$0.20	$0.19

Diluted:
Net income	$4,285	$3,966

Average shares outstanding	21,091	20,807
Net effect of dilutive stock options – Based on the treasury stock method	465	349

Total diluted shares	21,556	21,156

Diluted earnings per share	$0.20	$0.19

4.   Operating Segments

Option Care has one identifiable business segment, with three service lines: specialty pharmacy services; infusion and related healthcare services; and other.  Specialty pharmacy services involve the distribution of injectible and infused pharmaceuticals to treat a wide range of chronic health conditions.  The pharmaceuticals can be directly distributed to the patient’s home or to their physician’s office for in-office administration.  These pharmaceuticals may require refrigeration during shipping as well as special handling to prevent potency degradation.  Patients receiving treatment usually require special counseling and education regarding their condition and treatment program.  Infusion and related healthcare services primarily involves the intravenous administration of medications at the patient’s home or other non-hospital sites such at one of our infusion suites.  Infusion pharmacy services treat a wide range of acute and chronic health conditions, including infections, dehydration, cancer, pain and nutritional deficiencies.  All of our company-owned pharmacies provide infusion pharmacy services.  Some of these pharmacies also provide related healthcare services, such as home health nursing, home hospice services, respiratory therapy services and durable medical equipment.  Other revenue consists of royalties and other fees generated from our franchised pharmacy network and the software licensing and support revenue generated by our subsidiary, Management by Information, Inc. (“MBI”).

The following table presents revenues from external customers for each service line, broken down by major product category, for the periods indicated (in thousands):

	Three months ended March 31,
	2004	2003

Specialty pharmacy services	$64,932	$57,034
Infusion and related healthcare services:
Infusion therapy	29,642	27,233
Related healthcare services	5,304	5,840
Total infusion and related healthcare services revenue	34,946	33,073
Other revenue:
Franchise-related	2,899	2,144
Software licensing and support	372	311
Total other revenue	3,271	2,455

Total revenue	$103,149	$92,562

5.   Significant Customers and Concentration of Credit Risk

The following table sets forth information regarding revenue and accounts receivable related to our most significant payors as of the dates and for the periods presented:

	Revenue		Accounts Receivable
	Three months ended March 31,		March 31, 2004	December 31, 2003
	2004	2003

Blue Cross and Blue Shield of Florida	15%	17%	7%	9%

Medicare	7%	7%	9%	10%
Medicaid	13%	11%	9%	10%
Total – government payors	20%	18%	18%	20%

All other payors (1)	65%	65%	75%	71%

Total	100%	100%	100%	100%

(1) No other payor represents 10% or more of revenue or accounts receivable as of the dates and for the periods presented.

We generate the majority of our revenue from managed care contracts and other agreements with commercial third party payors from our provision of health care services to their members.  Our principal managed care contract is with Blue Cross and Blue Shield of Florida, to whose members we provide infusion pharmacy services and specialty pharmacy services.  For the three months ended March 31, 2004 and 2003, respectively, 15% and 17% of our revenue was related to this contract.  As of March 31, 2004 and December 31, 2003, 7% and 9% of our accounts receivable, respectively, was due from Blue Cross and Blue Shield of Florida.  The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term.

Option Care also generates revenue from government healthcare programs such as Medicare and Medicaid.  For the three months ended March 31, 2004 and 2003, respectively, 20% and 18% of our revenue came from government healthcare programs. Of our total accounts receivable as of March 31, 2004 and December 31, 2003, approximately 18% and 20%, respectively, was due from government healthcare programs.

6.   Seasonal Revenue Trends

Synagis®, one of the specialty pharmaceuticals that we provide to patients, is seasonal.  Synagis® is a drug used for the prevention of respiratory synctial virus (RSV) in high-risk pediatric patients. RSV infection is a seasonal condition, with the season generally lasting from October through April.

 Option Care’s quarterly Synagis® revenue for 2003 and the first quarter of 2004 was as follows (amounts in thousands):

	Synagis® revenue	% of Specialty Pharmacy Revenue	% of Total Revenue
Quarter ended March 31, 2003	$11,998	21.0%	13.0%
Quarter ended June 30, 2003	3,958	8.2%	4.7%
Quarter ended September 30, 2003	435	0.9%	0.5%
Quarter ended December 31, 2003	8,867	15.5%	9.3%
Fiscal year 2003	$25,258	12.1%	7.1%

Quarter ended March 30, 2004	$14,251	21.9%	13.8%

7.   Acquisitions

During the quarter ended March 31, 2004, we completed two small acquisitions through asset purchase agreements.  We consolidated the results of the newly acquired businesses as of the dates they were acquired.

On January 13, 2004, we acquired certain assets and the respiratory therapy and durable medical equipment (RT/DME) business of JCMG Ancillary Services, a provider located in Jefferson City, Missouri.  This acquisition increased our RT/DME market share in central Missouri.  Management of the operations of this business was immediately consolidated with that of our existing pharmacy, hospice and RT/DME business located in Columbia, Missouri.  The total purchase price was $565,000, paid in cash.

On January 22, 2004, we acquired certain assets and the infusion pharmacy business of our franchise in Upper Darby, Pennsylvania.  This acquisition consolidates our presence in the Philadelphia area, as the territory served by this franchise was adjacent to the territory of one of our company-owned pharmacies.  We consolidated the operations of this business with our existing Philadelphia area pharmacy immediately upon consummating the agreement.  The total purchase price was $725,000, of which $525,000 was paid in cash at closing and $200,000 will be payable in future periods, subject to certain contingencies regarding collection of purchased accounts receivable.

The following table presents our allocation of the total purchase price for these acquisitions (in thousands):

Accounts receivable, net	$368
Inventory	68
Equipment and other fixed assets	85
Goodwill	691
Other intangible assets	78
Total purchase price	1,290
Less deferred purchase price liability	(200)
Total cash paid in the quarter ended March 31, 2004	$1,090

8.   Stock-based Compensation

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

Had compensation cost for Option Care’s stock-based compensation plan been determined based on FASB Statement No. 123, Option Care’s net income and income per common share for the three months ended March 31, 2004 and 2003 on a pro-forma basis would have been (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Net income:
As reported	$4,285	$3,966
Deduct: Total stock-based employee compensation expense determined under the fair value based method for the following awards, net of related tax effects:
Stock option grants	(332)	(573)
Employee stock purchase plan withholdings	(35)	(53)

Pro forma	$3,918	$3,340

Net income per common share-basic:
As reported	$0.20	$0.19
Pro forma	$0.19	$0.16

Net income per common share-diluted:
As reported	$0.20	$0.19
Pro forma	$0.18	$0.16

9.   Comprehensive Income

Net income was our only component of comprehensive income for the quarters ended March 31, 2004 and 2003.

Item 2.                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures and the effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us, or on our behalf. These risks and uncertainties include, but are not limited to, uncertainties affecting our businesses and our franchisees relating to acquisitions and divestitures (including continuing obligations with respect to completed transactions), sales and renewals of franchises, government and regulatory policies (including federal, state and local efforts to reform the delivery of and payment for healthcare services), general economic conditions (including economic conditions affecting the healthcare industry in particular), the pricing and availability of equipment and services, technological developments and changes in the competitive environment in which we operate.

OVERVIEW

We provide pharmacy services to patients on behalf of managed care organizations and other third party payors.  We contract with payors to provide specialty pharmacy services, infusion pharmacy and other related healthcare services to patients at home or at other alternate-site settings, such as physicians’ offices or infusion suites at our pharmacy locations.  Our services are provided through our national network of company-owned and franchise-owned pharmacies.

We have three service lines: specialty pharmacy services, infusion and related healthcare services, and other. Specialty pharmacy services involve the distribution of injectible and infused pharmaceuticals to treat a wide range of chronic health conditions.  The pharmaceuticals can be directly distributed to the patient’s home or to their physician’s office for in-office administration.  These pharmaceuticals may require refrigeration during shipping as well as special handling to prevent potency degradation.  Patients receiving treatment usually require special counseling and education regarding their condition and treatment program.  Infusion and related services primarily involves the intravenous administration of medications at the patient’s home or other non-hospital site such as one of our infusion suites.  Infusion pharmacy services treat a wide range of acute and chronic health conditions, including infections, dehydration, cancer, pain and nutritional deficiencies.  All of our company-owned pharmacies provide infusion therapies.  Some of these pharmacies also provide related healthcare services, such as home health nursing, home hospice services, respiratory therapy services and durable medical equipment.  Other revenue consists of royalties and other fees generated from our franchised pharmacy network and the software licensing and support revenue generated by our subsidiary, MBI.

Summarized information about revenues and gross profit for each service line is provided in the following table (amounts in thousands):

	Three months ended March 31, 2004				Three months ended March 31, 2003
	Revenue	% of total	Gross Profit	Gross profit%	Revenue	% of total	Gross Profit	Gross profit%

Specialty pharmacy services	$64,932	62.9%	$10,526	16.2%	$57,034	61.6%	$11,034	19.3%
Infusion and related healthcare services	34,946	33.9%	15,029	43.0%	33,073	35.7%	13,879	42.0%
Other	3,271	3.2%	3,142	96.1%	2,455	2.7%	2,367	96.4%

Total revenue	$103,149	100.0%	$28,697	27.8%	$92,562	100.0%	$27,280	29.5%

The majority of our revenue is generated from managed care contracts and other agreements with commercial third party payors.  Our principal managed care contract is with Blue Cross Blue Shield of Florida for the provision of specialty pharmacy services and infusion pharmacy services to their members. For the three months ended March 31, 2004 and 2003, respectively, approximately

15% and 17% of our revenue was generated from this contract.  As of March 31, 2004 and December 31, 2003, respectively, 7% and 9% of our accounts receivable was due from Blue Cross Blue Shield of Florida. The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term.

We also generate revenue from government healthcare programs such as Medicare and Medicaid.  For the three months ended March 31, 2004 and 2003, approximately 20% and 18% of our revenue, respectively, was generated from government healthcare programs.  As of March 31, 2004 and December 31, 2003, respectively, 18% and 20% of our total accounts receivable was due from these government healthcare programs.

Many of the pharmaceuticals we provide are reimbursed at some percentage of the Average Wholesale Price (AWP) for those pharmaceuticals.  AWP for most pharmaceuticals is compiled and published by private companies, including First DataBank, Inc.  In recent years, we have seen reductions to AWP for certain of the pharmaceuticals that we provide to patients in the aftermath of government investigations and other legal and regulatory actions.  Any modifications to the AWP system or reductions in AWP for the products we provide to patients could narrow our gross profit margins.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 changed the way in which covered outpatient drugs are reimbursed by the Medicare program.  Starting in January 2004, payment for most drugs covered by Medicare will decrease to 85% of the AWP for those drugs, determined as of April 1, 2003.  Beginning in 2005, reimbursement for non-self administered drugs furnished to patients in conjunction with other Medicare covered services will be set at either 106% of the average sales price (ASP) or through a competitive acquisition program to be phased in beginning in 2006.  For infusion drugs administered in connection with covered durable medical equipment, the payment rate generally will continue to be 95% of the AWP as of October 1, 2003, until such drugs are subject to the implementation of a competitive acquisition program.  While the majority of our revenue is reimbursed by managed care organizations and other non-government payors, these changes to the way in which Medicare pays for outpatient drugs and biologicals may have some impact on us or our franchisees.  In addition, as the Center for Medicare and Medicaid Services (CMS) implements the ASP reimbursement model, managed care organizations may push for adoption of ASP as the basis of pharmaceutical reimbursement as well.  If managed care organizations do adopt the ASP model, our future financial condition and results of operations could be materially affected based on our ability to renegotiate pricing using the ASP methodology.

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

Accounts receivable and allowances for doubtful accounts

Our accounts receivable are reported net of contractual adjustments and allowances for doubtful accounts. The majority of our accounts receivable are due from private insurance carriers and government healthcare programs such as Medicare or Medicaid. Third party reimbursement is a complicated process, with each payor having its own claim requirements. The ultimate collection of our accounts receivable is dependent upon complete and accurate patient intake, timely submission of clean claims to payors, and timely and effective follow-up on outstanding claims. Our collection process involves multiple steps. The first step is to bill each claim correctly, with proper coding, after having received all prerequisite authorizations from the patient’s physician and insurance company, as applicable. For claims submitted electronically, we receive electronic acceptance of the claim from the insurance company or governmental agency responsible for paying the claim. This helps to assure collection of the account. For mailed insurance claims or those for which electronic confirmation of acceptance is unavailable, the billing staff member responsible for that claim will contact the payor if payment is not received promptly. The billing staff member will inquire as to the status of the claim, and will re-bill the claim or provide additional information as requested by the payor. Upon rebilling, the billing staff member will contact the payor to confirm receipt of the re-billed claim, and will follow up periodically until payment is received.

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

Software developed for internal use only

We have developed and are developing various software products designed only for use by us in the operation of our business. Such software development projects are accounted for in accordance with Statement of Position 98-1 (SOP 98-1)—Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA). We account for software development costs for internal-use software according to the following criteria:

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

We amortize capitalized costs of computer software developed or obtained for internal use on a straight-line basis over the estimated useful life of the software. We will recognize impairment on the capitalized computer software developed for internal use, if one of the following conditions is present:

(a)  The internal use software is not expected to provide substantive service potential,

(b)  A significant change occurs in the extent or manner in which the software is used or is expected to be used,

(c)  A significant change is made or will be made to the software program, and

(d)  Costs of developing or modifying internal-use computer software significantly exceed the amount originally expected to develop or modify the software.

RESULTS OF OPERATIONS

The following table shows the results of our operations for the three months ended March 31, 2004 and 2003, expressed in amounts and percentages of revenue (amounts in thousands):

	Three Months Ended March 31, 2004		Three months Ended March 31, 2003
	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Specialty pharmacy services	$64,932	62.9%	$57,034	61.6%
Infusion and related healthcare services	34,946	33.9%	33,073	35.7%
Other	3,271	3.2%	2,455	2.7%
Total revenue	103,149	100.0%	92,562	100.0%

Cost of revenue:
Cost of goods sold	63,808	61.9%	54,824	59.2%
Cost of services provided	10,644	10.3%	10,458	11.3%
Total cost of revenue	74,452	72.2%	65,282	70.5%

Gross profit	28,697	27.8%	27,280	29.5%

Selling, general and administrative expenses	19,249	18.7%	18,030	19.5%
Provision for doubtful accounts	1,559	1.5%	1,878	2.0%
Depreciation and amortization	681	0.6%	668	0.8%

Total operating expenses	21,489	20.8%	20,576	22.3%

Operating income	7,208	7.0%	6,704	7.2%
Interest expense	1	—%	(99)	(0.1)%
Other income (expense), net	(67)	(0.1)%	(9)	—%

Income before income taxes	7,142	6.9%	6,596	7.1%
Income tax provision	2,857	2.7%	2,630	2.8%

Net income	$4,285	4.2%	$3,966	4.3%

Three Months Ended March 31, 2004 and 2003

We achieved record revenue of $103.1 million and net income of $4.3 million during the quarter ended March 31, 2004.  These figures represent increases of 11.4% and 8.0% over our revenue and net income from the corresponding prior year quarter.  Net income per diluted share was $0.20 for the quarter ended March 31, 2004 compared to $0.19 in the prior year quarter.  The revenue increase was attributable to strong organic growth in infusion pharmacy and specialty pharmacy services, with the largest increases from seasonal sales of Synagis® as well as from Xolair®, a specialty drug recently approved for the treatment of moderate to severe allergic asthma.  Our renewed and refocused sales efforts in recent months contributed to our overall revenue growth.

Our days sales outstanding (DSO) dropped to 57 days as of March 31, 2004 compared to 61 days at December 31, 2003 due to continued improvements in cash collections and billing practices.  We ended the quarter with $6.6 million in cash reserves compared to $4.0 million at December 31, 2003.  As of March 31, 2004, we had no outstanding balance on our credit facility and virtually no debt.

As sales of Synagis® decline cyclically in the quarter ending June 30, 2004, we intend to focus on maintaining our growth rate for both home infusion and specialty pharmacy services.  We plan to continue to drive improvements in our operations, focusing on purchasing leverage, controlling our operating expenses and continuing to improve our accounts receivable management.   We will also continue to evaluate potential strategic acquisition opportunities designed to enhance our future growth in revenue and net income.

Revenue:

We report our operating results in one segment, consisting of three service lines: specialty pharmacy services; infusion and related healthcare services; and other.  Revenue for the quarter ended March 31, 2004 was $103.1 million, which represents an increase of $10.6 million, or 11.4%, over the prior year quarter.  This revenue increase is primarily due to our $7.9 million increase in specialty pharmacy services revenue and $1.9 million increase in infusion and related healthcare services revenue during the period due to increased sales efforts for existing products and sales generated from a new specialty pharmaceutical.

Specialty pharmacy services revenue:

For the quarter ended March 31, 2004, our specialty pharmacy services revenue was $64.9 million, which represents an increase of $7.9 million, or 13.8%, over the prior year quarter.  On a same store basis, factoring out disposal and acquisition activities, the specialty pharmacy services revenue growth rate was 15.3%. The overall $7.9 million increase was primarily attributable to higher sales of Synagis® and human growth hormone, as well as increased sales of Xolair®, a recently-approved drug for the treatment of moderate to severe allergic asthma that is not adequately controlled by the use of inhaled corticosteroids.  In addition, our revenue from our Florida specialty pharmacies also increased compared to the prior year.  Our Synagis® revenue reached $14.3 million in the quarter ended March 31, 2004, representing an increase of $2.3 million over the corresponding prior year quarter.  Synagis® is a drug used to prevent respiratory synctial virus (RSV) in premature and other high-risk infants.  RSV is a seasonal condition with the season generally lasting from October through April.  Accordingly, our Synagis® revenue is at its peak in the quarter ending March 31 of each year. Revenue from sales of human growth hormone increased by $1.6 million in the quarter ended March 31, 2004 versus the prior year quarter.  We distribute human growth hormone nationally from our specialty care pharmacy in Ann Arbor, Michigan.  Increased sales efforts focusing on the efficiency and clinical data reporting capabilities of this pharmacy were the main drivers of this increase.  We began to sell Xolair® during the quarter ended September 30, 2003, and have seen steady increases in revenue since then.

Infusion and related healthcare services revenue:

For the quarter ended March 31, 2004, infusion and related healthcare services revenue was $34.9 million, an increase of $1.9 million, or 5.7%, over the corresponding prior year quarter.  Infusion pharmacy services increased $2.4 million, or 9.0%, while related healthcare services, such as RT/DME and home health nursing, declined by $500,000, or 9.2%.  The increase in infusion pharmacy services is due to refocused sales efforts put in place as part of the operational restructuring that we completed late in 2003.  Within our mix of infusion therapies, the largest revenue increase was from anti-infective therapies, which represented approximately 38% of our infusion pharmacy services revenue for the quarter ended March 31, 2004.  On a same store basis, factoring out disposal and acquisition activities, infusion pharmacy services increased by 10.6% in the current year over the corresponding prior year quarter.  The $500,000 decrease in other related healthcare services was primarily due to our decision to scale back our provision of home health nursing services, particularly in markets exhibiting low profitability for these services, and focus instead on growing our core businesses of specialty pharmacy services and infusion pharmacy services.

Other revenue:

Other revenue consists of two primary elements: (1) revenue generated from our franchise network, consisting of royalties, franchise fees and vendor rebates earned through our franchises’ purchases under our contracts, and; (2) software licensing and support services provided by our wholly-owned subsidiary, MBI. Other revenue was equal to $3.3 million for the quarter ended March 31, 2004 compared to $2.5 million in the corresponding prior year quarter.  Of this $800,000 increase, $700,000 related to revenue from franchise operations and $100,000 was from software licensing and support revenue.  Of the increase in franchise-related revenue, $400,000 was from the amortization of a non-compete agreement, expiring in May 2004, with the buyers of a former franchise.  The remaining $300,000 was from an increase in royalties and other related fees.  Software licensing and support fees increased by $100,000 as a result of sales of MBI’s new iEmphsys software.

Cost of revenue:

Cost of revenue consists of the cost of goods sold and the cost of service provided.  For the quarter ended March 31, 2004, due to the $10.6 million increases in revenue, our cost of revenue increased by $9.2 million, or 14.0%, over the corresponding quarter of the prior year.

Cost of goods sold for the quarter ended March 31, 2004 was $63.8 million, or 61.9% of revenue.  In the prior year quarter, cost of goods sold equaled $54.8 million, or 59.2% of revenue.  The $9.0 million increase, year over year, was the result of our $10.6 million increase in revenue during this period.  The increase in cost of goods sold as a percentage of revenue was due to the fact that specialty pharmacy services revenue increased at a faster pace than infusion and related healthcare services revenue.  Specialty pharmacy services revenue has a much higher cost of goods component than infusion and related healthcare services.

Cost of service consists of salaries and related costs for employees directly involved in patient care, including pharmacists, nurses, therapists and delivery drivers.  Cost of service also includes the cost of shipping or delivering products and services to the patient.

Cost of service for the quarter ended March 31, 2004 was $10.6 million, or 10.3% of revenue, compared to $10.5 million, or 11.3% of revenue, for the quarter ended March 31, 2003.  The decline in cost of service as a percentage of revenue was anticipated due to an increase in specialty pharmacy revenue, which has a very small service component, along with the decline in home health nursing services, which has a much higher service component.

Gross profit margin.  The following table sets forth the gross profit margin for each of our three service lines: specialty pharmacy services; infusion and related healthcare services; and other:

	Three months ended March 31,
	2004	2003

Gross profit margin:
Specialty pharmacy services	16.2%	19.3%
Infusion and related healthcare services	43.0%	42.0%
Other	96.1%	96.4%
Overall gross profit margin	27.8%	29.5%

Our gross profit margin for the quarter ended March 31, 2004 was 27.8% compared to 29.5% for the quarter ended March 31, 2003. This decline in overall margin was primarily due to a shift in service mix toward specialty pharmacy services, which produce a lower gross profit margin than our other services.  The specialty pharmacy services gross profit margin declined from 19.3% to 16.2%.  This decline was primarily related to a shift in mix of products and therapies.  Most of the specialty pharmacy revenue increase was from Synagis®, human growth hormone and Xolair® that are distributed nationally through our specialty care pharmacy in Ann Arbor, Michigan.  These products generate lower profit margins than many of the other specialty pharmaceuticals that we provide to patients.  In addition, we saw increases in specialty pharmacy revenue at our Florida pharmacies, which focus on executing our managed care strategy, producing high sales volume at lower margins under agreements with select managed care partners.  Within the infusion and related healthcare service line, our gross profit margin increased from 42.0% to 43.0% due to changes in therapy mix and our efforts to contain costs through strict purchasing and inventory-handling policies.  Other revenue, which consists of franchise-related revenues and software sales and support, has minimal direct costs and therefore produces a gross profit margin near 100%.

Selling, general and administrative expenses:

For the quarter ended March 31, 2004, selling, general and administrative expenses were $19.2 million, an increase of $1.2 million, or 6.8%, over the corresponding prior year quarter.  The expense categories that produced the largest dollar increase were the following: building rent, wages and related costs, recruiting expenses and business insurance costs. Building rent increased by $400,000 primarily due to the relocation of several of our pharmacies during the past twelve months in order to accommodate growth.  Wages and related costs increased by $300,000, or 2.4%, in the quarter ended March 31, 2004 over the prior year quarter. Recruiting expenses increased by $300,000 as we continued to strengthen our human capital by recruiting the strongest possible candidates to manage our operations.  Business insurance costs increased by $200,000 due to the premium increases we experienced at our last annual renewal in June 2003.

Provision for doubtful accounts:

Our provision for doubtful accounts for the quarter ended March 31, 2004 was $1.6 million, or 1.5% of revenue, compared to $1.9 million, or 2.0% of revenue, for the corresponding prior year quarter.  The reduction in expense in the current year was due to two main factors: (1) a shift in our mix of business toward products with lower reimbursement risk, and (2) operational improvements that have reduced our bad debt provision requirements at our Texas pharmacies and elsewhere.  Due to the manner of billing and reimbursement for many of the specialty drugs we sell, our risk of non-collection of the related accounts receivable is small.  As our mix of business has shifted toward specialty pharmacy services, our provision for doubtful accounts has decreased accordingly.   In addition to this factor, we have improved and standardized our billing and collection practices throughout our network of company-owned pharmacies, particularly our Texas pharmacies, which has reduced our anticipated incidence of bad debt write-offs.  In the prior year quarter we had recorded much higher provisions in these pharmacies than in the current year quarter.

Depreciation and amortization:

For the quarter ended March 31, 2004, depreciation and amortization was $700,000, which was approximately equal to our depreciation and amortization for the corresponding prior year quarter.  The depreciation expense of $500,000 contained within this line item only relates to non-revenue producing assets, such as furniture and fixtures and leasehold improvements.  Depreciation for revenue-producing equipment such as rental medical equipment and delivery vehicles is included in cost of revenue.  Amortization expense of $200,000 relates to intangible assets with finite lives that were obtained through business acquisitions and to the amortization of financing costs related to our credit facility.

Operating income:

Option Care recognized operating income of $7.2 million for the quarter ended March 31, 2004 compared to $6.7 million for the quarter ended March 31, 2003.  This increase in operating income resulted from the increase in revenue in the current year.  As a percentage of revenue, operating income equaled 7.0% for the quarter ended March 31, 2004 compared to 7.2% in the prior year quarter.  The small drop in operating income as a percentage of revenue is related to our increases in specialty pharmacy revenue, which produce a smaller operating margin than our infusion pharmacy and related healthcare services.

Interest Income/(Expense):

During the quarter ended March 31, 2004 we had a net positive cash balance and limited borrowing under our credit facility.  Therefore we incurred minimal interest expense during the period which was more than offset by interest income earned from our cash on hand.  During the quarter ended March 31, 2003, we incurred approximately $100,000 in interest expense, which was related to borrowings on our credit facility to finance acquisitions completed in 2002.

Income taxes:

For the quarter ended March 31, 2004, our provision for income taxes was $2.9 million compared to $2.6 million in the prior year quarter.  As a percentage of pre-tax income, our provision for income taxes equaled 40.0% in the quarter ended March 31, 2004, virtually unchanged from the 39.9% provision taken in the corresponding prior year quarter.

Net income:

Our net income was $4.3 million for the quarter ended March 31, 2004 compared to $4.0 million in the prior year quarter.  Our revenue growth during the period was the primary reason for the increase in net income.

Diluted shares & earnings per share:

For the three months ended March 31, 2004, total diluted shares equaled 21.6 million compared to 21.2 million during the corresponding prior year quarter.  The increase was due to issuance of new shares due to stock option exercises and purchases under the employee stock purchase plan, partially offset by our purchase of treasury stock in early January 2004.  Earnings per diluted share equaled $0.20 for the quarter ended March 31, 2004 versus $0.19 in the prior year period, an increase of 5.3%.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2004, we financed our operations and acquisition activities through operating cash flows, the use of cash reserves and periodic borrowings under our credit facility.  We continue to generate positive operating cash flows, which strengthened our net cash position during the quarter.

Operating Cash Flows:

Operations provided $5.2 million of positive cash flow during the three months ended March 31, 2004 compared to $4.7 million provided by operations during the three months ended March 31, 2003.  The primary causes of our positive operating cash flow for the quarter ended March 31, 2004 were our net income during the period, our improvement in collection of accounts receivable, and our low income taxes paid during the quarter.  Due to strong cash collections during the quarter ended March 31, 2004, our DSO decreased from 61 to 57 days, helping to offset the increase in accounts receivable that resulted from our revenue growth during the quarter.  Income tax payments in the quarter ended March 31, 2004 were minimal, at approximately $300,000, while our tax provision on quarterly earnings was $2.9 million.  We carried a substantial tax overpayment into 2004 due to our net loss in the quarter ended September 30, 2003.  Therefore, in the quarter ended March 31, 2004, we paid no federal income tax installment.

Investing Cash Flows.  During the three months ended March 31, 2004, we used cash of $2.1 million in investing activities compared to $4.4 million used during the corresponding prior year quarter.  Of the current year expenditure of $2.1 million, $1.1 million was related to our acquisition of two small businesses in January 2004, one an Option Care franchised pharmacy near Philadelphia and the other an RT/DME provider in central Missouri.  The remaining $1.0 million was used to acquire equipment and other fixed assets.  Of this total, approximately $700,000 was spent on infusion pumps and other revenue-generating medical equipment, $200,000 was spent on infrastructure items such as furniture, fixtures and computer equipment, and $100,000 was spent on ongoing software development projects.

Financing Cash Flows:

We used $500,000 in cash for financing activities during the quarter ended March 31, 2004, compared to $300,000 provided by financing activities in the prior year period.  In the current year quarter, we generated $800,000 from the issuance of stock to employees exercising stock options and from employee payroll withholdings for our 2004 employee stock purchase plan.  This generation of cash from issuance of stock was offset by $900,000 used to acquire treasury stock.  In addition, we used $400,000 for scheduled payments on capital leases and other fixed-rate debt.  There was no net activity under our credit facility, as we began and ended the quarter with no outstanding balance.

Credit Facility:

Option Care signed a $60 million senior secured credit facility with JP Morgan Commercial Finance Corp on March 29, 2002.  Borrowing availability under this facility is related to percentages of our outstanding accounts receivable and inventory balances, less certain ineligible amounts, as defined in the facility agreement.  The agreement requires us to comply with various financial covenants. The JP Morgan credit facility expires on March 29, 2005.  As stated above, we had no outstanding balance under this facility as of March 31, 2004 or December 31, 2003.  We had borrowing availability of approximately $38.4 million as of March 31, 2004 and $37.7 million as of December 31, 2003 based on our accounts receivable and inventory balances on those dates.

On October 23, 2003, Option Care and JP Morgan Commercial Finance Corp signed an amendment to the Credit and Security Agreement to address the $6.8 million special provision for doubtful accounts recorded in the quarter ended September 30, 2003 related to our Texas accounts receivable.  The amendment allows Option Care to exclude the $6.8 million charge when calculating our fixed charge coverage ratio in the current and subsequent quarters.  This change in calculation method allowed Option Care to remain in compliance with our financial covenants for the quarters ended September 30, 2003 and December 31, 2003.  We were in compliance with our financial covenants for the quarter ended March 31, 2004 exclusive of this amendment.

Accounts Receivable:

The following table sets forth information regarding our accounts receivable as of the dates indicated (dollar amounts in thousands):

	March 31, 2004	December 31, 2003

Accounts receivable	$74,092	$70,692
Less allowance for doubtful accounts	(8,371)	(8,502)

Accounts receivable, net of allowance for doubtful accounts	$65,721	$62,190

Days sales outstanding (DSO)(1)	57	61

(1)          DSO is calculated using the exhaustion method based on accounts receivable net of allowance for doubtful accounts, and considers only our specialty pharmacy service line and infusion and related healthcare services line.

Our accounts receivable, net of bad debt reserves, was $65.7 million as of March 31, 2004 compared to $62.2 million as of December 31, 2003.  This increase in accounts receivable was related to our increase in sequential quarterly revenue, which grew from $95.7 million in the quarter ended December 31, 2003 to $103.1 million in the quarter ended March 31, 2004.

The following table sets forth the percentage breakdown of our trade accounts receivable by aging category and by major payor as of the dates indicated:

	March 31, 2004	December 31, 2003
By Aging Category (2):
Aged 0-90 days	71.5%	72.4%
Aged 91-180 days	14.5%	12.5%
Aged 181-365 days	8.1%	10.7%
Aged over 365 days	5.9%	4.4%

Total	100.0%	100.0%

By Major Payor:
Medicare and Medicaid	18%	20%
Blue Cross and Blue Shield of Florida	7%	9%
All other payors	75%	71%

Total	100%	100%

(2)          Accounts receivable by aging category considers only accounts of our specialty pharmacy service line and infusion and related healthcare service line.

Our days sales outstanding (DSO) declined to 57 days as of March 31, 2004 compared to 61 days as of December 31, 2003.  Continued billing and collections performance improvements were responsible for the improvement, as well as our continuing growth of specialty pharmacy services revenue, which has a shorter collection cycle than infusion pharmacy and our other related healthcare services.

As of March 31, 2004, we had cash and cash equivalents of approximately $6.6 million, an increase of $2.7 million over the balance at December 31, 2003.  Strong operating cash flows allowed us to increase our cash reserves even though we used $1.1 million in cash for acquisitions and another $900,000 to buy treasury stock during the period.  We believe that cash flow from operations and amounts available under our revolving credit facility will be sufficient to meet our operating cash needs for the immediate future, including any interest due on our credit facility or other debts.  In the event that additional capital is required, management cannot assure that such capital can be obtained from other sources on terms acceptable to us, if at all.

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

Goodwill and Other Intangible Assets

As of March 31, 2004, we had net goodwill and other intangible assets totaling $66.7 million, consisting of $65.7 million of goodwill and $1.0 million of other intangible assets such as non-compete agreements and managed care contracts.  As of December 31, 2003, net goodwill and other intangible assets equaled $66.1 million, consisting of $65.0 million of goodwill and $1.1 million of other intangible assets.  During the quarter ended March 31, 2004, goodwill increased $700,000 as a result of acquisitions completed in January 2004.  Other intangible assets increased $100,000 as a result of these acquisitions, offset by amortization of $200,000 during the quarter.

As required by Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we do not amortize goodwill, but test our goodwill for impairment annually each October 1st, or whenever we identify events or conditions that could potentially result in impairment of our goodwill.  During the quarter ended March 31, 2004, no impairment of goodwill was identified.

Regulatory and Other Developments

Health Insurance Portability and Accountability Act of 1996 (HIPAA).  To improve the efficiency and effectiveness of the health care system, the Health Insurance Portability and Accountability Act (HIPAA) of 1996, Public Law 104-191, included “Administrative Simplification” provisions that required the Department of Health and Human Services (HHS) to adopt national standards for electronic health care transactions. At the same time, Congress recognized that advances in electronic technology could erode the privacy of health information. Consequently, Congress incorporated provisions into HIPAA that mandated the adoption of Federal privacy protections for individually identifiable health information.

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

In addition to regulating privacy of individual health information, HIPAA includes several anti-fraud and abuse laws, extends criminal penalties to private health care benefit programs and, in addition to Medicare and Medicaid, to other federal health care programs, and expands the Office of Inspector General’s authority to exclude persons and entities from participating in the Medicare and Medicaid programs.

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

While the majority of our revenue is reimbursed by managed care organizations and other non-government payors, these changes to the way in which Medicare pays for outpatient drugs and biologicals may have some impact on us or our franchisees. In addition, as CMS implements the ASP model of reimbursement, it may affect our current AWP based reimbursement structure with our managed care customers. If managed care organizations adopt an ASP-based reimbursement model, our future financial position and results of operations could be materially affected by our ability to renegotiate pricing based on the new methodology.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. We utilize a mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2004. As of March 31, 2004, our fixed-rate debt was $100,000 and we had no variable rate debt. Since we had no variable rate debt as of March 31, 2004, a one-percent increase in interest rates would have no impact on our annual interest expense.

ITEM 4.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2004. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We maintain insurance for general and professional liability claims in the amount of $1 million per claim and $3 million in aggregate, plus $5 million in umbrella coverage. Accordingly, the maximum coverage for a first claim is $6 million and the maximum aggregate coverage for all claims is $8 million. We also require each franchisee to maintain general and professional liability insurance covering both the franchise and us, at coverage levels that we believe to be sufficient. These insurance policies provide coverage on a claims-made or occurrence basis and have certain exclusions from coverage. There can be no assurance that insurance coverage will be adequate to cover claims that may be asserted against us or that adequate insurance will be available in the future at acceptable cost, if at all. To the extent that liability insurance is not adequate to cover liability claims against us, we will be responsible for the excess. Our current professional liability insurance policy contains a $500,000 deductible per claim. Any claims made against us during the term of this policy could have a material adverse effect on our results of operations or financial condition.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

None.

ITEM 5.  Other Information

None.

ITEM 6(a).  Exhibits

See Exhibit Index.

ITEM 6(b).  Reports on Form 8-K

On February 20, 2004, we filed a current report on Form 8-K regarding a press release we issued on February 17, 2004 to announce our earnings for the quarter and year ended December 31, 2003.

On February 24, 2004, we filed a current report on Form 8-K containing the transcript of our conference call with investors on February 17, 2004 to announce and discuss our results of operations for the quarter and year ended December 31, 2003.

On April 19, 2004, we filed a current report on Form 8-K regarding a press release we issued on April 15, 2004 to announce our anticipated operating results for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTION CARE, INC.
Date: May 10, 2004	By:	/s/ Paul Mastrapa
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

10.11	Intentionally omitted.

10.12	Intentionally omitted.

10.13	Intentionally omitted.

10.14	Intentionally omitted.

10.15	Intentionally omitted.

10.16	Intentionally omitted.

10.17	Intentionally omitted.

10.18	Intentionally omitted.

10.19	Intentionally omitted.

10.20	Intentionally omitted.

10.21	Intentionally omitted.

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

10.34

Employment Agreement between Richard M. Smith and Option Care, Inc., dated May 7, 2003.  Filed as Exhibit 10.34 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein. *

10.35

Employment Offer Letter between Option Care, Inc. and Paul Mastrapa, dated January 18, 2002.  Filed as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein. *

10.36

Employment Offer Letter between Option Care, Inc. and Joseph P. Bonaccorsi, dated December 31, 2001.  Filed as Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein. *

10.37

Fourth Amendment to Credit and Security Agreement, dated October 23, 2003, by and among Option Care, Inc. and the domestic subsidiaries party thereto, as Borrowers, the Lending Institutions party thereto, as Lenders, J.P. Morgan Business Credit Corp., as Advisor, and JPMorgan Chase Bank, as Administrative and Collateral Agent and Arranger, and LaSalle Bank National Association, as Co-Agent.  Filed as Exhibit 10.37 to our Quarterly Report on Form 10-Q for

the quarter ended September 30, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications of Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and Exchange Act Rule 13a-14(b).

*                 Management contracts and compensatory plans and arrangements.

**          Portions of this Exhibit are subject to a Confidential Treatment Request pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended, filed with the SEC on September 10, 2001 and amended October 10, 2001.