Form 10-Q
period 2004-06-30
OPTION CARE INC/DE
filed 2004-08-09
CIK 884064

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2004

Commission file number 00-19878

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Issued and Outstanding as of August 5, 2004

Common Stock - $0.01 par value	21,387,359

INDEX

OPTION CARE, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$12,787	$3,961
Accounts receivable, net	60,761	62,190
Inventory	9,095	11,522
Deferred income tax benefit	3,711	4,442
Other current assets	5,616	5,279

Total current assets	91,970	87,394
Equipment and other fixed assets, net	12,680	12,145
Goodwill, net	65,651	64,970
Other assets	1,647	2,025

Total assets	$171,948	$166,534

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$16,256	$19,940
Current portion of long-term debt	41	424
Other current liabilities	7,958	10,253

Total current liabilities	24,255	30,617
Long-term debt, less current portion	77	82
Long-term deferred income tax liability	6,331	5,677
Other liabilities	602	711
Minority interest	498	427

Total liabilities	31,763	37,514

Stockholders’ equity:
Common stock, $.01 par value per share, 60,000 shares authorized, 21,321 and 20,942 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	213	209
Common stock to be issued, 91 and 144 shares at June 30, 2004 and December 31, 2003, respectively	779	834
Additional paid-in capital	106,670	104,173
Retained earnings	32,523	23,965
Less treasury stock, at cost, common shares — 15 at December 31, 2003	—	(161)

Total stockholders’ equity	140,185	129,020

Total liabilities and stockholders’ equity	$171,948	$166,534

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue:
Specialty pharmacy services	$58,407	$48,172	$123,339	$105,206
Infusion and related healthcare services	37,450	34,126	72,396	67,199
Other	2,794	2,484	6,065	4,939
Total revenue	98,651	84,782	201,800	177,344
Cost of revenue:
Cost of goods sold	58,997	47,001	122,805	101,825
Cost of services provided	10,616	10,126	21,260	20,584
Total cost of revenue	69,613	57,127	144,065	122,409

Gross profit	29,038	27,655	57,735	54,935

Selling, general and administrative expenses	19,200	18,177	38,449	36,208
Provision for doubtful accounts	1,462	2,330	3,021	4,208
Depreciation and amortization	569	684	1,250	1,352

Total operating expenses	21,231	21,191	42,720	41,768

Operating income	7,807	6,464	15,015	13,167
Interest income (expense), net	34	(6)	35	(106)
Other expense, net	(12)	(84)	(79)	(91)

Income before income taxes	7,829	6,374	14,971	12,970
Income tax provision	3,128	2,563	5,985	5,194

Net income	$4,701	$3,811	$8,986	$7,776

Net income per common share:
Basic	$0.22	$0.18	$0.42	$0.37

Diluted	$0.22	$0.18	$0.42	$0.37

Shares used in computing net income per share:
Basic	21,282	20,799	21,188	20,788
Diluted	21,742	21,222	21,644	21,175

Cash dividends per share	$0.02	$—	$0.02	$—

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(in thousands, except per share amounts)

	Common Stock		Common	Additional			Stock-
	Shares	Amount	Stock to be Issued	Paid-In Capital	Retained Earnings	Treasury Stock	holders’ Equity

Balance at December 31, 2003	20,927	$209	$834	$104,173	$23,965	$(161)	$129,020
Net income	—	—	—	—	8,986	—	8,986
Shares issued and issuable under stock plans (1)	480	5	(55)	2,451	—	2	2,403
Income tax benefit from stock option exercises	—	—	—	1,148	—	—	1,148
Purchase of treasury stock	(86)		—	—	—	(944)	(944)
Retirement of treasury stock		(1)	—	(1,102)	—	1,103	—
Cash dividends paid ($0.02 per share)	—	—	—	—	(428)	—	(428)

Balance at June 30, 2004	21,321	$213	$779	$106,670	$32,523	$—	$140,185

(1) Amended and Restated Stock Incentive Plan and Employee Stock Purchase Plan.

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net income	$8,986	$7,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,494	2,263
Provision for doubtful accounts	3,021	4,208
Deferred income taxes	1,473	1,346
Income tax benefit from exercise of stock options	1,148	336
Changes in assets and liabilities:
Accounts receivable	(1,205)	4,521
Inventory	2,495	2,287
Accounts payable	(3,685)	(4,281)
Income taxes receivable/payable	715	(1,437)
Change in other assets and liabilities	(3,582)	(4,270)

Net cash provided by operating activities	11,860	12,749

Cash flows from investing activities:
Purchases of equipment and other, net	(2,588)	(2,639)
Payments for acquisitions, net of cash acquired	(1,090)	(11,836)
Proceeds from disposals	—	229

Net cash used in investing activities	(3,678)	(14,246)

Cash flows from financing activities:
Net borrowing on credit agreements	—	858
Payments on capital leases and other debt	(387)	(297)
Proceeds from issuance of stock	2,403	776
Payment of cash dividends	(428)	—
Payments for purchase of treasury stock	(944)	—

Net cash provided by financing activities	644	1,337

Net increase in cash and cash equivalents	8,826	(160)
Cash and cash equivalents, beginning of period	3,961	488
Cash and cash equivalents, end of period	$12,787	$328

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2004

(Unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

2.   Long-Term Debt

We are party to a $20 million revolving Credit and Security Agreement with J.P. Morgan Business Credit Corporation, J.P. Morgan Chase Bank and LaSalle Bank, N.A. (the “Lenders”).  Originally, on March 29, 2002, we entered into a three-year, $60 million revolving Credit and Security Agreement with the Lenders.  On June 15, 2004, we agreed with the Lenders on an amendment (the “Amendment”) to reduce the overall facility to $20 million throughout the remaining term of the agreement, which is scheduled to expire on March 29, 2005.

Availability under the Credit and Security Agreement is related to various percentages of our outstanding accounts receivable and inventory balances, less certain capped and ineligible amounts, as defined in the agreement.  Overall borrowings will be limited to the lesser of the remaining availability and the total collateral borrowing base.  The facility is secured by substantially all of our assets.  In addition to customary events of default, the agreement provides that a change in control would give rise to an event of default. The agreement requires us to maintain quarterly compliance with certain financial covenants.  We paid a facility fee of approximately $400,000 upon signing the agreement.  The agreement provided for a commitment fee, calculated and paid quarterly based on our average daily unused portion of the facility.  Per the Amendment signed June 15, 2004, the commitment fee rate is 0.375%, effective June 1, 2004.  Previously, the commitment fee was calculated on a sliding scale ranging from 0.45% to 0.25% based on the average unused portion of the facility. The original Credit and Security Agreement allowed us, for a fee, to secure up to $5 million in letters of credit.  The Amendment reduced the letter of credit sub-limit to $2.5 million.  Our interest rate under the agreement varies depending on our level of borrowing.  We may select Eurodollar loans or borrow at rates indexed to the prime rate.  Our interest rate on borrowings may range from lows of prime plus 0.25% or the Eurodollar rate plus 2.25% to highs of prime plus 0.75% or the Eurodollar rate plus 2.75%.

The original Credit and Security Agreement contained a prohibition against our payment of cash dividends.  The Amendment dated June 15, 2004 removed this prohibition, and now allows us to pay up to $2.5 million in annual cash dividends to our shareholders.  This change was made in response to the approval by our Board of Directors, at their meeting on May 4, 2004, to institute a new quarterly dividend policy and pay an initial dividend of $0.02 per share.  This dividend was paid on June 15, 2004 to shareholders of record as of June 1, 2004.

As of both June 30, 2004 and December 31, 2003, we had no balance outstanding under the credit facility and had one letter of credit in place for $1.0 million.  At June 30, 2004, based on our minimum ongoing availability requirements we had borrowing availability of $17.0 million.  As of December 31, 2003, we had additional borrowing capacity of $37.7 million against the $60 million facility then in place, based on our accounts receivable and inventory balances on that date.

On October 23, 2003, the Lenders agreed to amend the Credit and Security Agreement to address the $6.8 million special provision for doubtful accounts recorded in the quarter ended September 30, 2003 related to our Texas accounts receivable.  The amendment allowed us to exclude the $6.8 million charge when calculating our fixed charge coverage ratio for the quarter ended September 30, 2003 and the next three quarters.  This change in calculation method allowed us to remain in compliance with our financial covenants for the quarters ended September 30 and December 31, 2003.  For the quarters ended March 31 and June 30, 2004, we were in compliance with our financial covenants before consideration of this amendment.

3.    Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)

Basic:
Net income	$4,701	$3,811	$8,986	$7,776

Average shares outstanding	21,282	20,799	21,188	20,788

Basic earnings per share	$0.22	$0.18	$0.42	$0.37

Diluted:
Net income	$4,701	$3,811	$8,986	$7,776

Average shares outstanding	21,282	20,799	21,188	20,788
Net effect of dilutive stock options – Based on the treasury stock method	460	423	456	387

Total diluted shares	21,742	21,222	21,644	21,175

Diluted earnings per share	$0.22	$0.18	$0.42	$0.37

4.   Operating Segments

We have one identifiable business segment, with three service lines: specialty pharmacy services; infusion and related healthcare services; and other.

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

Infusion and related healthcare services primarily involves the intravenous administration of medications at the patient’s home or other non-hospital sites such as one of our infusion suites.  Infusion pharmacy services treat a wide range of acute and chronic health conditions, including infections, dehydration, cancer, pain and nutritional deficiencies.  All of our company-owned pharmacies provide infusion pharmacy services.  Some of these pharmacies also provide related healthcare services, such as home health nursing, home hospice services, respiratory therapy services and durable medical equipment.

Other revenue consists of royalties and other fees generated from our franchised pharmacy network and the software licensing and support revenue generated by our subsidiary, Management by Information, Inc. (“MBI”).

5.   Significant Customers and Concentration of Credit Risk

The following table presents information regarding revenue and accounts receivable attributable to our most significant payors as of the dates and for the periods presented:

	NET REVENUE				ACCOUNTS RECEIVABLE
	Three months ended June 30,		Six month ended June 30,		June 30,	December 31,
	2004	2003	2004	2003	2004	2003

Blue Cross and Blue Shield of Florida	16%	17%	15%	17%	9%	9%

Medicare	7%	9%	7%	8%	10%	10%
Medicaid	13%	10%	13%	11%	7%	10%
Total – government payors	20%	19%	20%	19%	17%	20%

All other payors (1)	64%	64%	65%	64%	74%	71%

Total	100%	100%	100%	100%	100%	100%

(1) No other payor represents 10% or more of revenue or accounts receivable as of the dates and for the periods presented.

We generate the majority of our revenue from managed care contracts and other agreements with commercial third party payors from our provision of health care services to their members.  Our principal managed care contract is with Blue Cross and Blue Shield of Florida, to whose members we provide infusion pharmacy services and specialty pharmacy services.  For the three and six months ended June 30, 2004, respectively, 16% and 15% of our revenue was related to this contract.  In the prior year, for the three and six months ended June 30, 2003, 17% of our revenue was related to this contract. As of June 30, 2004 and December 31, 2003, 9% of our accounts receivable was due from Blue Cross and Blue Shield of Florida.  The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term.

We also generate revenue from government healthcare programs such as Medicare and Medicaid.  For the three and six months ended June 30, 2004, 20% of our revenue came from government healthcare programs.  In the prior year, for the three and six months ended June 30, 2003, 19% of our revenue came from government healthcare programs. Of our accounts receivable, 17% and 20% was attributable to government healthcare programs as of June 30, 2004 and December 31, 2003, respectively.

6.              Seasonal Revenue Trends

Synagis®, one of the specialty pharmaceuticals that we provide to patients, is seasonal.  Synagis® is a drug used for the prevention of respiratory synctial virus (RSV) in high-risk pediatric patients. RSV infection is a seasonal condition, with the season generally lasting from October through April.

Option Care’s quarterly Synagis® revenue for 2003 and for the first two quarters of 2004 was as follows (amounts in thousands):

	Synagis® revenue	% of Specialty Pharmacy Revenue	% of Total Revenue
Quarter ended March 31, 2003	$11,998	21.0%	13.0%
Quarter ended June 30, 2003	3,958	8.2%	4.7%
Quarter ended September 30, 2003	435	0.9%	0.5%
Quarter ended December 31, 2003	8,867	15.5%	9.3%
Fiscal year 2003	$25,258	12.1%	7.1%

Quarter ended March 31, 2004	$14,251	21.9%	13.8%
Quarter ended June 30, 2004	$3,955	6.8%	4.0%

7.              Acquisitions

We completed no acquisitions during the quarter ended June 30, 2004.  Subsequently, in July 2004 we completed two small acquisitions.  While we anticipate that these acquisitions will be accretive to earnings, they are not expected to have a material affect on our revenue or net income.

During the quarter ended March 31, 2004, we completed two small acquisitions in existing markets that we serve.  These acquisitions are not expected to have a material affect on our revenue or net income.

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

Had compensation cost for Option Care’s stock-based compensation plan been determined based on FASB Statement No. 123, Option Care’s net income and income per common share for the three and six months ended June 30, 2004 and 2003 on a pro-forma basis would have been (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income:
As reported	$4,701	$3,811	$8,986	$7,776
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	6	—	6
Deduct: Total stock-based employee compensation expense determined under the fair value based method for the following awards, net of related tax effects:
Stock option grants	(367)	(580)	(699)	(1,153)
Employee stock purchase plan withholdings	(33)	(64)	(68)	(118)

Pro forma	$4,301	$3,173	$8,219	$6,511

Net income per common share—basic:
As reported	$0.22	$0.18	$0.42	$0.37
Pro forma	$0.20	$0.15	$0.39	$0.31

Net income per common share—diluted:
As reported	$0.22	$0.18	$0.42	$0.37
Pro forma	$0.20	$0.15	$0.38	$0.31

9.              Quarterly Dividend Policy

At their meeting on May 11, 2004, our Board of Directors initiated a quarterly cash dividend policy and announced an initial quarterly dividend of $0.02 per share.

Each quarter, the Board will decide whether to declare a dividend.  At their meeting on May 11, 2004, the Board announced an initial quarterly dividend of $0.02 per share, which was paid on June 15, 2004 to shareholders of record as of June 1, 2004.  The total amount paid to stockholders was $428,000.  Subsequently, at their next quarterly meeting on July 29, 2004, our Board of Directors once again declared a cash dividend of $0.02 per share, which will be paid on August 31, 2004 to shareholders of record as of August 16, 2004.

Our Credit and Security Agreement with J.P. Morgan Business Credit Corporation contained a prohibition against our payment of cash dividends throughout the term of the agreement.  However, on June 15, 2004, the parties signed an amendment allowing us to pay up to $2.5 million per year in cash dividends throughout the remaining term of the agreement.

10.       Comprehensive Income

Net income was our only component of comprehensive income for the three and six month periods ended June 30, 2004 and 2003.

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

Summarized information about revenues and gross profit for each service line is provided in the following tables (amounts in thousands):

REVENUE

	Three months ended June 30,				Six months ended June 30,
	2004		2003		2004		2003
	Revenue	% of total	Revenue	% of total	Revenue	% of total	Revenue	% of total

Specialty pharmacy services	$58,407	59.2%	$48,172	56.8%	$123,339	61.1%	$105,206	59.3%
Infusion and related healthcare services	37,450	38.0%	34,126	40.3%	72,396	35.9%	67,199	37.9%
Other	2,794	2.8%	2,484	2.9%	6,065	3.0%	4,939	2.8%

Total revenue	$98,651	100.0%	$84,782	100.0%	$201,800	100.0%	$177,344	100.0%

GROSS PROFIT

	Three months ended June 30,				Six months ended June 30,
	2004		2003		2004		2003
	Gross profit	Gross profit margin%	Gross profit	Gross profit margin%	Gross profit	Gross profit margin%	Gross profit	Gross profit margin%

Specialty pharmacy services	$10,059	17.2%	$10,533	21.9%	$20,585	16.7%	$21,567	20.5%
Infusion and related healthcare services	16,334	43.6%	14,814	43.4%	31,363	43.3%	28,693	42.7%
Other	2,645	94.7%	2,308	92.9%	5,787	95.4%	4,675	94.7%

Total gross profit	$29,038	29.4%	$27,655	32.6%	$57,735	28.6%	$54,935	31.0%

The majority of our revenue is generated from managed care contracts and other agreements with commercial third party payors.  Our principal managed care contract is with Blue Cross Blue Shield of Florida for the provision of specialty pharmacy services and infusion pharmacy services to their members. For the three and six months ended June 30, 2004, 16% and 15% of our revenue was generated from this contract.  In the prior year, for the three and six months ended June 30, 2003, 17% of our revenue was generated from this contract.  As of June 30, 2004 and December 31, 2003, 9% of our accounts receivable was due from Blue Cross Blue Shield of Florida. The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term.

We also generate revenue from government healthcare programs such as Medicare and Medicaid.  For the three and six months ended June 30, 2004, 20% of our revenue was generated from these programs.  In the prior year, for the three and six months ended June 30, 2003, 19% of our revenue was generated from government healthcare programs.  As of June 30, 2004 and December 31, 2003, respectively, 17% and 20% of our total accounts receivable was due from these government healthcare programs.

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

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 changed the way in which covered outpatient drugs are reimbursed by the Medicare program.  In January 2004, payment for most drugs covered by Medicare decreased to 85% of the AWP, determined as of April 1, 2003.  Beginning in 2005, reimbursement for non-self administered drugs furnished to patients in conjunction with other Medicare covered services will be set at either 106% of the average sales price (ASP) or through a competitive acquisition program to be phased in beginning in 2006.  The competitive acquisitions program will be established by the Center for Medicare and Medicaid Services (CMS) and will enable physicians in designated competitive acquisition areas to purchase drugs through contractors that have successfully bid for that right.  Each physician will elect annually whether to obtain drugs through the competitive acquisition program.  CMS will re-bid the contracts at least every three years.  For infusion drugs administered in connection with covered durable medical equipment, the payment rate generally will continue to be 95% of the AWP as of October 1, 2003, until such drugs are subject to the implementation of the competitive acquisition program discussed above.  While the majority of our revenue is reimbursed by managed care organizations and other non-government payors, these changes to the way in which Medicare pays for outpatient drugs and biologicals may have some impact on us or our franchisees.  In addition, as CMS implements the ASP reimbursement model, managed care organizations may push for adoption of ASP as the basis of pharmaceutical reimbursement as well.  If managed care organizations do adopt the ASP model, our future financial condition and results of operations could be materially affected based on our ability to renegotiate pricing using the ASP methodology.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and their related disclosures. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable. Actual results may vary from these estimates under different assumptions or conditions. We annually review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to our financial condition and results of operations, as well as our current business environment. Management believes that of our significant accounting policies, the following policies involve a higher degree of judgment and/or complexity: revenue recognition and contractual adjustments; accounts receivable and allowances for doubtful accounts; goodwill and other intangible assets; and computer software development costs.  For a complete discussion of these accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

The following table shows the results of our operations for the three and six months ended June 30, 2004 and 2003, expressed in amounts and percentages of revenue (amounts in thousands):

	Three months ended June 30,				Six months ended June 30,
	2004		2003		2004		2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Specialty pharmacy services	$58,407	59.2%	$48,172	56.8%	$123,339	61.1%	$105,206	59.3%
Infusion and related healthcareservices	37,450	38.0%	34,126	40.3%	72,396	35.9%	67,199	37.9%
Other	2,794	2.8%	2,484	2.9%	6,065	3.0%	4,939	2.8%
Total revenue	98,651	100.0%	84,782	100.0%	201,800	100.0%	177,344	100.0%

Cost of revenue:
Cost of goods sold	58,997	59.8%	47,001	55.4%	122,805	60.9%	101,825	57.4%
Cost of services provided	10,616	10.8%	10,126	12.0%	21,260	10.5%	20,584	11.6%
Total cost of revenue	69,613	70.6%	57,127	67.4%	144,065	71.4%	122,409	69.0%

Gross profit	29,038	29.4%	27,655	32.6%	57,735	28.6%	54,935	31.0%

Selling, general and administrative expenses	19,200	19.5%	18,177	21.5%	38,449	19.1%	36,208	20.4%
Provision for doubtful accounts	1,462	1.5%	2,330	2.7%	3,021	1.5%	4,208	2.4%
Depreciation and amortization	569	0.5%	684	0.8%	1,250	0.6%	1,352	0.8%

Total operating expenses	21,231	21.5%	21,191	25.0%	42,720	21.2%	41,768	23.6%

Operating income	7,807	7.9%	6,464	7.6%	15,015	7.4%	13,167	7.4%
Interest income (expense), net	34	—%	(6)	—%	35	—%	(106)	(0.1% )
Other income (expense), net	(12)	—%	(84)	(0.1% )	(79)	—%	(91)	—%

Income before income taxes	7,829	7.9%	6,374	7.5%	14,971	7.4%	12,970	7.3%
Income tax provision	3,128	3.1%	2,563	3.0%	5,985	2.9%	5,194	2.9%

Net income	$4,701	4.8%	$3,811	4.5%	$8,986	4.5%	$7,776	4.4%

Net income per share - diluted	$0.21		$0.18		$0.41		$0.37

Three and Six Months Ended June 30, 2004 and 2003

During the quarter ended June 30, 2004, we achieved significant revenue growth from both our specialty pharmacy and infusion pharmacy services.  Our increased focus on marketing our core infusion therapies resulted in infusion pharmacy revenue of $32.2 million during the quarter, an increase of 11.3% over the corresponding prior year quarter and 8.7% above the quarter ended March 31, 2004.  For the six months ended June 30, 2004, infusion pharmacy services increased 10.1% over the corresponding prior year period. Specialty pharmacy services revenue increased primarily due to increased sales of Xolair®, Synagis® and human growth hormone. Our specialty pharmacy services revenue increased by 21.2% and 17.2% in the quarter and six months ended June 30, 2004, respectively, compared to the corresponding prior year periods.  As a result of our growth in revenue, our net income increased to $0.22 per diluted share in the quarter and $0.42 for the six month period ended June 30, 2004, increases of 22.2% and 13.5% over the corresponding prior year periods.

Our days sales outstanding (DSO) was 61 days as of June 30, 2004, a slight increase compared to our DSO of 57 days as of March 31, 2004 but consistent with our DSO at December 31, 2003.  This increase since March 31, 2004 was primarily due to routine variations in the payment cycle for a large managed care customer within our specialty pharmacy business.   In the quarter ended June 30, 2004, we continued to generate positive operating cash flow, ending the quarter with $12.8 million in cash reserves compared to $6.6 million at March 31, 2004 and $4.0 million at December 31, 2003.  At June 30, 2004, we had no outstanding balance on our credit facility and virtually no debt.

Throughout the remainder of 2004, we plan to build on our positive operating results for the quarter ending June 30, 2004, continuing to leverage the strengths of our people, processes and delivery model to increase market penetration for our infusion pharmacy and specialty pharmacy services.  We will also continue to evaluate strategic acquisition opportunities in order to enhance our growth in revenue and net income.

Revenue:

We report our operating results in one segment, consisting of three service lines: specialty pharmacy services; infusion and related healthcare services; and other.  Revenue for the quarter ended June 30, 2004 was $98.7 million, representing an increase of $13.9 million, or 16.4%, over the prior year quarter.  Revenue for the six months ended June 30, 2004 was $201.8 million, exceeding revenue for the corresponding prior year period by $24.5 million, or 13.8%.  These increases in revenue resulted from two main factors:  refocused sales efforts which produced increases in both infusion pharmacy and specialty pharmacy revenue; and sales of a new specialty drug, Xolair®.

Specialty pharmacy services revenue:

For the quarter ended June 30, 2004, our specialty pharmacy services revenue was $58.4 million, representing an increase of $10.2 million, or 21.2%, over the prior year quarter.  For the six months ended June 30, 2004, specialty pharmacy services revenue was $123.3 million, which was $18.1 million, or 17.2%, higher than in the corresponding prior year period.  We continued to see increases in sales of Xolair®, a new specialty drug for the treatment of moderate to severe allergic asthma, which we began selling late in 2003.  In addition, our Florida specialty pharmacies also produced increased revenue compared to the prior year periods, producing increases of $2.4 million and $3.6 million for the three and six months ended June 30, 2004, respectively, compared to the prior year periods.  Also, our human growth hormone revenue also increased in the quarter and six months ended June 30, 2004 compared to the prior year periods.  Our Synagis® revenue for the quarter ended June 30, 2004 was consistent with the prior year quarter.  However, on a year-to-date basis, Synagis® revenue was $2.3 million higher than the prior year period.

Infusion and related healthcare services revenue:

For the quarter ended June 30, 2004, infusion and related healthcare services revenue was $37.5 million, an increase of $3.3 million, or 9.7%, over the corresponding prior year quarter.  For the six months ended June 30, 2004, infusion and related healthcare services revenue was $72.4 million, representing an increase of $5.2 million, or 7.7%, over the prior year period. These increases were primarily related to our increased focus on driving sales of our infusion pharmacy services.  In 2004, we increased our focus on marketing our core infusion pharmacy services, resulting in increased revenues across most infusion therapies.  On a sequential quarterly basis, our infusion pharmacy revenue reached $32.2 million, an increased of  8.7% over the quarter ended March 31, 2004.

Other revenue:

Other revenue consists of two primary elements: (1) revenue generated from our franchise network, consisting of royalties, franchise fees and vendor rebates earned through our franchises’ purchases under our contracts, and; (2) software licensing and support services provided by our wholly-owned subsidiary, MBI. Other revenue was $2.8 million for the quarter ended June 30, 2004 compared to $2.5 million in the corresponding prior year quarter.  This increase was primarily due to revenue recognized from amortization of a non-compete agreement with the buyers of a former franchise.  For the six months ended June 30, 2004, other revenue was $6.1 million, representing an increase of $1.1 million over the prior year period.  Revenue from the aforementioned non-compete agreement was the largest factor in this increase.  Additionally, software licensing and support fees revenue increased as a result of sales of MBI’s new iEmphsys software.

Cost of revenue:

Cost of revenue consists of the cost of goods sold and the cost of service provided.  For the quarter ended June 30, 2004, our cost of revenue increased by $12.5 million, or 21.9%, over the corresponding quarter of the prior year.   For the six months ended June 30, 2004, cost of revenue increased by $21.7 million, or 17.7%, over the prior year period.  These increases were the result of our increases in revenue in the current year periods.

Cost of goods sold for the quarter ended June 30, 2004 was $59.0 million, or 59.8% of revenue, compared to $47.0 million, or 55.4% of revenue, in the prior year quarter. For the six months ended June 30, 2004, cost of goods sold was $122.8 million, or 60.9% of revenue, compared to $101.8 million, or 57.4% of revenue, for the corresponding prior year period.  The increase in cost of goods as a percentage of revenue in the current year periods was due to our increases sales of specialty pharmaceuticals such as Xolair® and Synagis®.  These high-cost specialty drugs tend to increase our overall cost of goods percentage as revenue from their sale increases.

Cost of service consists of the wages and related costs for employees directly involved in patient care, including pharmacists, nurses, therapists and delivery drivers.  Cost of service also includes the cost of shipping or delivering products and services to the patient.  Our cost of service for the quarter ended June 30, 2004 was $10.6 million, or 10.8% of revenue, compared to $10.1 million, or 12.0% of revenue, for the quarter ended June 30, 2003.  For the six months ended June 30, 2004, our cost of service was $21.3 million, or 10.5% of revenue, compared to $20.6 million, or 11.6% of revenue, for the prior year period.  The declines in cost of service as a percentage of revenue was anticipated due to our increase in specialty pharmacy revenue, which has a very small service component, along with the decline in home health nursing services, which has a much higher service component.

Gross profit margin.  The following table sets forth the gross profit margin for each of our three service lines: specialty pharmacy services; infusion and related healthcare services; and other:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Gross profit margin:
Specialty pharmacy services	17.2%	21.9%	16.7%	20.5%
Infusion and related healthcare services	43.6%	43.4%	43.3%	42.7%
Other	94.7%	92.9%	95.4%	94.7%
Overall gross profit margin	29.4%	32.6%	28.6%	31.0%

Our overall gross profit margin for the quarter ended June 30, 2004 was 29.4% compared to 32.6% in the prior year quarter.  For the six months ended June 30, 2004, our overall gross profit margin was 28.6% compared to 31.0% for the corresponding prior year period.  These declines in overall margin were primarily due to a shift in service mix toward specialty pharmacy services, which produce a lower gross profit margin than our other services, and also due to a shift in mix of products within our specialty pharmacy service line.  In the current year periods, revenue has increased from the sale of Synagis®, Xolair® and human growth hormone.  These high-cost products produce a lower gross profit margin than most of our other specialty pharmaceutical products, accounting for much of the current year declines in our specialty pharmacy gross profit margin, as well as the declines in our overall gross profit margin.  For infusion and related healthcare services, our gross profit margin has remained stable.  Other revenue, which consists of franchise-related revenues and software sales and support, has minimal direct costs and therefore produces a gross profit margin near 100%.

Selling, general and administrative expenses:

For the quarter ended June 30, 2004, selling, general and administrative (“SG&A”) expenses were $19.2 million, or 19.5% of revenue, compared to $18.2 million, or 21.5% of revenue, for the prior year quarter.  For the six months ended June 30, 2004, SG&A expenses were $38.4 million, or 19.1% of revenue, compared to $36.2 million, or 20.4% of revenue for the corresponding prior year period.  Of the $1.0 million increase in SG&A expenses in the quarter ended June 30, 2004 over the prior year quarter, $800,000 was in wages and related costs.  For the six months ended June 30, 2004 compared to the prior year period, $1.1 million of the $2.5 million increase was related to wages and related costs.  Other SG&A expense categories that increased in the year-to-date periods included building rent and recruiting expenses.   The overall declines in SG&A expenses as a percentage of revenue were due to our increases in revenue in the current year periods and our continuing cost containment efforts.

Provision for doubtful accounts:

For the quarter ended June 30, 2004, our provision for doubtful accounts was $1.5 million, or 1.5% of revenue, compared to $2.3 million, or 2.7% of revenue, for the prior year quarter.  For the six month period ended June 30, 2004, our provision for doubtful accounts was $3.0 million, or 1.5% of revenue, compared to $4.2 million, or 2.4% of revenue, for the corresponding prior year period.  The reduction in expense in the current year was due to two main factors: (1) a shift in our mix of business toward products with lower reimbursement risk, and (2) operational improvements that have reduced our bad debt provision requirements at our Texas pharmacies and elsewhere.  Due to the manner of billing and reimbursement for many of the specialty drugs we sell, our risk of non-collection of the related accounts receivable is small.  As our mix of business has shifted toward specialty pharmacy services, our provision for doubtful accounts has decreased accordingly.   In addition to this factor, we have improved and standardized our billing and collection practices throughout our network of company-owned pharmacies, particularly our Texas pharmacies, which has reduced our anticipated incidence of bad debt write-offs.  In the prior year periods, we had recorded much higher provisions in these pharmacies than in the current year periods.

Depreciation and amortization:

For the quarter ended June 30, 2004, depreciation and amortization expense was $600,000 compared to $700,000 for the quarter ended June 30, 2003.  For the six months ended June 30, 2004, depreciation and amortization was $1.3 million compared to $1.4 million for the prior year period.  The small declines in the current year periods are due to a reduction in amortization of intangible assets acquired through prior years’ acquisitions as those assets become fully amortized.

The depreciation expense contained within this line item only relates to non-revenue producing assets, such as furniture and fixtures and leasehold improvements.  Depreciation for revenue-producing equipment such as rental medical equipment and delivery vehicles is included in cost of goods sold and cost of services, respectively.

Operating income:

Our operating income for the quarter ended June 30, 2004 was $7.8 million, representing an increase of 20.8% over the prior year quarter.  Operating income for the six months ended June 30, 2004 was $15.0 million, which is an increase of 14.0% over the corresponding prior year period.  The increases in operating income were the result of our revenue growth in both infusion pharmacy and specialty pharmacy services in the current year, compared to the prior year, along with ongoing cost-containment efforts.

Interest Income/(Expense):

Throughout the quarter ended June 30, 2004 we had a net positive cash balance, did not borrow against our credit facility, and had minimal total debt.  Our interest income in the quarter ended June 30, 2004 was $34,000, compared to net interest expense of $6,000 in the prior year quarter.  For the six months ended June 30, 2004, we have earned a net $35,000 in interest income compared to $106,000 of interest expense in the prior year period.  Our interest expense in the prior year periods was due to borrowings against our credit facility to finance acquisition activities.  Subsequent positive operating cash flows have allowed us to pay off this debt balance and accumulate cash reserves.

Income taxes:

For the quarter ended June 30, 2004, our provision for income taxes was $3.1 million compared to $2.6 million in the prior year quarter.  Our provision for income taxes for the six months ended June 30, 2004 was $6.0 million, compared to $5.2 million in the corresponding prior year period.  Our tax provision rate for the quarter and six months ended June 30, 2004 was 40.0%, which is approximately equal to our tax provision rate in the prior year periods.

Net income:

Our net income for the quarter ended June 30, 2004 was $4.7 million, which is 23.4% higher than our net income of $3.8 million in the prior year quarter.  For the six months ended June 30, 2004, our net income was $9.0 million, which is 15.6% higher than our net income of $7.8 million for the corresponding prior year period.  These increases in net income were the result of our intensified focus on selling our infusion pharmacy and specialty pharmacy services, supported by our clinical expertise and flexible service distribution model.

Diluted shares & earnings per share:

For the quarter ended June 30, 2004, our diluted earnings were $0.22 per share, an increase of $0.04 per share, or 22.2%, over the prior year quarter.  For the six months ended June 30, 2004, diluted earnings were $0.42 per share, which is an increase of $0.05 per share, or 13.5%, over the corresponding prior year period.  Total diluted shares were 21.7 million for the quarter ended June 30, 2004 compared to 21.2 million for the prior year quarter.  For the six months ended June 30, 2004, total diluted shares were 21.6 million, compared to 21.2 million in the prior year period.  The increases in diluted shares were due to issuance of new shares for employee stock option exercises and stock purchases under our employee stock purchase plan, partially offset by our purchase of treasury stock in January 2004.  The 101,000 shares of treasury stock acquired in December 2003 and January 2004 were retired in the quarter ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended June 30, 2004, we financed our operations through current cash flows and the use of cash reserves.  We continue to generate positive operating cash flows and ended the quarter with $12.8 million in cash.

Recognizing our strong cash position and our reduced need for borrowed capital, on June 15, 2004 we signed an amendment to our Credit and Security Agreement with J.P. Morgan Business Credit Corporation to reduce our overall credit facility from $60 million to $20 million.

The amendment to our Credit and Security Agreement also removed the prohibition against payment of cash dividends, allowing us to distribute up to $2.5 million in cash per year to our shareholders in the form of dividends.  The change was agreed to in light of our Board of Directors’ approval of a quarterly dividend policy and their declaration of a $0.02 per share dividend, which was paid on June 15, 2004 to shareholders of record as of June 1, 2004.

Operating Cash Flows:

Operations provided $11.9 million of positive cash flow during the six months ended June 30, 2004 compared to $12.7 million provided by operations during the corresponding prior year period.  The primary causes of our positive operating cash flow for the six months ended June 30, 2004 were our net income during the period and our solid collections of accounts receivable.  Focused sales and marketing efforts produced higher revenue and net income, and consistent cash collections during the period allowed us to maintain our DSO at 61 days.   Our operating cash flows in the six months ended June 30, 2004 also benefited from the income tax overpayment we carried over from the prior year.

Investing Cash Flows.

During the six months ended June 30, 2004, investing activities used $3.7 million in cash compared to $14.2 million used in the corresponding prior year period.  Of the current year expenditure of $3.7 million, $2.6 million was used to acquire equipment and other fixed assets.  Of this total, approximately $1.5 million was spent on infusion pumps and other revenue-generating medical equipment, $600,000 was spent on infrastructure items such as furniture, fixtures and computer equipment, and $500,000 was spent on externally-developed and internally-developed software programs.  In addition to the $2.6 million used to acquire equipment and other fixed assets, we used $1.1 million during the period to complete two small business acquisitions, one an Option Care franchised pharmacy in the Philadelphia area and the other an RT/DME provider in central Missouri.  In the prior year, our primary use of cash for investing activities was to acquire the 40% minority interest of a specialty pharmacy business for which we had acquired a 60% interest a year earlier.

Financing Cash Flows:

We generated $600,000 in cash from financing activities during the six months ended June 30, 2004, compared to $1.3 million generated in the prior year period.  In the current year, we generated $2.4 million from the issuance of stock to employees exercising stock options and from employee payroll withholdings for our 2004 employee stock purchase plan.  We used $900,000 in cash to purchase treasury stock, and used $400,000 for payment of a cash dividend to our stockholders.  We also used $400,000 for scheduled payments on capital leases and other fixed-rate debt.  In the current year period, there was no net activity under our credit facility, as we began and ended the period with no outstanding balance.

Credit Facility:

On March 29, 2002, Option Care signed a $60 million revolving Credit and Security Agreement with J.P. Morgan Business Credit Corp., JPMorgan Chase Bank and LaSalle Bank N.A.  On June 15, 2004, we signed an amendment to this agreement to reduce the overall facility from $60 million to $20 million.   The agreement has a scheduled expiration date of March 29, 2005.

Availability under this facility is related to percentages of our outstanding accounts receivable and inventory balances, less certain ineligible amounts, as defined in the agreement.  The agreement requires us to comply with various financial covenants on a quarterly basis.  As of June 30, 2004 and December 31, 2003, we had no outstanding balance under this facility.  We had borrowing availability of $17.0 million as of June 30, 2004 and $37.7 million as of December 31, 2003 based on our accounts receivable and inventory balances on those dates, and based on the size and terms of the overall facility at those dates.

On October 23, 2003, the parties agreed to an amendment to the Credit and Security Agreement to address the $6.8 million special provision for doubtful accounts recorded in the quarter ended September 30, 2003 related to our Texas accounts receivable. The amendment allowed us to exclude the $6.8 million charge when calculating our fixed charge coverage ratio the quarter ended September 30, 2003 and the following three quarters.  With this amendment, we were able to remain in compliance with all our financial covenants for the quarters ended September 30, 2003 and December 31, 2003.  For the quarters ended March 31, 2004 and June 30, 2004, we were in compliance with all financial covenants before consideration of this amendment.

Accounts Receivable:

The following table sets forth information regarding our accounts receivable as of the dates indicated (dollar amounts in thousands):

	June 30,2004	December 31, 2003

Accounts receivable	$68,713	$70,692
Less allowance for doubtful accounts	(7,952)	(8,502)

Accounts receivable, net of allowance for doubtful accounts	$60,761	$62,190

Days sales outstanding (DSO)(1)	61	61

(1)          DSO is calculated using the exhaustion method based on accounts receivable net of allowance for doubtful accounts, and considers only our specialty pharmacy service line and infusion and related healthcare services line.

Our accounts receivable, net of bad debt reserves, was $60.8 million as of June 30, 2004 compared to $62.2 million as of December 31, 2003.  This 2.3% decrease in accounts receivable was primarily due to the seasonal reduction in revenue and accounts receivable from sales of Synagis®.

The following table sets forth the percentage breakdown of our trade accounts receivable by aging category and by major payor as of the dates indicated:

	June 30, 2004	December 31, 2003
By Aging Category (2):
Aged 0-90 days	68.4%	72.4%
Aged 91-180 days	15.0%	12.5%
Aged 181-365 days	9.8%	10.7%
Aged over 365 days	6.8%	4.4%

Total	100.0%	100.0%

By Major Payor:
Medicare and Medicaid	17%	20%
Blue Cross and Blue Shield of Florida	9%	9%
All other payors	74%	71%

Total	100%	100%

(2)          Accounts receivable by aging category considers only accounts of our specialty pharmacy service line and infusion and related healthcare service line.

Our days’ sales outstanding (DSO) was 61 days as of June 30, 2004 which was equal to our DSO at December 31, 2003.  Our billing and collections performance has improved as we re-focused on training and adherence to policies late in 2003 and throughout the first six months of 2004.  We continue to pursue electronic billing and other methods and practices to shorten our collection cycle.

As of June 30, 2004, we had cash and cash equivalents of approximately $12.8 million, an increase of $8.8 million over the balance at December 31, 2003.  Strong net income and operating cash flows allowed us to increase our cash reserves even though we used $1.1 million in cash for acquisitions and another $900,000 to buy treasury stock during the period.  We believe that cash flow from operations and amounts available under our revolving credit facility will be sufficient to meet our operating cash needs for the immediate future, including any interest due on our credit facility or other debts.  In the event that additional capital is required, management cannot assure that such capital can be obtained from other sources on terms acceptable to us, if at all.

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

Goodwill and Other Intangible Assets

As of June 30, 2004, we had net goodwill and other intangible assets totaling $66.5 million, consisting of $65.7 million of goodwill and $800,000 of other intangible assets such as non-compete agreements and managed care contracts.  As of December 31, 2003, net goodwill and other intangible assets equaled $66.1 million, consisting of $65.0 million of goodwill and $1.1 million of other intangible assets.  During the six months ended June 30, 2004, goodwill increased $700,000 as a result of two acquisitions completed in January 2004.  Other intangible assets increased $100,000 as a result of these acquisitions, offset by amortization of $400,000 during the period.

As required by Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we do not amortize goodwill, but test our goodwill for impairment annually each October 1st, or whenever we identify events or conditions that could potentially result in impairment of our goodwill.  During the quarter ended June 30, 2004, no impairment of goodwill was identified.

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

In response to the HIPAA mandate, in December 2000, HHS published a final regulation in the form of the Privacy Rule, which became effective on April 14, 2001. This Privacy Rule set national standards for the protection of health information, as applied to the three types of covered entities: health plans, health care clearinghouses, and health care providers who conduct certain health care transactions electronically. In March 2002, HHS published proposed modifications to the Privacy Rule, to improve workability and avoid unintended consequences that could have impeded patient access to delivery of quality health care. Following another round of public comment, in August 2002, HHS adopted final modifications necessary to ensure that the Privacy Rule worked as intended. Pursuant to the Privacy Rule, as of April 14, 2003, covered entities were required to have standards in place to protect and guard against the misuse of individually identifiable health information. (Small health plans had until April 14, 2004 to implement such standards.) Failure to timely implement these standards may, under certain circumstances, trigger the imposition of civil or criminal penalties.

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

Additionally, the Administrative Simplification provisions address electronic health care transactions and the security of electronic health information systems.  Providers are required to comply with the standards by specific compliance dates established by HHS.  For standards relating to electronic health care transactions, the compliance date was originally set for October 16, 2002.  If the covered entity filed for an extension, the compliance date was postponed until October 16, 2003.  We were materially compliant with these standards by the applicable compliance date.  The security standards applicable to individually identifiable health information maintained electronically must be implemented by April 21, 2005.  The standards for a unique national health identifier for providers used in connection with the electronic healthcare transactions must be implemented by May 23, 2007.  We expect to be able to materially comply with these regulations by their applicable compliance dates.

Penalties for non-compliance with the Privacy Rule and other HIPAA Administrative Simplification provisions range from a civil penalty of $100 for each violation (which can total up to $25,000 per person per year), to criminal penalties, including up to $50,000 and/or one year imprisonment, up to $100,000 and/or five years imprisonment if the offense is committed under false pretenses and up to $250,000 and/or ten years imprisonment for violating a standard with the intent to sell, transfer or use individually identifiable health information for commercial advantage, personal gain or malicious harm.

In addition to regulating privacy of individual health information and other provisions relating to Administrative Simplification, HIPAA includes several anti-fraud and abuse laws, extends criminal penalties to private health care benefit programs and, in addition to Medicare and Medicaid, to other federal health care programs, and expands the Office of Inspector General’s authority to exclude persons and entities from participating in the Medicare and Medicaid programs.

Medicare Prescription Drug, Improvement and Modernization Act of 2003.  The Medicare Prescription Drug, Improvement and Modernization Act of 2003 changes the way in which covered outpatient drugs are reimbursed by the Medicare program. In January 2004, payment for most drugs covered by Medicare decreased to 85% of the Average Wholesale Price (AWP) determined as of April 1, 2003. Beginning in 2005, reimbursement for non-self administered drugs furnished to patients in conjunction with other Medicare covered services will be set at either 106% of the average sales price (ASP) or through a competitive acquisition program to be phased in beginning in 2006. The competitive acquisitions program will be established by CMS and will enable physicians in designated competitive acquisition areas to purchase drugs through contractors that have successfully bid for that right. Each physician will elect annually whether to obtain drugs through the competitive acquisition program. CMS will re-bid the contracts at least every three years. For infusion drugs administered in connection with covered durable medical equipment (DME), the payment rate generally will continue to be 95% of the AWP as of October 1, 2003, until such drugs are subject to the implementation of the competitive acquisition program discussed above.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. We utilize a mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2004. As of June 30, 2004, our fixed-rate debt was $100,000 and we had no variable rate debt.

ITEM 4.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2004. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We were named as a defendant in a lawsuit filed on December 31, 2002 in the District Court, Bexar County, State of Texas under the caption Candace Booker, et. al. vs. Option Care, Inc. et. al, No. 2002 CI 18401. Plaintiffs alleged that we negligently prepared a prescription resulting in a fatal injury. We recently entered into an agreement with the plaintiffs to settle this case.  The settlement amount fell within the limits of our general and professional liability insurance coverage for this claim and will be paid by our insurer.  Our obligation will be limited to the $25,000 deductible applicable to this claim.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

We held our annual meeting of stockholders on May 11, 2004.  At that meeting, our stockholders were asked to consider and vote upon the following matters:

1.               Election of one member to the Board of Directors to hold office for a three-year term or until his successor is duly elected and qualified.  The nominee, who was listed in our proxy statement, was elected for a three-year term, with the results of voting as follows:

	VOTES FOR	VOTES AGAINST	ABSTAIN
Jerome F. Sheldon	18,513,188	—	287,487

2.               Ratification of the appointment of Ernst & Young, LLP as our independent auditors for the fiscal year 2004.  The proxy voting results were as follows:

VOTES FOR	VOTES AGAINST	ABSTAIN
18,793,400	4,150	3,125

3.               To consider and vote upon an amendment to our Amended and Restated Stock Incentive Plan to increase the annual grant of options to eligible non-employee directors from 9,375 to 10,000 options.  The amendment was passed, with the results of voting as follows:

VOTES FOR	VOTES AGAINST	ABSTAIN
13,798,409	1,790,958	293,337

ITEM 5.  Other Information

None.

ITEM 6(a).  Exhibits

See Exhibit Index.

ITEM 6(b).  Reports on Form 8-K

We filed the following Form 8-Ks during the quarter ended June 30, 2003 and subsequently through July 30, 2004.

On April 19, 2004, we filed a current report on Form 8-K regarding a press release we issued on April 15, 2004 to announce our anticipated operating results for the quarter ended March 31, 2004.

On May 10, 2004, we filed two current reports on Form 8-K.  The first contained the text of our press release, dated May 4, 2004, announcing our earnings for the quarter ended March 31, 2004.  The second contained the transcript of our quarterly conference call with investors, which took place on May 4, 2004, to announce and discuss our operating results for the quarter ended March 31, 2004.

On May 19, 2004, we filed a current report on Form 8-K regarding a press release we issued on May 13, 2004 to announce that our Board of Directors had approved a quarterly dividend policy and declared a $0.02 per share dividend payable of June 15, 2004 to shareholders of record on June 1, 2004.

On July 14, 2004, we filed a current report on Form 8-K regarding a press release we issued on July 13, 2004 to announce our anticipated operating results for the quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTION CARE, INC.
Date: August 9, 2004	By:	/s/ Paul Mastrapa
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

Exhibit Number

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

10.38

Fifth Amendment to Credit and Security Agreement, dated June 15, 2004, by and among Option Care, Inc. and the domestic subsidiaries party thereto, as Borrowers, the Lending Institutions party thereto, as Lenders, J.P. Morgan Business Credit Corp., as Advisor, and JPMorgan Chase Bank, as Administrative and Collateral Agent and Arranger, and LaSalle Bank National Association, as Co-Agent.  Filed as Exhibit 10.38 to this Quarterly Report on Form 10-Q.

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