Form 10-Q
period 2004-09-30
OPTION CARE INC/DE
filed 2004-11-09
CIK 884064

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Issued and Outstanding as of November 1, 2004

Common Stock - $0.01 par value	21,412,689

INDEX

OPTION CARE, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$17,700	$3,961
Accounts receivable, net	62,926	62,190
Inventory	9,932	11,522
Deferred income tax benefit	3,806	4,442
Other current assets	4,480	5,279

Total current assets	98,844	87,394
Equipment and other fixed assets, net	13,408	12,145
Goodwill, net	65,744	64,970
Other assets	1,528	2,025

Total assets	$179,524	$166,534

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$17,527	$19,940
Current portion of long-term debt	20	424
Other current liabilities	8,784	10,253

Total current liabilities	26,331	30,617
Long-term debt, less current portion	92	82
Long-term deferred income tax liability	6,670	5,677
Other liabilities	648	711
Minority interest	540	427

Total liabilities	34,281	37,514

Stockholders’ equity:
Common stock, $.01 par value per share, 60,000 shares authorized, 21,409 and 20,942 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	214	209
Common stock to be issued, 79 and 144 shares at September 30, 2004 and December 31, 2003, respectively	768	834
Additional paid-in capital	107,535	104,173
Retained earnings	36,726	23,965
Less treasury stock, at cost, common shares — 15 at December 31, 2003	—	(161)

Total stockholders’ equity	145,243	129,020

Total liabilities and stockholders’ equity	$179,524	$166,534

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue:
Specialty pharmacy services	$57,752	$46,047	$181,091	$151,253
Infusion and related healthcare services	39,405	33,969	111,801	101,169
Other	2,794	2,374	8,859	7,312
Total revenue	99,951	82,390	301,751	259,734
Cost of revenue:
Cost of goods sold	59,153	47,248	181,958	149,073
Cost of services provided	10,870	10,432	32,130	31,016
Total cost of revenue	70,023	57,680	214,088	180,089

Gross profit	29,928	24,710	87,663	79,645

Selling, general and administrative expenses	19,787	20,432	58,236	56,640
Provision for doubtful accounts	1,601	8,097	4,622	12,305
Depreciation and amortization	724	1,132	1,974	2,484

Total operating expenses	22,112	29,661	64,832	71,429

Operating income (loss)	7,816	(4,951)	22,831	8,216
Interest income (expense), net	54	(176)	89	(282)
Other expense, net	(154)	(16)	(233)	(107)

Income (loss) before income taxes	7,716	(5,143)	22,687	7,827
Income tax provision (benefit)	3,086	(2,114)	9,071	3,079

Net income (loss)	$4,630	$(3,029)	$13,616	$4,748

Net income (loss) per common share:
Basic	$0.22	$(0.14)	$0.64	$0.23

Diluted	$0.21	$(0.14)	$0.63	$0.22

Shares used in computing net income (loss) per share:
Basic	21,458	20,945	21,280	20,840
Diluted	22,050	20,945	21,778	21,256

Cash dividends per share	$0.02	$—	$0.04	$—

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(in thousands, except per share amounts)

			Common Stock to be Issued	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Stock- holders’ Equity
	Common Stock
	Shares	Amount

Balance at December 31, 2003	20,927	$209	$834	$104,173	$23,965	$(161)	$129,020
Net income	—	—	—	—	13,616	—	13,616
Shares issued and issuable under stock plans (1)	568	6	(66)	3,146	—	2	3,088
Income tax benefit from stock option exercises	—	—	—	1,318	—	—	1,318
Purchase of treasury stock	(86)		—	—	—	(944)	(944)
Retirement of treasury stock		(1)	—	(1,102)	—	1,103	—
Cash dividends paid ($0.04 per share)	—	—	—	—	(855)	—	(855)

Balance at September 30, 2004	21,409	$214	$768	$107,535	$36,726	$—	$145,243

(1) Amended and Restated Stock Incentive Plan and Employee Stock Purchase Plan.

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net income	$13,616	$4,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,542	4,172
Provision for doubtful accounts	4,622	12,305
Deferred income taxes	1,719	1,190
Income tax benefit from exercise of stock options	1,318	462
Changes in assets and liabilities:
Accounts receivable	(3,746)	6,354
Inventory	1,860	1,347
Accounts payable	(2,414)	(1,396)
Income taxes receivable/payable	3,243	(4,613)
Change in other assets and liabilities	(3,640)	(1,375)

Net cash provided by operating activities	20,120	23,194

Cash flows from investing activities:
Purchases of equipment and other, net	(4,137)	(3,649)
Payments for acquisitions, net of cash acquired	(3,130)	(14,336)
Payments for other assets, net	(10)	—
Proceeds from disposals	—	229

Net cash used in investing activities	(7,277)	(17,756)

Cash flows from financing activities:
Net borrowing on credit agreements	—	(3,500)
Payments on capital leases and other debt, net	(393)	(215)
Proceeds from issuance of stock	3,088	1,356
Payment of cash dividends	(855)	—
Payments for purchase of treasury stock	(944)	—

Net cash provided by (used in) financing activities	896	(2,359)

Net increase in cash and cash equivalents	13,739	3,079
Cash and cash equivalents, beginning of period	3,961	488
Cash and cash equivalents, end of period	$17,700	$3,567

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2004

(Unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

2.   Long-Term Debt

As of September 30, 2004, we were party to a $20 million revolving Credit and Security Agreement with J.P. Morgan Business Credit Corporation, J.P. Morgan Chase Bank and LaSalle Bank, N.A. (the “Lenders”).  This agreement was initially signed on March 29, 2002 as a three-year, $60 million revolving Credit and Security Agreement.  On June 15, 2004, we agreed with the Lenders on an amendment to reduce the overall facility to $20 million throughout the remaining term of the agreement.  On October 25, 2004, we notified the lenders that we were terminating the Credit and Security Agreement.  We incurred no penalties for terminating this agreement before its scheduled expiration on March 29, 2005.

As of both September 30, 2004 and December 31, 2003, we had no balance outstanding under our Credit and Security Agreement and had one outstanding letter of credit in place for $1.0 million.  At September 30, 2004, based on our minimum ongoing availability requirements we had borrowing availability of $17.0 million.  As of December 31, 2003, we had additional borrowing capacity of $37.7 million against the $60 million facility then in place, based on our accounts receivable and inventory balances on that date.

On November 2, 2004, we closed on the offering of $75 million in 2.25% Convertible Senior Notes due 2024 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  The initial purchasers were granted the option to purchase up to an additional $11.25 million principal amount of notes.  The convertible notes are senior unsecured obligations of Option Care and will be convertible, under certain circumstances, into a combination of cash and common stock.  In general, upon conversion, the holder of each note will receive the conversion value of the note payable in cash up to the principal amount of the note and common stock for the note’s conversion value in excess of such principal amount.  The initial conversion price is $18.01 per share.  The convertible notes will mature on November 1, 2024 and will not be redeemable by us prior to November 1, 2009.  Holders of the convertible notes will be able to require us to repurchase all or a portion of the convertible notes for cash on November 1, 2009, 2014 and 2019.

3.    Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)

Basic:
Net income (loss)	$4,630	$(3,029)	$13,616	$4,748

Average shares outstanding	21,458	20,945	21,280	20,840

Basic earnings (loss) per share	$0.22	$(0.14)	$0.64	$0.23

Diluted:
Net income (loss)	$4,630	$(3,029)	$13,616	$4,748

Average shares outstanding	21,458	20,945	21,280	20,840
Net effect of dilutive stock options – Based on the treasury stock method	592	—	498	416

Total diluted shares	22,050	20,945	21,778	21,256

Diluted earnings (loss) per share	$0.21	$(0.14)	$0.63	$0.22

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

Infusion and related healthcare services primarily involve the intravenous administration of medications at the patient’s home or other non-hospital sites such as one of our infusion suites.  Infusion pharmacy services treat a wide range of acute and chronic health conditions, including infections, dehydration, cancer, pain and nutritional deficiencies.  All of our company-owned pharmacies provide infusion pharmacy services.  Some of these pharmacies also provide related healthcare services, such as home health nursing, home hospice services, respiratory therapy services and durable medical equipment.

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

5.   Significant Customers and Concentration of Credit Risk

The following table presents information regarding revenue and accounts receivable attributable to our most significant payors as of the dates and for the periods presented:

	NET REVENUE				ACCOUNTS RECEIVABLE
	Three months ended September 30,		Nine month ended September 30,		September 30, 2004	December 31, 2003
	2004	2003	2004	2003

Blue Cross and Blue Shield of Florida	17%	18%	16%	17%	8%	9%

Medicare	7%	9%	7%	8%	10%	10%
Medicaid	10%	8%	12%	10%	7%	10%
Total – government payors	17%	17%	19%	18%	17%	20%

All other payors (1)	66%	65%	65%	65%	75%	71%

Total	100%	100%	100%	100%	100%	100%

(1) No other payor represents 10% or more of revenue or accounts receivable as of the dates and for the periods presented.

We generate the majority of our revenue from managed care contracts and other agreements with commercial third party payors from our provision of health care services to their members.  Our principal managed care contract is with Blue Cross and Blue Shield of Florida, to whose members we provide infusion pharmacy services and specialty pharmacy services.  For the three and nine months ended September 30, 2004, respectively, 17% and 16% of our revenue was related to this contract.  In the prior year, for the three and nine months ended September 30, 2003, respectively, 18% and 17% of our revenue was related to this contract. Of our accounts receivable, 8% and 9% was due from Blue Cross and Blue Shield of Florida as of September 30, 2004 and December 31, 2003, respectively.  The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term.

We also generate revenue from government healthcare programs such as Medicare and Medicaid.  For the three and nine months ended September 30, 2004, respectively, 17% and 19% of our revenue came from government healthcare programs.  In the prior year, for the three and nine months ended September 30, 2003, 17% and 18% of our revenue came from government healthcare programs. Of our accounts receivable, 17% and 20% was attributable to government healthcare programs as of September 30, 2004 and December 31, 2003, respectively.

6.                                      Seasonal Revenue Trends

Synagis®, one of the specialty pharmaceuticals that we provide to patients, is seasonal.  Synagis® is a drug used for the prevention of respiratory synctial virus (RSV) in high-risk pediatric patients. RSV infection is a seasonal condition, with the season generally lasting from October through April.

Option Care’s quarterly Synagis® revenue for 2003 and for the first three quarters of 2004 was as follows (amounts in thousands):

	Synagis® revenue	% of Specialty Pharmacy Revenue	% of Total Revenue
Quarter ended March 31, 2003	$11,998	21.0%	13.0%
Quarter ended June 30, 2003	3,958	8.2%	4.7%
Quarter ended September 30, 2003	435	0.9%	0.5%
Quarter ended December 31, 2003	8,867	15.5%	9.3%
Fiscal year 2003	$25,258	12.1%	7.1%

Quarter ended March 31, 2004	$14,251	21.9%	13.8%
Quarter ended June 30, 2004	3,955	6.8%	4.0%
Quarter ended September 30, 2004	$571	1.0%	0.6%

7.                                      Acquisitions

During the quarter ended September 30, 2004, we completed two small acquisitions in markets that we currently serve.  The combined purchase price was $1.8 million, with contingent additional consideration of approximately $1.4 million payable in future periods.  While we anticipate that these acquisitions will be accretive to earnings, they are not expected to have a material effect on our overall revenue or net income.

We completed no acquisitions during the quarter ended June 30, 2004.  During the quarter ended March 31, 2004, we completed two small acquisitions in existing markets that we serve, at a total cost of $1.3 million in cash. These acquisitions are not expected to have a material effect on our revenue or net income.

8.  Stock-based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value.  Option Care has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock.  We grant options at fair market value and therefore recognizes no compensation expense when options are granted.  Likewise, our Employee Stock Purchase Plan was structured to qualify under Section 423 of the Internal Revenue Code.  Therefore, no compensation expense is recognized from employees’ purchase of shares under our Employee Stock Purchase Plan.

Had compensation cost for our stock-based compensation plan been determined based on FASB Statement No. 123, our net income and income per common share for the three and nine months ended September 30, 2004 and 2003 on a pro-forma basis would have been (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$4,630	$(3,029)	$13,616	$4,748
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	6	—	6
Deduct: Total stock-based employee compensation expense determined under the fair value based method for the following awards, net of related tax effects:
Stock option grants	(350)	(505)	(1,049)	(1,657)
Employee stock purchase plan withholdings	(42)	(39)	(110)	(157)

Pro forma	$4,238	$(3,567)	$12,457	$2,940

Net income (loss) per common share—basic:
As reported	$0.22	$(0.14)	$0.64	$0.23
Pro forma	$0.20	$(0.17)	$0.59	$0.14

Net income (loss) per common share—diluted:
As reported	$0.21	$(0.14)	$0.63	$0.22
Pro forma	$0.19	$(0.17)	$0.57	$0.14

9.                                      Quarterly Dividends

Our Board of Directors initiated a quarterly dividend policy at their meeting on May 11, 2004 and have declared quarterly dividends of $0.02 per share during each of the quarters ended June 30, 2004 and September 30, 2004, and quarter ending December 31, 2004. The dividend declared during the quarter ended September 30, 2004 was paid on August 31, 2004 to shareholders of record as of August 16, 2004.  On November 3, 2004, our Board of Directors declared a $0.02 per share dividend payable on November 30, 2004 to shareholders of record as of November 15, 2004.

10.                               Comprehensive Income

Net income was our only component of comprehensive income for the three and nine month periods ended September 30, 2004 and 2003.

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

We have three service lines: specialty pharmacy services, infusion and related healthcare services, and other. Specialty pharmacy services involve the distribution of injectible and infused pharmaceuticals to treat a wide range of chronic health conditions.  The pharmaceuticals can be directly distributed to the patient’s home or to their physician’s office for in-office administration.  These pharmaceuticals may require refrigeration during shipping as well as special handling to prevent potency degradation.  Patients receiving treatment usually require special counseling and education regarding their condition and treatment program.  Infusion and related healthcare services primarily involve the intravenous administration of medications at the patient’s home or other non-hospital site such as one of our infusion suites.  Infusion pharmacy services treat a wide range of acute and chronic health conditions, including infections, dehydration, cancer, pain and nutritional deficiencies.  All of our company-owned pharmacies provide infusion therapies.  Some of these pharmacies also provide related healthcare services, such as home health nursing, home hospice services, respiratory therapy services and durable medical equipment.  Other revenue consists of royalties and other fees generated from our franchised pharmacy network and the software licensing and support revenue generated by our subsidiary, Management by Information, Inc.

Summarized information about revenues and gross profit for each service line is provided in the following tables (amounts in thousands):

REVENUE

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
	Revenue	% of total	Revenue	% of total	Revenue	% of total	Revenue	% of total

Specialty pharmacy services	$57,752	57.8%	$46,047	55.9%	$181,091	60.0%	$151,253	58.2%
Infusion and related healthcare services	39,405	39.4%	33,969	41.2%	111,801	37.1%	101,169	39.0%
Other	2,794	2.8%	2,374	2.9%	8,859	2.9%	7,312	2.8%

Total revenue	$99,951	100.0%	$82,390	100.0%	$301,751	100.0%	$259,734	100.0%

GROSS PROFIT

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
	Gross profit	Gross profit margin%	Gross profit	Gross profit margin%	Gross profit	Gross profit margin%	Gross profit	Gross profit margin%

Specialty pharmacy services	$10,092	17.5%	$8,840	19.2%	$30,676	16.9%	$30,407	20.1%
Infusion and related healthcare services	17,176	43.6%	13,659	40.2%	48,540	43.4%	42,352	41.9%
Other	2,660	95.2%	2,211	93.2%	8,447	95.4%	6,886	94.2%

Total gross profit	$29,928	29.9%	$24,710	30.0%	$87,663	29.1%	$79,645	30.7%

The majority of our revenue is generated from managed care contracts and other agreements with commercial third party payors.  Our principal managed care contract is with Blue Cross and Blue Shield of Florida for the provision of specialty pharmacy services and infusion pharmacy services to their members. For the three and nine months ended September 30, 2004, respectively, 17% and 16% of our revenue was generated from this contract.  In the prior year, for the three and nine months ended September 30, 2003, respectively, 18% and 17% of our revenue was generated from this contract.  As of September 30, 2004 and December 31, 2003, 8% and 9% of our accounts receivable was due from Blue Cross Blue Shield of Florida. The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term.

We also generate revenue from government healthcare programs such as Medicare and Medicaid. For the three and nine months ended September 30, 2004, 17% and 19% of our revenue was generated from these programs.  In the prior year, for the three and nine months ended September 30, 2003, 17% and 18% of our revenue was generated from government healthcare programs.  As of September 30, 2004 and December 31, 2003, respectively, 17% and 20% of our total accounts receivable was due from these government healthcare programs.

Many of the pharmaceuticals we provide are reimbursed at some percentage of the Average Wholesale Price (AWP) for those pharmaceuticals.  AWP for most pharmaceuticals is compiled and published by private companies, including First DataBank, Inc.  In recent years, we have seen reductions to AWP for certain of the pharmaceuticals that we provide to patients as a result of various government investigations and other legal and regulatory actions.  Any modifications to the AWP system or reductions in AWP for the products we provide to patients could narrow our gross profit margins.

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

RESULTS OF OPERATIONS

The following table shows the results of our operations for the three and nine months ended September 30, 2004 and 2003, expressed in amounts and percentages of revenue (amounts in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Specialty pharmacy services	$57,752	57.8%	$46,047	55.9%	$181,091	60.0%	$151,253	58.2%
Infusion and related healthcare services	39,405	39.4%	33,969	41.2%	111,801	37.1%	101,169	39.0%
Other	2,794	2.8%	2,374	2.9%	8,859	2.9%	7,312	2.8%
Total revenue	99,951	100.0%	82,390	100.0%	301,751	100.0%	259,734	100.0%

Cost of revenue:
Cost of goods sold	59,153	59.2%	47,248	57.3%	181,958	60.3%	149,073	57.4%
Cost of services provided	10,870	10.9%	10,432	12.7%	32,130	10.6%	31,016	11.9%
Total cost of revenue	70,023	70.1%	57,680	70.0%	214,088	70.9%	180,089	69.3%

Gross profit	29,928	29.9%	24,710	30.0%	87,663	29.1%	79,645	30.7%

Selling, general and administrative expenses	19,787	19.8%	20,432	24.8%	58,236	19.3%	56,640	21.8%
Provision for doubtful accounts	1,601	1.6%	8,097	9.8%	4,622	1.5%	12,305	4.7%
Depreciation and amortization	724	0.7%	1,132	1.4%	1,974	0.7%	2,484	1.0%

Total operating expenses	22,112	22.1%	29,661	36.0%	64,832	21.5%	71,429	27.5%

Operating income (loss)	7,816	7.8%	(4,951)	(6.0)%	22,831	7.6%	8,216	3.2%
Interest income (expense), net	54	0.1%	(176)	(0.2)%	89	—%	(282)	(0.2)%
Other income (expense), net	(154)	(0.2)%	(16)	—%	(233)	(0.1)%	(107)	—%

Income (loss) before income taxes	7,716	7.7%	(5,143)	(6.2)%	22,687	7.5%	7,827	3.0%
Income tax provision (benefit)	3,086	3.1%	(2,114)	(2.5)%	9,071	3.0%	3,079	1.2%

Net income (loss)	$4,630	4.6%	$(3,029)	(3.7)%	$13,616	4.5%	$4,748	1.8%

Net income (loss) per share – diluted	$0.21		$(0.14)		$0.63		$0.22

Three and Nine Months Ended September 30, 2004 and 2003

During the quarter ended September 30, 2004, we achieved significant revenue growth over the prior year quarter through increased marketing of our infusion pharmacy services and higher specialty pharmacy sales from introduction of a new product and greater market penetration for our existing products.   Our increased focus on marketing our core infusion therapies resulted in infusion pharmacy revenue of $39.4 million during the quarter, an increase of 16.0% over the corresponding prior year quarter and 5.2% above the quarter ended June 30, 2004.  For the nine months ended September 30, 2004, infusion pharmacy services increased 10.5% over the corresponding prior year period.  Our specialty pharmacy services revenue was $57.8 million for the quarter ended September 30, 2004, representing an increase of 25.4% over the corresponding prior year quarter.  For the nine months ended September 30, 2004, specialty pharmacy services revenue of $181.1 million was 19.7% higher than in the prior year period.  These increases were due to current year sales of a new drug, Xolair®, increased sales from our Florida pharmacies and greater market penetration for various therapies.  As a result of our growth in revenue, our net income increased to $0.21 per diluted share in the quarter and $0.63 for the nine month period ended September 30, 2004.  In the prior year, we recorded bad debt and restructuring charges in the quarter ended September 30, 2003, resulting in a quarterly net loss of $0.14 per diluted share and year-to-date net income of $0.22 per share.

Our days sales outstanding (DSO) declined to 58 days as of September 30, 2004 compared to 61 days as of June 30, 2004 and December 31, 2003.  This decrease since June 30, 2004 was due to continuing efforts to improve overall billing and collections processes and due to routine variations in the payment cycle for a large managed care customer within our specialty pharmacy business.   In the quarter ended September 30, 2004, we continued to generate positive operating cash flow, ending the quarter with $17.7 million in cash reserves compared to $12.8 million at June 30, 2004 and $4.0 million at December 31, 2003.  At September 30, 2004, we had no outstanding balance on our credit facility and only $100,000 in debt.

Throughout the remainder of 2004, we plan to build on our positive operating results for the quarter ending September 30, 2004, continuing to leverage the strengths of our people, processes and delivery model to increase market penetration for our infusion pharmacy and specialty pharmacy services.  We will also continue to evaluate strategic acquisition opportunities in order to enhance our growth in revenue and net income.

Revenue:

We report our operating results in one segment, consisting of three service lines: specialty pharmacy services; infusion and related healthcare services; and other.  Revenue for the quarter ended September 30, 2004 was $100.0 million, representing an increase of $17.6 million, or 21.3%, over the corresponding prior year quarter.  Revenue for the nine months ended September 30, 2004 was $301.8 million, an increase of $42.0 million, or 16.2%, over the nine months ended September 30, 2003.  These increases in revenue resulted from two main factors:  refocused sales efforts which produced increases in both infusion pharmacy and specialty pharmacy revenue; and sales of a new specialty drug, Xolair®.

Specialty pharmacy services revenue:

For the quarter ended September 30, 2004, our specialty pharmacy services revenue was $57.8 million, representing an increase of $11.7 million, or 25.4%, over the prior year quarter.  For the nine months ended September 30, 2004, specialty pharmacy services revenue was $181.1 million, which was $29.8 million, or 19.7%, higher than in the corresponding prior year period.  These increases were due to several factors.  The most significant factor was sales of Xolair®, a new specialty drug for the treatment of moderate to severe allergic asthma, which we began selling in the quarter ended September 30, 2003.  In addition to our increased sales of Xolair®, we produced higher sales from our Florida specialty pharmacies, and we also increased company-wide sales from drug therapies treating hemophilia and immune system deficiencies.

Infusion and related healthcare services revenue:

For the quarter ended September 30, 2004, infusion and related healthcare services revenue was $39.4 million, an increase of $5.4 million, or 16.0%, over the corresponding prior year quarter.  For the nine months ended September 30, 2004, infusion and related healthcare services revenue was $111.8 million, representing an increase of $10.6 million, or 10.5%, over the prior year period. These increases were primarily related to our increased sales focus in the current year, which produced higher revenue across most of our infusion therapies throughout our network of company-owned pharmacies.  A lesser factor contributing to the increase was the net effect of the four small acquisitions completed in 2004 and the two disposals completed in 2003.

Other revenue:

Other revenue consists of two primary elements: (1) revenue generated from our franchise network, consisting of royalties, franchise fees and vendor rebates earned through our franchises’ purchases under our contracts, and; (2) software licensing and support services provided by our wholly-owned subsidiary, MBI. Other revenue was $2.8 million for the quarter ended September 30, 2004 compared to $2.4 million in the corresponding prior year quarter.  For the nine months ended September 30, 2004, other revenue was $8.9 million, representing an increase of $1.5 million over the prior year period.  The increases were primarily due to an increase in franchise-related fees, as well as higher vendor rebates and increased sales of MBI’s new iEmphsys software.

Cost of revenue:

Cost of revenue consists of the cost of goods sold and the cost of service provided.  For the quarter ended September 30, 2004, our cost of revenue was $70.0 million, an increase of $12.3 million, or 21.4%, over the corresponding prior year quarter.   For the nine months ended September 30, 2004, cost of revenue was $214.1 million, an increase of $34.0 million, or 18.9%, over the prior year period.  These increases were directly related to our revenue growth in the current year periods.

Cost of goods sold for the quarter ended September 30, 2004 was $59.2 million, or 59.2% of revenue, compared to $47.2 million, or 57.3% of revenue, in the prior year quarter. For the nine months ended September 30, 2004, cost of goods sold was $182.0 million, or 60.3% of revenue, compared to $149.1 million, or 57.4% of revenue, for the corresponding prior year period.  The increase in cost of goods as a percentage of revenue in the current year periods was primarily due to our increased sales of certain high-cost specialty pharmaceuticals, such as Xolair® and Synagis®.

Cost of service consists of the wages and related costs for employees directly involved in patient care, including pharmacists, nurses, therapists and delivery drivers.  Cost of service also includes the cost of shipping or delivering products and services to the patient.  Our cost of service for the quarter ended September 30, 2004 was $10.9 million, or 10.9% of revenue, compared to $10.4 million, or 12.7% of revenue, for the quarter ended September 30, 2003.  For the nine months ended September 30, 2004, our cost of service was $32.1 million, or 10.6% of revenue, compared to $31.0 million, or 11.9% of revenue, for the prior year period.  These declines in cost of service as a percentage of revenue were due to an increase in specialty pharmacy revenue, which has a very small service component, along with a reduction in home health nursing services, which have a much higher service component.

Gross profit margin:

The following table sets forth the gross profit margin for each of our three service lines: specialty pharmacy services; infusion and related healthcare services; and other:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Gross profit margin:
Specialty pharmacy services	17.5%	19.2%	16.9%	20.1%
Infusion and related healthcare services	43.6%	40.2%	43.4%	41.9%
Other	95.2%	93.2%	95.4%	94.2%
Overall gross profit margin	29.9%	30.0%	29.1%	30.7%

Our overall gross profit margin for the quarter ended September 30, 2004 was 29.9%, virtually unchanged from 30.0% in the corresponding prior year quarter. For the nine months ended September 30, 2004, our overall gross profit margin was 29.1% compared to 30.7% for the corresponding prior year period.  This decline in overall margin was primarily due to a shift in service mix toward specialty pharmacy services, which produce a lower gross profit margin than infusion and related healthcare services.  Also, within our specialty pharmacy service line, there has been an overall decline in margin due to increased sales of Xolair®,lower margins within our hemophilia and IVIG product portfolio and increased sales from our lower margin managed care specialty services.  These high-cost products produce a lower gross profit margin than most of our other specialty pharmaceutical products that we offer.  Our gross profit margin of 43.6% for infusion and related healthcare services in the quarter ended September 30, 2004 was consistent with the prior quarter ended June 30, 2004 and higher than our gross profit margin of 40.2% for the prior year quarter ended September 30, 2003.  The increase in margin over the prior year was due to shifts in product mix toward higher margin products and therapies, and due to our increased focus on cost control measures.  Other revenue, which consists of franchise-related revenues and software sales and support, has minimal direct costs and therefore produces a gross profit margin near 100%.

Selling, general and administrative expenses:

For the quarter ended September 30, 2004, selling, general and administrative (“SG&A”) expenses were $19.8 million, or 19.8% of revenue, compared to $20.4 million, or 24.8% of revenue, for the prior year quarter.  For the nine months ended September 30, 2004, SG&A expenses were $58.2 million, or 19.3% of revenue, compared to $56.6 million, or 21.8% of revenue for the corresponding prior year period.  In the prior year, we recorded a restructuring charge of $1.0 million in the quarter ended September 30, 2003.  This prior year charge was the main reason for the decline in SG&A expenses in the current year quarter compared to the corresponding prior year quarter.  Also, our increase in revenue in the current year periods ended September 30, 2004 and continuing cost containment efforts helped contribute to the current year declines in SG&A expenses as a percentage of revenue.

Provision for doubtful accounts:

For the quarter ended September 30, 2004, our provision for doubtful accounts was $1.6 million, or 1.6% of revenue, compared to $8.1 million, or 9.8% of revenue, for the prior year quarter.  For the nine months ended September 30, 2004, our provision for doubtful accounts was $4.6 million, or 1.5% of revenue, compared to $12.3 million, or 4.7% of revenue, for the corresponding prior year period.  In the prior year periods, operational difficulties in our Texas locations resulted in a special provision for doubtful accounts of $6.8 million recorded in the quarter ended September 30, 2003.  We had also recorded additional provisions for doubtful accounts for our Texas accounts receivable in the preceding quarter ended June 30, 2003.  The underlying operational issues that led to these additional provisions have been addressed and no further provision accruals have been necessary.   Our current year bad debt provision rates of 1.6% for the quarter and 1.5% for the nine months ended September 30, 2004 reflect a shift in our mix of business toward products and services with lower reimbursement risk, and also reflect operational improvements in our overall billing and collections process.

Depreciation and amortization:

For the quarter ended September 30, 2004, depreciation and amortization expense was $700,000 compared to $1.1 million for the quarter ended September 30, 2003.  For the nine months ended September 30, 2004, depreciation and amortization was $2.0 million compared to $2.5 million for the prior year period.  In the prior year quarter ended September 30, 2003, we recorded a $400,000 write-down of the cost of an internally-developed software product.  This accounts for the majority of the decline in depreciation and amortization expense in the current year periods.  The remainder of the decline in the current year periods is due to a reduction in amortization of intangible assets acquired through prior years’ acquisitions as those assets became fully amortized.

The depreciation expense contained within operating expenses on our statements of income only relates to non-revenue producing assets, such as furniture and fixtures and leasehold improvements.  Depreciation for revenue-producing equipment such as rental medical equipment and delivery vehicles is included in cost of goods sold and cost of services provided, respectively.

Operating income:

Our operating income for the quarter ended September 30, 2004 was $7.8 million compared to an operating loss of $5.0 million in the corresponding prior year quarter.  Operating income for the nine months ended September 30, 2004 was $22.8 million, which represents an increase of 177.9% over the operating income of $8.2 million in the corresponding prior year period.  Our operating income of $7.8 million for the quarter ended September 30, 2004 equaled our operating income for the preceding quarter ended June 30, 2004.  The increase in operating income in the current year periods was the result of our revenue growth in both infusion pharmacy and specialty pharmacy services, along with ongoing cost-containment efforts.  In the prior year periods, operating income was suppressed by the bad debt and restructuring charges totaling $7.8 million that we recorded in the quarter ended September 30, 2003.

Interest Income/(Expense), net:

We generated net interest income of $54,000 during the quarter, compared to net interest expense of $176,000 in the prior year quarter.  For the nine months ended September 30, 2004, we generated net interest income of $89,000 compared to interest expense of $282,000 in the corresponding prior year period.  Our interest expense in the prior year periods was due to borrowings against our credit facility to finance acquisition activities.  Subsequent positive operating cash flows allowed us to pay off our credit facility balance in 2003 and accumulate cash reserves throughout 2004.

Income taxes:

For the quarter ended September 30, 2004, our provision for income taxes was $3.1 million compared to an income tax benefit of $2.1 million in the prior year quarter.  Our provision for income taxes for the nine months ended September 30, 2004 was $9.1 million compared to a $3.1million provision for the corresponding prior year period.  As a percentage of pre-tax income, our income tax rate was 40.0% for the current year periods compared to 39.3% for the nine months ended September 30, 2003.  The slight increase in provision rate was related to our increased profitability in the current year periods, which resulted in a higher federal income tax rate.

Net income:

Our net income for the quarter ended September 30, 2004 was $4.6 million, which is $7.6 million higher than our net loss of $3.0 million in the corresponding prior year quarter.  For the nine months ended September 30, 2004, our net income was $13.6 million, which is higher by $8.9 million, or 186.8%, than our net income of $4.7 million for the corresponding prior year period.  These increases in net income were the result of our revenue growth and cost containment efforts, and due to the bad debt and restructuring charges recorded in the quarter ended September 30, 2003 that suppressed our net income in the prior year periods.

Diluted shares & earnings per share:

For the quarter ended September 30, 2004, our diluted earnings were $0.21 per share, an increase of $0.35 per share over our net loss of $0.14 per diluted share in the prior year quarter.  For the nine months ended September 30, 2004, diluted earnings were $0.63 per share, which is an increase of $0.41 per share over the corresponding prior year period.  Total diluted shares were 22.0 million for the quarter ended September 30, 2004 compared to 20.9 million for the prior year quarter.  For the nine months ended September 30, 2004, total diluted shares were 21.8 million, compared to 21.3 million in the prior year period.  The increases in diluted shares were due to issuance of new shares for employee stock option exercises and stock purchases under our employee stock purchase plan, partially offset by our purchase and subsequent retirement of treasury stock during 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended September 30, 2004, we financed our operations through current cash flows and the use of cash reserves.  We continue to generate positive operating cash flows and ended the quarter with $17.7 million in cash.

Operating Cash Flows:

Operations provided $20.1 million of positive cash flow during the nine months ended September 30, 2004 compared to $23.2 million provided by operations during the corresponding prior year period.  The primary causes of our positive operating cash flow for the nine months ended September 30, 2004 were our net income and our effective billing and collections practices.  Our net income increased in 2004 due to renewed and refocused sales efforts, and consistent cash collections performance allowed us to reduce our days sales outstanding from 61 days as of December 31, 2003 to 58 days as of September 30, 2004.

Investing Cash Flows.

During the nine months ended September 30, 2004, investing activities used $7.3 million in cash compared to $17.8 million used in the corresponding prior year period.  Of the current year expenditures, $4.1 million was used to acquire equipment and other fixed assets and $3.1 million was used for funding business acquisitions.  Our equipment and other fixed asset expenditures consisted of the following:  $1.9 million for infusion pumps and other revenue-generating medical equipment; $1.2 million for infrastructure items such as furniture, fixtures and computer equipment; $700,000 for externally-developed and internally-developed software programs; and $300,000 for vehicles and leasehold improvements.   In total, we have completed four small acquisitions thus far in 2004, all of which were aimed at consolidating market share in markets that we currently serve.  We paid $3.1 million in cash and may owe additional consideration of approximately $1.4 million.   In the prior year, our primary use of cash for investing activities was to acquire the 40% minority interest of a specialty pharmacy business of which we acquired a majority interest in 2002.

Financing Cash Flows:

We generated $900,000 in cash from financing activities during the nine months ended September 30, 2004, compared to $2.4 million used by financing activities in the prior year period.  In the current year, we generated $3.1 million from our employees’ exercise of stock options and from employee contributions to our 2004 employee stock purchase plan.  We used $900,000 in cash to purchase treasury stock, approximately $900,000 for cash dividends to our stockholders, and $400,000 to make scheduled payments on capital leases and other fixed-rate debt.  There has been no net borrowing under our credit facility during 2004.  We began and ended the current year period with no outstanding balance.

Credit Facility:

On March 29, 2002, Option Care signed a $60 million revolving Credit and Security Agreement with J.P. Morgan Business Credit Corp., JPMorgan Chase Bank and LaSalle Bank N.A.  On June 15, 2004, we signed an amendment to this agreement to reduce the overall facility from $60 million to $20 million.   The agreement had a scheduled expiration date of March 29, 2005.  Effective October 29, 2004, we early terminated our Credit and Security Agreement with J.P. Morgan Business Credit Corp. in anticipation of closing our $75 million offering of 2.25% Convertible Senior Notes to qualified institutional buyers on November 2, 2004.  There was no penalty assessed for early termination of the Credit and Security Agreement.  Availability under this facility was related to percentages of our outstanding accounts receivable and inventory balances, less certain ineligible amounts, as defined in the agreement.  The agreement required us to comply with various financial covenants on a quarterly basis.  As of September 30, 2004 and December 31, 2003, we had no outstanding balance under this facility.  We had borrowing availability of $17.0 million as of September 30, 2004 and $37.7 million as of December 31, 2003 based on our accounts receivable and inventory balances on those dates, and based on the size and terms of the facility at those dates.

Convertible Senior Notes:

On November 2, 2004, we closed on our offering of $75 million of 2.25% Convertible Senior Notes to qualified institutional buyers.

The initial purchasers were granted the option to purchase up to an additional $11.25 million principal amount of notes.  The convertible notes are senior unsecured obligations of Option Care and will be convertible, under certain circumstances, into a combination of cash and common stock.  In general upon conversion, the holder of each note will receive the conversion value of the note payable in cash up to the principal amount of the note and common stock for the note’s conversion value in excess of such principal amount.  The initial conversion price is $18.01 per share.  The convertible notes will mature on November 1, 2024 and will not be redeemable by us prior to November 1, 2009.  Holders of the convertible notes will be able to require us to repurchase all or a portion of the convertible notes for cash on November 1, 2009, 2014 and 2019.

Accounts Receivable:

The following table sets forth information regarding our accounts receivable as of the dates indicated (dollar amounts in thousands):

	September 30, 2004	December 31, 2003

Accounts receivable	$71,157	$70,692
Less allowance for doubtful accounts	(8,231)	(8,502)

Accounts receivable, net of allowance for doubtful accounts	$62,926	$62,190

Days sales outstanding (DSO)(1)	58	61

(1)          DSO is calculated using the exhaustion method based on accounts receivable net of allowance for doubtful accounts, and considers only our specialty pharmacy service line and infusion and related healthcare services line.

Our accounts receivable, net of bad debt reserves, increased by $700,000, or 1.2% at September 30, 2004 as compared to December 31, 2003.  This increase in net accounts receivable was due to revenue growth.  We generated revenue of $100.0 million in the quarter ended September 30, 2004 compared to $95.7 million in the quarter ended December 31, 2003.  This 4.4% increase in revenue was greater than our 1.2% increase in net accounts receivable, evidencing the improved cash collection performance that led to a 3-day reduction to our DSO.

The following table sets forth the percentage breakdown of our trade accounts receivable by aging category and by major payor as of the dates indicated:

	September 30, 2004	December 31, 2003
By Aging Category (2):
Aged 0-90 days	68.6%	72.4%
Aged 91-180 days	12.5%	12.5%
Aged 181-365 days	11.3%	10.7%
Aged over 365 days	7.6%	4.4%

Total	100.0%	100.0%

By Major Payor:
Medicare and Medicaid	17%	20%
Blue Cross and Blue Shield of Florida	8%	9%
All other payors	75%	71%

Total	100%	100%

(2)          Accounts receivable by aging category considers only accounts of our specialty pharmacy service line and infusion and related healthcare service line.

Our days’ sales outstanding (DSO) was 58 days as of September 30, 2004, which was three days less than our DSO at December 31, 2003.  Our billing and collections performance improved as we re-focused on training and adherence to policies late in 2003 and throughout 2004.  We continue to pursue electronic billing and other methods and practices to shorten our collection cycle.

As of September 30, 2004, we had cash and cash equivalents of approximately $17.7 million, an increase of $13.7 million over the balance at December 31, 2003.  We continued to generate strong net income and positive operating cash flows throughout the first three quarters of 2004, allowing us to build cash reserves.  We believe that cash flow from operations and the cash received from our $75 million convertible senior notes offering completed November 2, 2004  will be sufficient to meet our operating cash needs for the foreseeable future, including any interest due on the convertible notes and our other debts.  In the event that additional capital is required, management cannot assure that such capital can be obtained from other sources on terms acceptable to us, if at all.

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

Goodwill and Other Intangible Assets

As of September 30, 2004, we had net goodwill and other intangible assets totaling $66.5 million, consisting of $65.8 million of goodwill and $700,000 of other intangible assets such as non-compete agreements and managed care contracts.  As of December 31, 2003, net goodwill and other intangible assets equaled $66.1 million, consisting of $65.0 million of goodwill and $1.1 million of other intangible assets.  During the nine months ended September 30, 2004, goodwill increased $800,000, primarily as a result of the four acquisitions completed in 2004.  Other intangible assets increased $100,000 as a result of these acquisitions, offset by amortization of $500,000 during the period.

As required by Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we do not amortize goodwill, but test our goodwill for impairment annually each October 1st, or whenever we identify events or conditions that could potentially result in impairment of our goodwill.  During the quarter ended September 30, 2004, no impairment of goodwill was identified.  We completed our annual goodwill impairment test on October 1, 2004, and identified no impairment of our goodwill.

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

While the majority of our revenue is reimbursed by managed care organizations and other non-government payors, these changes to the way in which Medicare pays for outpatient drugs and biologicals may have a financial impact on us or our franchisees. In addition, as CMS implements the ASP model of reimbursement, it may affect our current AWP based reimbursement structure with our managed care customers. If managed care organizations adopt an ASP-based reimbursement model, our future financial position and results of operations could be materially affected by our ability to renegotiate pricing based on the new methodology.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these statements requires us to make estimates and judgments that in certain circumstances affect the reported amounts of assets, liabilities, revenues and expenses and their related disclosures. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable. Actual results may vary from these estimates under different assumptions or conditions. We annually review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to our financial condition and results of operations, as well as our current business environment. Management believes that of our significant accounting policies, the following policies involve the greatest degree of judgment and/or complexity: revenue recognition and contractual adjustments; accounts receivable and allowances for doubtful accounts; goodwill and other intangible assets; and computer software development costs.  For a complete discussion of these accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2003.

FORWARD LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q contains statements that are or will be forward-looking, within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to acquisitions and other business development activities, future capital expenditures and cash needs and the effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us, or on our behalf. These risks and uncertainties include, but are not limited to the risk factors set forth in our Current Report on Form 8-K filed on October 26, 2004, uncertainties affecting our businesses and our franchisees relating to acquisitions and divestitures (including continuing obligations with respect to completed transactions), sales and renewals of franchises, government and regulatory policies (including federal, state and local efforts to reform the delivery of and payment for healthcare services), general economic conditions (including economic conditions affecting the healthcare industry in particular), the pricing and availability of equipment and services, technological developments and changes in the competitive environment in which we operate.  This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing and cash management activities. As of September 30, 2004, our primary potential market risk was related to our $20 million revolving Credit and Security Agreement with J.P. Morgan Business Credit Corporation.  However, we had no outstanding balance under this facility as of September 30, 2004, and no other variable-rate debt.   Our fixed-rate debt at September 30, 2004 was $100,000.  Our main exposure to changes in interest rates was related to management of our cash reserves, which were $17.7 million as of September 30, 2004.  A 1% decline in interest rates earned on these cash reserves would result in a $177,000 annual decline in interest income.

On November 2, 2004, we completed a $75 million offering of 2.25% convertible senior notes to qualified institutional buyers.  The buyers have been granted an option to purchase up to an additional $11.25 million in notes.  The notes are due 2024 and cannot be redeemed by us or by the holders before November 1, 2009.  Our initial net proceeds from the offering were $72.75 million after paying underwriting fees of $2.25 million. As a result of this offering, we are committed to paying interest of approximately $1.7 million per year for the first five years covered by the notes.  Since the interest rate on these notes is fixed at 2.25%, we are not subject to interest rate risk related to this debt.

In contrast, we are subject to market risk related to the cash generated from the convertible senior notes offering.  Initially, the majority of the $72.75 million in net proceeds from this offering will be held in reserves and invested.  Ultimately, we intend to use the cash generated by this offering to fund acquisitions, stock repurchases, working capital and for other general corporate purposes.  Our investment objective for our cash reserves is to maximize return while preserving capital and maintaining sufficient liquidity to respond to business needs and opportunities.  We may utilize a mix of maturities and a mix of both fixed-rate and variable-rate investments in order to manage our exposure to changes in interest rates for our cash reserves.

ITEM 4.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2004. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are subject to claims and legal actions that may arise in the ordinary course of business. However, we maintain insurance to protect against such claims or legal actions. We are not aware of any litigation either pending or filed that we believe is likely to have a material adverse effect on our results of operation or financial condition.

We were named as a defendant in a lawsuit filed on December 31, 2002 in the District Court, Bexar County, State of Texas under the caption Candace Booker, et. al. vs. Option Care, Inc. et. al, No. 2002 CI 18401.  Plaintiffs alleged that we negligently prepared a prescription resulting in a fatal injury.  During 2004, we entered into an agreement with the plaintiffs to settle this case.  The settlement amount fell within the limits of our general and professional liability insurance coverage for this claim and will be paid by our insurer.  Our obligation will be limited to the $25,000 deductible applicable to this claim.

ITEM 2.  Changes in Securities and Use of Proceeds

None during the quarterly period ended September 30, 2004.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTION CARE, INC.
Date: November 9, 2004	By:	/s/ Paul Mastrapa
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

10.38

Fifth Amendment to Credit and Security Agreement, dated June 15, 2004, by and among Option Care, Inc. and the domestic subsidiaries party thereto, as Borrowers, the Lending Institutions party thereto, as Lenders, J.P. Morgan Business Credit Corp., as Advisor, and JPMorgan Chase Bank, as Administrative and Collateral Agent and Arranger, and LaSalle Bank National Association, as Co-Agent. Filed as Exhibit 10.38 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated by reference herein.

10.39	Chief Executive Officer Employment Agreement between Option Care, Inc. and Rajat Rai, effective May 11, 2004. Filed as Exhibit 10.39 to this Quarterly Report on Form 10-Q.

10.40	Executive Severance Agreement between Option Care, Inc. and Paul Mastrapa. Filed as Exhibit 10.40 to this Quarterly Report on Form 10-Q.

10.41	Executive Severance Agreement between Option Care, Inc. and Joseph P. Bonaccorsi. Filed as Exhibit 10.41 to this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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