Form 10-K
period 2004-12-31
OPTION CARE INC/DE
filed 2005-03-16
CIK 884064

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File No. 0-19878

OPTION CARE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3791193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
485 Half Day Road, Suite 300 Buffalo Grove, IL	60089
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (847) 465-2100
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value per Share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒  No  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $211,651,000 (based on closing sale price on June 30, 2004 of $15.26 per share as reported on the NASDAQ National Market). Solely for purposes of the foregoing calculation of aggregate market value of voting stock held by non-affiliates, the registrant has assumed that all directors and executive officers of the registrant are affiliates of the registrant. Such assumption shall not be deemed a determination by the registrant that such persons are affiliates of the registrant for any purposes.

The number of shares of Common Stock outstanding as of March 1, 2005 was 21,326,755.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2005 annual stockholders’ meeting are incorporated by reference in Part III of this Report.

OPTION CARE, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included or incorporated by reference in this Annual Report on Form 10-K, including information in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain, or may contain, statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures and the anticipated or potential effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us, or on our behalf. These risks and uncertainties include, but are not limited to, uncertainties affecting our businesses and our franchisees’ relating to acquisitions and divestitures (including continuing obligations with respect to completed transactions), sales and renewals of franchises, government and regulatory policies (including federal, state and local efforts to reform the delivery of and payment for healthcare services), general economic conditions (including economic conditions affecting the healthcare industry in particular), the pricing and availability of goods and services, technological developments and changes in the competitive environment in which we operate. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report or to reflect the occurrence of unanticipated events.

PART I

Item 1.                        BUSINESS

BUSINESS

Option Care is a leading integrated provider of home infusion pharmacy services and specialty pharmacy services to patients with acute or chronic conditions that can be treated at home, at one of our local ambulatory infusion centers or in a physician’s office. We provide these services to patients on behalf of managed care organizations, government healthcare programs and biopharmaceutical manufacturers through two central high volume distribution facilities, 39 company-owned locations and 83 franchised locations. Our services include the distribution and administration of infused and injectible medications, patient care coordination, clinical and compliance management and reimbursement support. For the years ended December 31, 2004 and 2003, we generated net revenue of $414.4 million and $355.4 million, respectively, and net income of $18.9 million and $8.7 million, respectively.

We are a leading provider to managed care organizations and other third party payors, patients, physicians and pharmaceutical manufacturers with a cost-effective solution for both home infusion pharmacy services and specialty pharmacy services nationwide. Our combination of national and local distribution capabilities, sales and marketing resources, clinical staff and information systems support our customers as follows:

•       Payors—We provide payors with a comprehensive approach to meeting their pharmacy services needs. Our home infusion pharmacy services offer a lower cost alternative to providing these therapies in a hospital setting. We offer the flexibility of providing home infusion pharmacy services at the patient’s home or at one of our local ambulatory infusion centers. Our specialty pharmacy services offer payors a cost effective solution for the distribution of specialty pharmaceuticals directly to patients for self-administration. We also provide the direct distribution of biotech  pharmaceuticals to physicians’ offices for in-office administration. This provides payors with a cost-effective alternative to direct billing of biotech pharmaceuticals by physicians. We also provide payors with utilization and outcomes data to evaluate therapy effectiveness.

•       Patients—We improve patients’ quality of life by allowing them to remain at home while receiving necessary medications, supplies and services or visit one of our ambulatory infusion centers to receive care. In addition, we help manage patients’ conditions through counseling and education regarding their treatment and by providing ongoing monitoring to encourage patient compliance with the prescribed therapy. We also provide services to help patients receive reimbursement benefits.

•       Physicians—We assist physicians with time-intensive patient support by providing care management related to their patients’ pharmacy needs and improving compliance with therapy protocols. We eliminate the need for physicians to carry inventories of high cost prescriptions by distributing the medications directly to patients’ homes or, if required, to the physicians’ offices. Additionally, we either bill the payor directly or assist the patient in the submission of claims to the payor.

•       Pharmaceutical Manufacturers—We provide pharmaceutical manufacturers with a broad distribution channel for their existing pharmaceuticals and their new product launches. Our team of approximately 100 salespeople helps pharmaceutical manufacturers increase the visibility of their products to prescribing physicians. We implement patient monitoring programs that encourage compliance with the prescribed therapy. We also provide valuable clinical information in the form of outcomes and compliance data to support manufacturer research initiatives and reporting requirements.

Our company was founded in 1979 and was a pioneer in the delivery of home infusion services. The industry was formed when the technology emerged allowing for the safe and cost-effective administration of infused medications in a home environment. In addition, Medicare reimbursement changes in 1984 encouraged hospitals to reduce length of stays creating increased discharges to alternate site settings. During the 1980’s, we expanded our services nationally with a franchise model targeting markets with populations of fewer than 300,000. We completed our initial public offering on April 23, 1992 and embarked on transitioning the company from a franchise organization to a healthcare services provider through an acquisition program targeting franchised and non-affiliated operations.

During the 1990’s, we focused on building a leadership position in the home infusion industry and began to leverage our local pharmacy capabilities to distribute niche high cost therapies targeting chronic conditions. Due to the robust biotech pharmaceutical product pipeline, we have seen a significant increase in the distribution of these high cost injectible medications. As a result, we have created a specialized service offering that meets the needs of patients, product manufacturers and managed care organizations.

Our common stock is traded on the NASDAQ National Market under the symbol “OPTN.” We are engaged in one reportable industry segment containing three service lines: specialty pharmacy; infusion and related healthcare services; and other.

We have one reportable segment with three distinct service lines—specialty pharmacy, infusion and related healthcare services and other. The following table presents summarized information about our revenue by service line for each of the three years ended December 31, 2004 (amounts in thousands):

	Years Ended December 31,
	2004		2003		2002
	Amounts	% of Total	Amounts	% of Total	Amounts	% of Total
Revenue:
Specialty pharmacy	$249,697	60.2%	$208,557	58.7%	$181,049	56.5%
Infusion and related healthcare services	153,302	37.0%	136,192	38.3%	129,146	40.3%
Other	11,431	2.8%	10,691	3.0%	10,301	3.2%
Total revenue	$414,430	100.0%	$355,440	100.0%	$320,496	100.0%

INDUSTRY OVERVIEW

Healthcare related expenditures constitute a large and growing segment of the US economy. According to estimates by the Centers for Medicare & Medicaid Services, national health expenditures reached an estimated $1.7 trillion in 2003 and are expected to increase to $3.4 trillion by 2013. In 2002, prescription drug expenditures were $162 billion, representing 10% of national healthcare expenditures for that year. Prescription drugs remain among the fastest-growing categories of healthcare expenditure, increasing by 15.3% in 2002. We believe the recently enacted Medicare Prescription, Drug, Improvement, and Modernization Act of 2003 (MPDIMA) should support the viability of Option Care’s specialty pharmacy business. Reimbursement for drugs furnished in connection with durable medical equipment (DME) continues for 2004 and 2005 and does not appear to be adversely impacted. Two important trends that impact our business have emerged in relation to healthcare spending. These trends are positively impacting the growth of many services we provide:

•       Government programs, private insurance companies, managed care organizations and self-insured employers have implemented various cost-containment measures to limit the growth of healthcare expenditures. These cost-containment measures, together with technological advances, have resulted in a shift in the delivery of many healthcare services away from traditional hospital settings to more cost-effective settings, including patients’ homes.

•       As a result of the proliferation of biotech research and development, biotech companies and pharmaceuticals manufacturers have developed a variety of high cost biotech pharmaceuticals. These biotech pharmaceuticals are most often used in the treatment of chronic conditions such as multiple sclerosis, growth hormone disorders, hemophilia, cancer and immune deficiency disorders. These biotech pharmaceuticals, which in many cases cost over $10,000 per patient per year, are typically used on a recurring basis for extended periods of time and require special inventory handling, administration and patient compliance monitoring. Historically, traditional pharmacy distribution channels have not been designed to handle the additional services required by many of these medications.

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

•       Increased number of therapies that can be safely administered in patients’ homes;

•       Patient preference for at-home treatment;

•       Increased acceptance of home infusion by the medical community and by managed care organizations and other payors;

•       Technological innovations such as implantable injection ports, vascular access devices and portable infusion control devices;

•       Increase utilization of home infusion therapies due to demographic trends, in particular increasing life expectancies.

Specialty Pharmacy Services

Specialty pharmacy services involve the distribution of injectible and infused pharmaceuticals, as well as related support services, for patients with chronic health conditions. These pharmaceuticals can be directly distributed to the patient or to the patient’s physician for in-office administration and in many cases cost over $10,000 per patient per year. These pharmaceuticals may require refrigeration during shipping as well as special handling to prevent potency degradation. Patients receiving treatment usually require special counseling and education regarding their condition and treatment programs. The specialty pharmacy services industry primarily treats conditions such as multiple sclerosis, growth hormone disorders, hemophilia, cancer, immune deficiency disorders, asthma and other chronic conditions. Retail pharmacies and other traditional distributors generally are designed to carry inventories of low cost, high volume products and therefore are not equipped to handle the high cost, low volume specialty pharmaceuticals that have specialized requirements. As a result, these pharmaceuticals are generally provided by pharmacies that focus primarily on filling, labeling and delivering specialty pharmaceuticals and related support services. Depending on therapy, specialty pharmaceuticals may be administered at the patient’s home, a physician’s office or at an ambulatory infusion center.

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

OUR STRATEGY

We leverage our 25 years of clinical experience, the wide geographical coverage of our two central high volume distribution facilities and 39 company-owned locations and 83 franchise locations, as well as our flexible distribution model which includes the delivery of our services to patients’ homes, physicians’ offices or our local ambulatory infusion centers, to make us an attractive provider to managed care organizations, insurance companies and other third party payors and referral sources seeking a single source for infusion pharmacy services and specialty pharmacy services. We intend to increase our revenue and profitability by implementing the following strategies:

•       Infusion Pharmacy Growth Strategy

We intend to strengthen our position as the leading national provider of infusion therapy by investing in sales execution to new and existing referral sources and through selective acquisitions and start-ups that expand our geographic coverage into new markets and consolidate providers in existing markets that we serve.

•       Specialty Pharmacy Growth Strategies

We have two strategies to providing specialty pharmacy services:

•        Manufacturer Strategy

We intend to expand our relationships with biotech and other pharmaceutical manufacturers in order to acquire distribution rights to existing and new products by providing centralized distribution, patient compliance programs, patient reimbursement support and clinical data. To support our operations and enhance the services provided under our relationships with pharmaceutical manufacturers, we maintain a national Specialty Care Pharmacy in Ann Arbor, Michigan to provide a central distribution channel for certain specialty pharmaceuticals.

•        Managed Care Strategy

We currently have contracts with most major managed care organizations, which cover approximately 75 million lives. We are actively implementing contracts for additional services with existing payors as well as new managed care relationships. We intend to expand existing relationships and enter into new relationships with managed care organizations to lower the cost of physician office-based biotech pharmaceuticals and provide utilization and outcomes data. Our specialty pharmacy in Miramar, Florida serves as a central management and distribution point for delivery of biotech pharmaceuticals to physician offices.

•       Acquisition Strategy

The home infusion industry is highly fragmented with the majority of service providers operating primarily in local or regional markets. Currently, there are approximately 3,000 home infusion providers operating in the United States—80% are small, “mom and pop” operations while the remaining 20% include a variety of local and national providers that are either independent pharmacies or hospital affiliated. We believe that few competitors possess the scale and resources to consolidate the industry and that our financial resources and operating strength give us an advantage in this area. Additionally, our franchise network provides us with a built-in pipeline of potential acquisition opportunities. Our typical franchise agreement provides us with a right of first refusal for the potential acquisition of an existing franchise.

OUR CORPORATE INFORMATION

We were incorporated in Delaware in July 1991. Our principal executive offices are located at 485 Half Day Road, Suite 300, Buffalo Grove, Illinois 60089, and our telephone number is (847) 465-2100. We maintain an Internet website at http:/www.optioncare.com.

OUR SERVICES

Home Infusion Pharmacy and Related Healthcare Services

As of December 31, 2004, our home infusion pharmacy services are provided through our local pharmacy network of 39 company-owned pharmacies. Our services are most typically provided in the patient’s home, but may also be provided at clinics, the physician’s office or at one of our ambulatory infusion centers. We offer patients and physicians the following products and services:

•       Medication and supplies for administration and use at home or within one of our ambulatory infusion centers;

•       Consultation and education regarding the patient’s condition and the prescribed medication;

•       Clinical monitoring and assistance in monitoring potential side effects; and

•       Assistance in obtaining reimbursement.

We provide the following home infusion therapies:

•       Total Parenteral Nutrition:   intravenous therapy providing required nutrients to patients with digestive or gastro-intestinal problems, most of whom have chronic conditions requiring treatment for life;

•       Anti-infective Therapy:   intravenous therapy providing medication for infections related to diseases such as osteomyelitis and urinary tract infections;

•       Pain Management:   intravenous or continuous injection therapy, delivered by a pump, providing analgesic pharmaceuticals to reduce pain;

•       Enteral Nutrition:   providing nutritional formula by tube directly into the stomach or colon;

•       Chemotherapy:   intravenous therapy providing prescription medications to treat cancer; and

•       Other therapies:   treating a wide range of medical conditions.

Some of our company-owned pharmacies also provide home health nursing services, respiratory therapy services and home medical equipment sales and rentals. We also have one location that provides home hospice services.

Specialty Pharmacy Services

As of December 31, 2004, we provide specialty pharmacy services through our two central high volume distribution facilities and our 39 company-owned local pharmacies. We purchase specialty pharmaceuticals from manufacturers and wholesale distributors, fill prescriptions provided by physicians, and label, package and deliver the pharmaceuticals to patients’ homes or physicians’ offices, either ourselves or through contract couriers. Depending on therapy, we may also administer the specialty pharmaceuticals to the patient at one of our ambulatory infusion centers. Our approach to delivering specialty pharmacy services includes a manufacturer strategy and managed care strategy to meet the unique needs of each customer segment. For selected drugs, we also supply clinical efficacy and outcomes data to the manufacturers.

We provide specialty pharmacy services to treat the following chronic high cost diseases:

•       Growth Hormone Deficiency:   a condition that prevents normal growth patterns in children, generally caused by disorders of the pituitary gland or kidneys. Therapy consists of daily injections of growth hormone and usually lasts seven to nine years.

•       Respiratory Synctial Virus (RSV) Prevention:   RSV is a major cause of respiratory disease in young children and infants. Treatment is directed toward high-risk pediatric patients, typically from infant to age two. The most common treatment consists of monthly injections throughout the “RSV season” which lasts from approximately October through April.

•       Hepatitis C Virus:   a viral infection which results in the inflammation of the liver. Left untreated, hepatitis C virus can cause serious liver damage. Treatment includes injections of interferon alfa products, which are proteins that boost the body’s immune system. Treatment can last up to 24 months.

•       Multiple Sclerosis:   a chronic, incurable, progressive disease of the central nervous system. The goal of treatment is to decrease the severity, intensity and duration of outbreaks and to slow the progression of the disease. Treatment regimens involve pharmaceutical injections, and products vary widely.

•       Hemophilia:   an inherited bleeding disorder that is caused by a blood clotting deficiency that results in a longer bleeding time. Hemophilia is one of the most costly diseases to treat. The treatment goal is to raise the level of the deficient clotting factor and maintain it in order to stop the bleeding. Treatments include infusion of the clotting factor products. The length of treatment depends on the severity of the bleeding episode, and the need for treatment continues throughout the life of the patient.

•       Immune Deficiency:   immune deficiencies are disorders which reduce the patient’s ability to identify and destroy substances which do not belong in the human body and are characterized by reduced levels of antibodies. Intravenous immune globulins, which are infused to treat the immune deficiencies, are concentrated antibodies that have been purified from large numbers of human blood donors.

•       Cancer:   includes a wide spectrum of tumors, abnormal growths and cellular abnormalities. Treatment includes radiation, chemotherapy and/or surgery. As a result of these treatments, patients may require therapies that combat anemia and increase white blood cell counts. Our specialty pharmacy programs provide chemothorapy and related products to physicians offices for in-office administration and to patients’ homes.

•       Asthma:   an inflammatory condition of the bronchial airways, most commonly caused by allergies. The inflammation leads to airway obstruction, chest tightness, coughing and wheezing. Treatment focuses on controlling symptoms and typically consists of inhaled corticosteroids. Our specialty pharmacy program provides patients with an injectible drug, Xolair®, designed for adults and adolescents with moderate to severe allergic asthma that is inadequately controlled by the use of inhaled corticosteroids.

Seasonality of Specialty Pharmacy Services

Our results of operations are partially affected by seasonal factors. One of the specialty pharmaceuticals that we distribute, Synagis®, is a preventive drug used to protect high-risk pediatric patients against respiratory synctial virus (RSV). Treatments typically consist of monthly Synagis® injections during the RSV season, which lasts from approximately October through April.

Our quarterly revenue from sales of Synagis® in 2004 and 2003 was as follows (amounts in thousands):

	2004				2003
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Synagis® revenue	$9,455	$571	$3,955	$14,251	$8,867	$435	$3,958	$11,998
Percent of total revenue	8.4%	0.6%	4.0%	13.8%	9.3%	0.5%	4.7%	13.0%

Other Revenue Sources:

•       Franchise Royalties and Related Fees:

We generate royalty revenue and related fees from our network of Option Care franchised locations. As of December 31, 2004, we have a network of 83 franchise locations operating under 64 separate franchise agreements throughout the United States.

•       Software License, Rental and Support:

Our subsidiary, Management by Information, Inc. (MBI), licenses, sells and supports proprietary software products created and designed for the home infusion pharmacy industry. Their products include an older, DOS-based product, as well as a new, browser-based product named iEmphsys™.

•       Vendor Rebates and Administration Fees:

Through the combined purchasing power of our company-owned and franchised locations, we are able to sign pharmaceutical purchase contracts with manufacturers and other vendors that provide us the opportunity to earn volume purchase rebates and vendor administration fees. Such fees are recorded as revenue to the extent that they are earned based on the purchase volume of our franchised locations.

BILLING & SIGNIFICANT PAYORS

We derive most of our revenue from contracts with third party payors, such as managed care organizations, insurance companies, self-insured employers and Medicare and Medicaid programs. Where permissible, we bill patients for any amounts not reimbursed by third party payors. For the most part, our infusion pharmacy revenue consists of reimbursement for both the cost of the pharmaceuticals sold and the cost of services provided. Pharmaceuticals are typically reimbursed on a percentage discount from the published average wholesale price (AWP) of each drug, while certain nursing and other patient support services and ancillary medical supplies are reimbursed separately or on a per diem basis, where applicable. Specialty pharmaceuticals are typically pre-packaged drugs that are self-injected by the patient or a trained in-home caregiver. Therefore, minimal service is provided and no per diem revenue is generated.

Our principal managed care contract is with Blue Cross and Blue Shield of Florida, Inc. (BC/BS of Florida). We provide infusion pharmacy and specialty pharmacy services to BC/BS of Florida members throughout the state of Florida. This contract renews annually each September for an additional one-year term, if not terminated by either party upon 90 days notice. For the year 2004, our contract with BC/BS of Florida produced $64.1 million in revenue. In 2004, 2003 and 2002, respectively, approximately 15%, 17% and 20% of our total revenue was related to this contract. As of December 31, 2004 and 2003, approximately 7% and 9% of Option Care’s accounts receivable were from BC/BS of Florida.

We also provide services that are reimbursable through government healthcare programs such as Medicare and state Medicaid programs. For the twelve months ended December 31, 2004, 2003 and 2002, respectively, approximately 18%, 18% and 15% of our revenue came from government healthcare programs such as Medicare and Medicaid. The accounts receivable related to these programs represented approximately 18% and 20% of our total accounts receivable, respectively, as of December 31, 2004 and 2003.

We bill payors and track all of our accounts receivable through computerized billing systems. The majority of our company-owned pharmacies utilize software that was developed by our subsidiary, Management by Information, Inc. (MBI). This software allows our billing staff the flexibility to review and edit claims in the system before they are submitted to payors. Claims are submitted to payors either electronically or through the mail. We utilize electronic claim submission whenever possible to expedite claim review and payment, and to minimize errors and omissions.

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

We generate accounts receivable aging reports from our MBI software and all the other billing systems that we use. We utilize these reports to help us monitor the condition of our outstanding receivables and evaluate the performance of our billing and reimbursement staff. We also utilize these aging reports, combined with historic write-off statistics generated from our billing systems, to determine our required level of bad debt reserves.

Our financial performance is highly dependent upon effective billing and collection practices at each of our company-owned pharmacies. The process begins with an accurate and complete patient admission process, in which all critical information about the patient, the patient’s insurance and their care needs is gathered. A critical part of this process is verification of insurance coverage and authorization from insurance to provide the required care, which typically takes place before we initiate services. The only exception occurs when a patient referral is received outside of normal business hours, but we have an existing contractual relationship with the patient’s insurance carrier. In such cases, we provide the patient with sufficient drugs and services to last until the next business day, when the patient’s insurance coverage can be verified.

FRANCHISE PROGRAM

Our franchise program was developed to increase our geographical presence and to provide a national network of pharmacies to service the needs of our managed care customers without requiring extensive capital expenditures. In marketing our franchise program, we target independent infusion pharmacies that would benefit from participating in our national and regional managed care and manufacturer contracts as well as in our marketing programs. Our franchised locations are given a license to operate an Option Care branded pharmacy in a defined territory to provide infusion therapy and related products and services.

We receive a start-up fee upon execution of the franchise agreement with subsequent royalties based on a percentage of gross receipts of the franchised location. Each franchisee is required to maintain a licensed pharmacy equipped to compound medications in a sterile environment as prescribed by physicians. In the program that we are currently marketing, the franchisee must use our proprietary software and obtain specified liability insurance protecting the franchise owner and us against claims arising from the operation of the franchised business. The franchisees may participate in our managed care and manufacturer contracts. Our franchisees may also purchase pharmaceuticals and supplies from a preferred list of vendors under contract with us. This frequently allows us and the franchisee to obtain volume discount pricing. Most of our franchise agreements also provide us with a right of first refusal for the potential acquisition of the franchise. However, none of our current agreements grants us the option to purchase the franchise at our will.

As of December 31, 2004, we had 83 franchised pharmacy locations operating under 64 separate franchise agreements. Approximately 58% of our franchise agreements come up for renewal in the four-year period from 2006 through 2009. As franchise agreements near expiration, we expect to propose new agreements to maintain the network. If we cannot reach agreement with the franchisee and the franchise expires, the franchisee is required to cease using the Option Care trademark and will not be able to access our managed care agreements or purchasing contracts. We would then be free to re-franchise the territory or to service the territory with a company-owned facility.

The following table summarizes the termination dates of our franchise agreements, by year, and presents the percentage of our 2004 royalty revenue attributable to franchises terminating in each year:

Year ended December 31,	Number of franchise Agreements expiring	Percent of 2004 Royalty Revenue
2005	6	9.4%
2006	9	12.4%
2007(1)	10	24.8%
2008	9	12.8%
2009	9	14.1%
2010	5	6.0%
2011	7	10.5%
2012-2017	9	10.0%
	64	100.0%

(1)          Includes St. Cloud, MN franchise, which we acquired on February 4, 2005.

To facilitate our specialty pharmacy services, we have entered into participation agreements with 55 of our 83 franchised pharmacy locations. Of the franchisees that have signed participation agreements, 35 are actively providing specialty pharmacy services. The participation agreements provide that we will pay a fee to the franchisee if we sell selected specialty pharmacy services in that franchisee’s territory, and also provide for a reduced royalty rate on related sales of specialty pharmaceuticals made by the franchisee. We continue to offer participation agreements to selected franchisees. The franchise program that we are currently marketing specifically provides for specialty pharmacy sales and related services by us in the franchised territory.

PROPRIETARY DATA MANAGEMENT SYSTEM

Our wholly owned subsidiary, Management by Information, Inc. (MBI), has developed proprietary software systems designed to manage the intake, dispensing, clinical, billing and collection processes for home infusion pharmacies. These products also contain a component for managing the clinical, billing, and inventory tracking functions for respiratory therapy/durable medical equipment (RT/DME) businesses. We license and service our software systems to non-affiliated home infusion pharmacy and durable medical equipment companies, and to several of our franchisees. We also use MBI’s systems internally to manage the operations of the majority of our company-owned local pharmacies and RT/DME businesses.

MBI has completed development of the next generation of its software product—a scalable, browser-based system named iEmphsys™—and began marketing the software to third-party customers in 2003. As of December 31, 2004, we are utilizing iEmphsys™ in seven of our company-owned pharmacies and are planning to install iEmphsys™ in all of our company-owned pharmacies. This software is currently being marketed as a stand-alone product to be utilized on a local area network. We are continuing to enhance the product to improve upon its capabilities.

SALES AND MARKETING

Our sales and marketing efforts focus on three primary objectives: (1) building new relationships and expanding existing contracts with managed care organizations; (2) establishing, maintaining and strengthening relationships with local and regional patient referral sources; and (3) maintaining existing and developing new relationships with biotech drug manufacturers to gain distribution access as they release new products. Our national and regional sales directors focus primarily on establishing and expanding our contracts with managed care organizations, while our local account managers focus on pull-through from these contracts by developing and maintaining relationships with local and regional referral sources, such as physicians, hospital discharge planners and case managers. In addition, we have a sales force focused on maintaining and expanding our relationships with biotech drug manufacturers to establish our position as a participating provider when they release new products.

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

COMPETITION

Our pharmacies compete in the large and highly fragmented home infusion and specialty pharmacy markets. We compete for contracts with managed care organizations and other third party payors and compete to receive referrals from physicians, case managers and hospital discharge planners. Competition in the home infusion market is based on quality of care, cost of service and reputation. Competition in the specialty pharmacy market is based on price, reliability of service and reputation. Some of our existing and potential competitors in the home infusion market include integrated home healthcare providers such as Apria Healthcare Group Inc. and Coram Healthcare Corporation, and local providers of alternate site healthcare services such as hospitals, local home health agencies and other local providers. In the specialty pharmacy market, our existing and potential competitors include specialty pharmacy providers such as Accredo Health Inc., Caremark Rx, Priority Healthcare Corporation and others, specialized retail pharmacies such as PharmaCare, a division of CVS Corporation, pharmacy benefit management companies, wholesalers and retail pharmacies. In each market, some of these current competitors have, and our potential future competitors may have, greater financial, operational, sales and marketing resources than us. However, we believe that our reputation for providing quality services, the strength of our growing national presence and our ability to effectively market our services at national, regional and local levels places us in a strong position against existing and potential competitors. We also believe that our dual presence in the local infusion pharmacy market and the national specialty pharmacy market provide synergies and make us more appealing to the managed care community than the majority of our competitors.

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

Professional Licensure.   Nurses, pharmacists and certain other healthcare professionals employed by us are required to be individually licensed or certified under applicable state law. We perform criminal and other background checks on employees and take steps to ensure that our employees possess all necessary licenses and certifications, and we believe that our employees comply in all material respects with applicable licensure laws.

Each of our franchisees is responsible for ensuring the licensing or certification of its employees in accordance with applicable law, performing any criminal or other background checks required by state law, and ensuring that all employees perform only those tasks which fall within their authorized scope of practice. While each franchisee is responsible for any failure or non-compliance with respect to these licensure and scope of practice issues, any such failure or non-compliance by a franchisee that impacts such franchisee’s operations could have an adverse effect on our business.

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

Laws enforced by the Drug Enforcement Administration, as well as some similar state agencies, require our pharmacy locations to individually register in order to handle controlled substances, including prescription pharmaceuticals. A separate registration is required at each principal place of business where we dispense controlled substances. Federal and state laws also require that we follow specific labeling, reporting and record-keeping requirements for controlled substances. We maintain federal and state controlled substance registrations for each of our facilities that require such registration and follow procedures intended to comply with all applicable federal and state requirements regarding controlled substances.

Many states in which we operate also require home infusion companies to be licensed as home health agencies. We believe we are in compliance with these laws as applicable.

Food, Drug and Cosmetic Act.   Certain provisions of the federal Food, Drug and Cosmetic Act govern the handling and distribution of pharmaceutical products. This law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements as long as they are not adulterated or misbranded and are dispensed in accordance with and pursuant to a valid prescription. To the extent that this law applies to us, we believe that we comply with all applicable requirements.

Fraud and Abuse Laws—Anti-Kickback Statute.   The federal Anti-Kickback Statute prohibits individuals and entities from knowingly and willfully paying, offering, receiving, or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered by Medicare, Medicaid, or other government healthcare programs. The federal courts have held that an arrangement violates the Anti-Kickback Statute if any one purpose of the remuneration is to induce the referral of patients covered by the Medicare or Medicaid programs, even if another purpose of the payment is to compensate an individual for rendered services. The Anti-Kickback Statute is extremely broad and potentially covers many standard business arrangements. Violations can lead to significant penalties, including criminal fines of up to $25,000 per violation and/or five years imprisonment, civil monetary penalties of up to $50,000 per violation plus treble damages, and/or exclusion from participation in Medicare, Medicaid, and other federal government healthcare programs. In an effort to clarify the conduct prohibited by the Anti-Kickback Statute, the Office of the Inspector General (OIG) of the United States Department of Health and Human Services has published regulations that identify a limited number of safe harbors. Business arrangements that satisfy all of the elements of a safe harbor are immune from criminal enforcement or civil administrative actions. The Anti-Kickback Statute is an intent based statute and the failure of a business relationship to satisfy all of the elements of a safe harbor does not in and of itself mean that the business relationship violates the Anti-Kickback Statute. The OIG, in its commentary to the safe harbor regulations, has recognized that many business arrangements that do not satisfy a safe harbor nonetheless operate without the type of abuses the Anti-Kickback Statute is designed to prevent. We attempt to structure our business relationships to satisfy an applicable safe harbor. However, in those situations where a business relationship does not fully satisfy the elements of a safe harbor, or where no safe harbor exists, we attempt to satisfy as many elements of an applicable safe harbor as possible. The OIG is authorized to issue advisory opinions regarding the interpretation and applicability of the Anti-Kickback Statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. We have not, however, sought any opinions regarding our business relationships.

A number of states have in place statutes and regulations that prohibit the same general types of conduct as those prohibited by the Anti-Kickback Statute described above. Some state anti-fraud and anti-kickback laws apply only to goods and services covered by Medicaid. Other state anti-fraud and anti-kickback laws apply to all healthcare goods and services, regardless of whether the source of payment is governmental or private. Where applicable, we attempt to structure our business relationships to comply with these statutes.

Fraud and Abuse Laws—False Claims Act.   We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim or causing a claim to be presented for payment from a federal healthcare program that is false or fraudulent. The standard for “knowing and willful” may include conduct that amounts to a reckless disregard for the accuracy of information presented to payors. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare or Medicaid programs and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly or by a private plaintiff by filing a qui tam lawsuit on the government’s behalf. Under the False Claims Act, the government and private plaintiffs, if any, may recover monetary penalties in the amount of $5,500 to $11,000 per false claim, as well as an amount equal to three times the amount of damages sustained by the government as a result of the false claim. A number of states, including states in which we operate, have adopted their own false claims statutes as well as statutes that allow individuals to bring qui tam actions. We believe that we have procedures in place to ensure the accuracy of our claims. The Federal False Claims Act has been invoked in circumstances where there are claims submitted which violate the Stark Law described below.

In recent years, federal and state government agencies have increased the level of enforcement resources and activities targeted at the healthcare industry. In addition, the use of private qui tam enforcement actions against healthcare providers has increased dramatically in recent years.

Ethics in Patient Referrals Law (Stark Law).   The federal Stark Law generally prohibits a physician from making referrals for certain Designated Health Services (DHS), reimbursable by Medicare or Medicaid, to entities with which the physician or an immediate family member has a financial relationship, unless an exception applies. A financial relationship is generally defined as an ownership, investment or compensation relationship. The first version of the Stark Law, which prohibited physicians from ordering only clinical laboratory services for Medicare patients from an entity with which the physician had a financial relationship, is often referred to as Stark I. The expansion of the Stark Law to include other DHS is often referred to as Stark II. DHS under Stark II now include, but are not limited to, outpatient pharmaceuticals, parenteral and enteral nutrition products, home health services, durable medical equipment, physical and occupational therapy services, and inpatient and outpatient hospital services. Among other sanctions, a civil monetary penalty of up to $15,000 may be imposed for each bill or claim for a service a person knows or should know is for a service for which payment may not be made due to the Stark Law. Such persons or entities are also subject to exclusion from the Medicare and Medicaid programs. Any person or entity participating in a circumvention scheme to avoid the referral prohibitions is liable for a civil monetary penalty of up to $100,000. A $10,000 fine may be imposed for failure to comply with reporting requirements regarding an entity’s ownership, investment and compensation arrangements for each day for which reporting is required to have been made under the Stark Law.

The Stark Law exempts certain business relationships that meet its exception requirements. However, unlike the Anti-Kickback Statute under which an activity may fall outside a safe harbor and still be lawful, a referral for DHS that does not fall within an exception is strictly prohibited by the Stark Law. The Centers for Medicare and Medicaid Services (CMS) has issued regulations addressing the Stark Law’s prohibition on referrals for DHS and many of the available exceptions. Many of the Phase I regulations became effective on January 4, 2002 and the Phase II regulations became effective on July 26, 2004. We attempt to structure all of our relationships with physicians who make referrals to us in compliance with an applicable exception to the Stark Law.

In addition to the Stark Law, many of the states in which we and our franchisees operate have comparable restrictions on the ability of physicians to refer patients for certain services to entities with which they have a financial relationship. Certain of these state statutes mirror the Stark Law while others may be more restrictive. We attempt to structure all of our business relationships with physicians to comply with any applicable state self-referral laws.

Health Insurance Portability and Accountability Act of 1996 (HIPAA).   To improve the efficiency and effectiveness of the health care system, the Health Insurance Portability and Accountability Act of 1996, Public Law 104-191, included “Administrative Simplification” provisions that required the Department of Health and Human Services (HHS) to adopt national standards for electronic health care transactions. At the same time, Congress recognized that advances in electronic technology could erode the privacy of health information. Consequently, Congress incorporated provisions into HIPAA that mandated the adoption of Federal privacy protections for individually identifiable health information.

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

Medicare Prescription Drug, Improvement and Modernization Act of 2003.   The Medicare Prescription Drug, Improvement and Modernization Act of 2003 changed the way in which covered outpatient drugs are reimbursed by the Medicare program. In January 2004, payment for most drugs covered by Medicare decreased to 85% of the Average Wholesale Price (AWP) determined as of April 1, 2003. Beginning in 2005, reimbursement for most Medicare Part B drugs not paid on a cost or prospective payment basis will be set at either 106% of the average sales price (ASP) or through a competitive acquisition program to be phased in beginning in 2006. The competitive acquisition program will be established by CMS and will enable physicians in designated competitive acquisition areas to purchase drugs through contractors that have successfully bid for that right. Each physician will elect annually whether to obtain drugs through the competitive acquisition program. CMS will re-bid the contracts at least every three years. A significant part of the infusion drugs provided by our company are administered in connection with covered durable medical equipment (DME). The payment rate for drugs administered in this manner generally will continue to be 95% of the AWP in effect as of October 1, 2003.

While the majority of our revenue is reimbursed by managed care organizations and other non-government payors, these changes to the way Medicare pays for outpatient drugs and biologicals may reduce our revenue and gross margins on services provided to Medicare patients. Further, adoption of ASP as the standard measure for determining reimbursement by state Medicaid programs for the drugs we provide may reduce our revenue and gross margins.

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

We are also subject to a number of state laws that regulate some substantive aspects of the franchisor-franchisee relationship. These laws may limit a franchisor’s ability to:

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

SERVICE MARKS

We have registered with the federal government OPTION CARE®, OptionMed®, MBI® and iEmphsys™ among others, as service marks. We believe that Option Care is becoming increasingly recognized by many referral sources as representing a reliable, cost-effective source of pharmacy services. We believe that the use of these service marks does not violate or otherwise infringe upon the rights of others.

INSURANCE

Our business may subject us to litigation and liability for damages. We currently maintain insurance for general and professional liability claims in the amount of $1 million per claim and $3 million in aggregate per policy year, plus $5 million in umbrella coverage. Accordingly, the maximum coverage for a first claim in any policy year is $6 million, and the maximum aggregate coverage for all claims in a policy year is $8 million. We also require each franchisee to maintain general liability and professional liability insurance covering both the franchise and us, at coverage levels that we believe to be sufficient. These policies provide coverage on a claims-made or occurrence basis and have certain exclusions from coverage. These insurance policies generally must be renewed annually. There can be no assurance that our insurance coverage will be adequate to cover liability claims that may be asserted against us.

Professional liability insurance costs have increased significantly in recent years, and the number of insurance carriers willing to write professional liability insurance policies for healthcare providers has declined. There can be no assurance that adequate insurance will be available in the future at acceptable cost, if at all. To the extent that liability insurance is not adequate to cover liability claims against us, we will be responsible for the excess. A claim, or claims, in excess of our insurance coverage could have a material adverse effect upon our results of operations or financial condition.

EMPLOYEES

As of December 31, 2004, we employed 1,367 persons on a full-time basis and 601 persons on a part-time basis. Of our full-time employees, 108 were corporate management and administrative personnel and the remaining 1,259 were employees of company-owned locations, primarily in clinical, management and administrative positions.

We believe our employee relations are good. None of our employees is covered by a collective bargaining agreement.

RISK FACTORS

You should carefully consider the risks and uncertainties we describe below, together with all of the other information contained in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. Some of the following factors relate principally to our business and the industry in which we operate. Other factors relate principally to an investment in our common stock. (The risks and uncertainties described below are not the only risks and uncertainties that could develop. Other risks and uncertainties that we have not predicted or evaluated could also adversely affect our company.) If any of the following risks occur, our earnings, financial condition or business could be materially harmed, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

We are highly dependent on reimbursement from managed care organizations and other non-governmental third party payors. For the fiscal years ended December 31, 2004, 2003 and 2002, respectively, 82%, 82% and 85% of our revenue came from managed care organizations and other non-governmental payors, including self-pay patients. Many payors seek to limit the number of providers that supply pharmaceuticals to their enrollees in order to build volume that justifies their discounted pricing. From time to time, payors with whom we have relationships require that we bid against our competitors to keep their business. As a result of such bidding process, we may not be retained, and even if we are retained, the prices at which we are able to retain the business may be reduced. The loss of a payor relationship could significantly reduce the number of patients we serve and have a material adverse effect on our revenue and net income, and a reduction in pricing could reduce our margins and our net income.

The loss of our contract with Blue Cross and Blue Shield of Florida would materially decrease our revenue.

Our principal managed care contract is with Blue Cross and Blue Shield of Florida, Inc. For the fiscal years ended December 31, 2004, 2003 and 2002, respectively, 15%, 17% and 20% of our revenue was related to this contract. The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term. The loss of this contract, or a material reduction in our pricing or pharmaceutical sales under this contract, would materially decrease our revenue and net income.

Recent legislation changing the way Medicare reimburses healthcare providers for covered outpatient drugs, or other future changes to the scope or method of reimbursement from Medicare or Medicaid, could cause our revenue and gross profit margin to decline.

For the fiscal years ended December 31, 2004, 2003 and 2002, respectively, 18%, 18% and 15% of our revenue came from reimbursement by federal and state programs such as Medicare and Medicaid. Reimbursement from these and other government programs is subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments, governmental funding restrictions and changes to or new legislation, all of which may materially affect the amount and timing of reimbursement payments to us. In particular, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 changed the way in which Medicare reimburses providers for covered outpatient drugs. In January 2004, payment for most drugs covered by Medicare decreased to 85% of the Average Wholesale Price (AWP) determined as of April 1, 2003. Beginning in 2005, reimbursement for most Medicare Part B drugs not paid on a cost or prospective payment basis will be set at either 106% of the Average Sales Price (ASP) or through a competitive acquisition program to be phased in beginning in 2006. A significant part of the infusion drugs provided by our company are administered in connection with covered durable medical equipment (DME). The payment rate for drugs administered in this manner generally will continue to be 95% of the AWP in effect as of October 1, 2003. While the majority of our revenue is reimbursed by managed care organizations and other non-government payors, these changes to the way Medicare pays for outpatient drugs and biologicals may reduce our revenue and gross margins on services provided to Medicare patients. Further, adoption of ASP as the standard measure for determining reimbursement by state Medicaid programs for the drugs we provide may reduce our revenue and gross margins.

In addition, budgetary concerns in many states have resulted in and may continue to result in, reductions to Medicaid reimbursement as well as delays in payment of outstanding claims. Any reductions to or delays in collecting amounts reimbursable by government programs for our products or services or changes in regulations governing such reimbursements could cause our revenue and profitability to decline.

Our margins could decrease if there are changes in the calculation of Average Wholesale Price (AWP) for the pharmaceuticals we sell, or if managed care organizations and other private payors replace Average Wholesale Price with a different reimbursement system.

Our gross profit is largely controlled by our ability to purchase pharmaceutical products at discounted prices and to negotiate profitable managed care contracts. In many cases, we purchase pharmaceuticals at less than the published AWP for those pharmaceuticals. The AWP has been a standard form of pricing often used in the healthcare industry to determine discount and reimbursement amounts. Accordingly, we have contracted with a number of private payors to sell pharmaceuticals at AWP or at a percentage discount off of the AWP. AWP for most pharmaceuticals is compiled and published by private companies, including First DataBank, Inc. A reduction in AWP for the products we provide to patients could reduce our revenue and narrow our gross profit margins.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 will result in the replacement of AWP with ASP as the standard measure for determining Medicare reimbursement for certain covered outpatient drugs. The adoption of ASP or any other measure for determining reimbursement by some or all of the managed care or other private payors with whom we contract could have a significant impact on our future revenue, results of operations and financial condition.

We are subject to pricing pressures and other risks involved with third party payors.

In recent years, competition for patients, efforts by traditional third party payors to contain or reduce healthcare costs, and the increasing influence of managed care payors, such as health maintenance organizations, have resulted in reduced rates of reimbursement. Changes in reimbursement policies of governmental third party payors, including policies relating to Medicare, Medicaid and other federal and state funded programs, could reduce the amounts reimbursed to our customers for our products and, in turn, the amount these customers would be willing to pay for our products and services, or could directly reduce the amounts payable to us by such payors. Pricing pressures by third party payors may continue, and these trends may adversely affect our business.

Also, continued growth in managed care plans has pressured healthcare providers to find ways of becoming more cost competitive. Managed care organizations have grown substantially in terms of the percentage of the population they cover and in terms of the portion of the healthcare economy they control. Managed care organizations have continued to consolidate to enhance their ability to influence the delivery of healthcare services and to exert pressure to control healthcare costs. A rapid concentration of revenue derived from individual managed care payors could harm our business.

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

Some biotech pharmaceutical suppliers in the specialty pharmacy industry have chosen to limit the number of distributors of their products. If we are not selected as a preferred distributor of one or more of our core products, our business and results of operations could be seriously harmed.

We have identified a trend among some of our suppliers toward the retention of a limited number of preferred distributors to market certain of their biopharmaceutical products. If this trend continues, we cannot be certain that we will be selected and retained as a preferred distributor or can remain a preferred distributor to market these products. Although we believe we can effectively meet our suppliers’ requirements, there can be no assurance that we will be able to compete effectively with other specialty pharmacy companies to retain our position as a distributor of each of our core products. Adverse developments with respect to this trend could have a material adverse effect on our business and results of operations.

Any termination of, or adverse change in, our relationships with a single source product manufacturer or the loss of supply of a specific, single source specialty drug could have a material adverse effect on our operations.

We sell biotech pharmaceuticals that are supplied to us by a variety of manufacturers, many of which are the only source of that specific pharmaceutical. In order to have access to these pharmaceuticals, and to be able to participate in the launch of new biotech pharmaceuticals, we must maintain good working relations with the manufacturers. Most of the manufacturers of the pharmaceuticals we sell have the right to cancel their supply contracts with us without cause and after giving only minimal notice. One biotech pharmaceutical, Synagis®, which is manufactured and distributed by MedImmune, Inc., represented 6.8%,

7.1% and 5.6% of our revenue, respectively, for the fiscal years ended December 31, 2004, 2003 and 2002. The loss of our relationship with MedImmune, Inc. or with one or more other biotech pharmaceutical manufacturer would reduce our revenue and profitability.

We have recently experienced, and expect to continue to experience, rapid growth by acquisitions. If we fail to manage our growth effectively, our business could be disrupted and our operating results could suffer.

Our ability to successfully offer our products and services in evolving markets requires an effective planning and management process. In 2004, 2003 and 2002, combined, we completed ten separate pharmacy business acquisitions. Our growth through acquisitions, combined with the internal growth of our business based on our business plan, may place a strain on our management systems and resources. This growth has resulted in, and will continue to result in an increase in responsibilities for management. To accommodate our growth and compete effectively, we will need to continue to enhance, expand and improve our management and our operational and financial information systems and controls, and to expand, train, manage and motivate our workforce. Our personnel, systems, procedures, or controls may not be adequate to support our operations in the future in light of anticipated growth. In addition, if we focus our financial resources and management attention on the expansion of our operations rather than on our ongoing operations, our financial results may suffer.

If we are unable to acquire additional local pharmacy facilities on favorable terms, we will be unable to execute our acquisition and development strategy.

Our strategy includes increasing our revenue and earnings through strategic acquisitions of infusion therapy pharmacies and related businesses. Our efforts to execute our acquisition strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisitions. We continue to evaluate potential acquisition opportunities and expect to complete acquisitions in the future. The facilities we purchase may require working capital from us during the initial months of operation, depending on whether or not we acquire receivables as part of the acquisition agreement. We may acquire businesses with significant unknown or contingent liabilities, including liabilities for failure to comply with health care or reimbursement laws and regulations. While we generally obtain contractual rights to indemnification from owners of the businesses we acquire, our ability to realize on any indemnification claims will depend on many factors, including, among other things, the availability of assets of the indemnifying parties. In the future, we may not be successful in acquiring pharmacies or in achieving satisfactory operating results at acquired pharmacies, and we may not be able to acquire infusion therapy facilities that produce returns justifying our related investment. Furthermore, we may not be able to obtain sufficient capital resources to fund our acquisitions at terms acceptable to us, or at all. Future acquisitions may also result in the dilution of earnings.

An impairment of goodwill on our financial statements could adversely affect our financial position and results of operations.

Our acquisitions have resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the fair value of the net assets acquired was less than the purchase price. We may not realize the full value of this goodwill. As such, we evaluate on at least an annual basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill as a charge against our earnings.

Since our growth strategy will likely involve the acquisition of other companies, we may record additional goodwill in the future. The possible write-off of this goodwill could negatively impact our future earnings. We will also be required to allocate a portion of the purchase price of any acquisition to the value of any intangible assets that meet the criteria specified in the Statement of Financial Accounting Standards No. 141, “Business Combinations,” such as marketing, customer or contract-based intangibles. The amount allocated to these intangible assets could be amortized over a fairly short period, which may negatively affect our earnings or the market price of our common stock.

As of December 31, 2004, we had goodwill of $65.4 million, or 24% of our total assets and approximately 45% of stockholders’ equity.

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

Some of the healthcare laws and regulations that apply to our activities include:

•       The federal “Anti-Kickback Statute” prohibits individuals and entities from knowingly and willfully paying, offering, receiving, or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered in whole or in part by Medicare, Medicaid, or other government healthcare programs. Although there are “safe harbors” under the Anti-Kickback Statute, some of our business arrangements and the services we provide may not fit within these safe harbors or a safe harbor may not exist that covers the arrangement. The Anti-Kickback Statute is an intent based statute and the failure of a business arrangement to satisfy all elements of a safe harbor will not necessarily render the arrangement illegal, but it may subject that arrangement to increased scrutiny by enforcement authorities. Violations of the Anti-Kickback Statute can lead to significant penalties, including criminal penalties, civil fines and exclusion from participation in Medicare and Medicaid.

•       The “Stark Law” prohibits physicians from making referrals to entities with which the physicians or their immediate family members have a “financial relationship”(i.e., an ownership, investment or compensation relationship) for the furnishing of certain Designated Health Services (DHS) that are reimbursable under Medicare. The Stark Law exempts certain business relationships which meet its exception requirements. However, unlike the Anti-Kickback Statute under which an activity may fall outside a safe harbor and still be lawful, a referral for DHS that does not fall within an exception is strictly prohibited by the Stark Law. A violation of the Stark Law is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.

•       The Health Insurance Portability and Accountability Act of 1996 (HIPAA) included “Administrative Simplification” provisions that required the Department of Health and Human Services (HHS) to adopt national standards governing electronic health care transactions. At the same time, it was recognized that advances in electronic technology could erode the privacy of health information. Consequently, Congress incorporated provisions into HIPAA that mandated the adoption of federal privacy protections for individually identifiable health information. HHS published a final regulation in the form of the Privacy Rule in December 2000, which became effective April 14, 2001. The Privacy Rule was subsequently modified, and the final version was adopted in August 2002. The Privacy Rule set national standards for the protection of health information for providers and others who transmit health information electronically. By the compliance date of April 14, 2003, covered entities were required to implement standards to protect and guard against misuse of individually identifiable health information. We have implemented the standards set forth in the Privacy Rule and these standards were in place on April 14, 2003. We believe that we are in compliance with the Privacy Rule or any more stringent federal or state laws relating to privacy. Penalties for non-compliance with the Privacy Rule and other HIPAA Administrative Simplification provisions range from civil fines to criminal penalties.

In addition to regulating privacy of individual health information, HIPAA includes several anti-fraud and abuse laws, extends criminal penalties to private health care benefit programs and, in addition to Medicare and Medicaid, to other federal health care programs, and expands the Office of Inspector General’s (OIG’s) authority to exclude persons and entities from participating in the Medicare and Medicaid programs.

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

We and other participants in the health care market are, have been and are likely to continue to be subject to lawsuits based upon alleged malpractice, product liability, negligence or similar legal theories, many of which involve large claims and significant defense costs. A successful claim not covered by our professional liability insurance or substantially in excess of our insurance coverage could cause us to pay out a substantial award. In addition, we retain liability on claims up to the amount of our deductibles, which generally are $250,000 per occurrence. Further, our insurance policy is subject to annual renewal and it may not be possible to obtain liability insurance in the future on acceptable terms, with adequate coverage against potential liabilities, or at all. Also, claims against us, regardless of their merit or eventual outcome, could be a serious distraction to management and could harm our reputation.

Our image and reputation may be harmed by actions taken by our franchisees that are outside of our control.

The majority of our local pharmacy locations are operated by franchisees. Franchisees are independent business owners and are not our subsidiaries or employees. Consequently, the quality of a franchised operation is dependent upon its owner(s) and manager(s). Franchisees may not successfully operate facilities or they may fail to comply with federal and state health care statutes and regulations. If they do not operate their franchises effectively or do not comply with applicable industry regulations, our image and reputation may suffer which could negatively impact our results of operations.

Our gross profit margins may decline if our franchise royalties are reduced.

We rely on royalty payments from our franchisees. For the fiscal years ended December 31, 2004, 2003 and 2002, we derived 2.2%, 2.6% and 2.5%, respectively, of our revenue from franchise royalties and related fees. Our franchisees pay royalties on their gross receipts. Because there is no “cost of goods sold” associated with this revenue, franchise royalties and other fees represent a significant portion of our gross profit. For the fiscal years ended December 31, 2004, 2003 and 2002, royalties and other franchise fees represented 7.8%, 8.6% and 8.1%, respectively, of our gross profit. If our franchisees encounter business or operational difficulties, our revenue from royalties may be adversely affected. Such difficulties may also negatively impact our ability to sell new franchises. In addition, if we are unable to successfully attract new franchisees or if our existing franchise owners do not enter into new franchise agreements with us when their current agreements expire, our franchise revenue, gross profit and overall profitability will decline.

The loss of one or more of our key employees could harm our operations.

Our success depends upon the availability and performance of our key executives, including our Chief Executive Officer, Rajat Rai, and our President and Chief Operating Officer, Richard M. Smith. We do not have “key person” insurance for any of our key executives. The loss of the services of Mr. Rai, Mr. Smith or any of our other key executives could have a material adverse effect upon our business and results of operations.

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

Increases in the “per share” market price of our common stock in future periods could result in dilution of our earnings per share.

Increases in the market price of our common stock may result in dilution of our earnings per share related to the conversion feature of our 2.25% senior convertible notes. In accordance with EITF 04-08, our diluted shares must include the dilutive effect or our convertible notes for periods during which the average market price of our common stock exceeds its conversion price per the terms of the notes during a given period. The initial conversion price was set at $18.01 per share (subject to future adjustment, as needed). If the average market price of our common stock should exceed the conversion price per share in a given period, our diluted shares would increase which could reduce our net income per diluted share for such period.

We may not have the ability to raise the funds to purchase our outstanding convertible senior notes on the purchase dates or upon a fundamental change or to pay the cash payment due upon conversion.

On each of November 1, 2009, November 1, 2014 and November 1, 2019, holders of our convertible senior notes may require us to purchase, for cash, all or a portion of their 2.25% senior convertible notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, that date. If a fundamental change occurs, holders of the notes may require us to repurchase, for cash, all or a portion of their notes. In addition, upon conversion of the notes, we will be required to pay the principal return, or, in certain circumstances, other amounts, in cash. We may not have sufficient funds for any required repurchase of the notes. In addition, the terms of any borrowing agreements which we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a fundamental change. These agreements may also make our repurchase of notes, or the cash payment due upon conversion of the notes, an event of default under the agreements. If we fail to repurchase the notes or pay the cash payment due upon conversion when required, we will be in default under the indenture for the notes.

Increased leverage as a result of our outstanding convertible senior notes may harm our financial condition and results of operations.

Our total consolidated long-term debt as of December 31, 2004 was $86.3 million, which represents 37.1% of our total capitalization as of that date. In addition, the indenture for our convertible senior notes will not restrict our ability to incur additional indebtedness.

Our level of indebtedness could have important consequences, because:

•       it could affect our ability to satisfy our obligations under the notes;

•       a portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•       it may impair our ability to obtain additional financing in the future;

•       it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•       it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our certificate of incorporation, our bylaws, and Delaware law contain provisions that could discourage a change in control.

Some provisions of our certificate of incorporation and bylaws, as well as Delaware law, may be deemed to have an anti-takeover effect or may delay or make more difficult an acquisition or change in control not approved by our board of directors, whether by means of a tender offer, open market purchases, a proxy contest or otherwise. These provisions could have the effect of discouraging third parties from making proposals involving an acquisition or change in control, although such a proposal, if made, might be considered desirable by a majority of our stockholders. These provisions may also have the effect of making it more difficult for third parties to cause the replacement of our current management team without the concurrence of our board of directors.

AVAILABLE INFORMATION

We make available free of charge through our internet site (www.optioncare.com) reports we file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(c) or 15(d) of the Securities and Exchange Act of 1934, as soon as reasonably practical after we electronically file such materials with the SEC. Also available through our internet site is our Code of Ethics for our directors, officers and employees. In addition, interested parties can request a copy of our Code of Ethics free of charge by writing to Joseph P. Bonaccorsi, Senior Vice President, Secretary & General Counsel, Option Care, Inc., 485 Half Day Road, Suite 300, Buffalo Grove, Illinois 60089, or telephoning us at (847) 465-2100.

Item 2.                        PROPERTIES

Our executive offices, located at 485 Half Day Road, Suite 300, Buffalo Grove, Illinois, 60089, consist of approximately 29,000 square feet of leased space, pursuant to a ten-year and three month lease that began in June 2002. Monthly base rent payments range from approximately $35,000 per month for the first year of the lease to approximately $53,000 per month for the last year, plus applicable real estate taxes and maintenance costs. We have the option to accelerate the expiration date of this lease by three years upon payment of an acceleration fee. This executive office space is adequate to fulfill our needs for the foreseeable future.

In addition to our executive offices, we have over 50 facilities located in more than 40 cities throughout the United States. Our most significant building lease commitments, aside from our executive office lease described above, are for the following facilities:

Location (City, State)	Street Address	Lease Term	Approximate Square Footage	Total Remaining Commitment at December 31, 2004
				(in thousands)
• Miramar, Florida	2804 Corporate Way	08/27/2002 - 10/31/2012	20,000	$2,300
• Bellingham, Washington	477 West Horton Road	12/01/2001 - 11/30/2009	13,000	$1,102
• Arlington Heights, Illinois	1155 W. Dundee Road, Suite 150	03/14/2003 - 08/31/2008	14,000	$1,009
• Ann Arbor, Michigan	1350 Highland Drive, Suites D & E	07/01/2002 - 04/30/2009	17,000	$976

Our facilities, most of which contain pharmacies, warehouse space and administrative offices, are all leased, with remaining terms ranging from one month to approximately nine years, and consist of approximately 400,000 square feet in total. The offices are in good condition, well maintained, and are adequate to fulfill our operational needs for the foreseeable future. We believe that if necessary, we could replace any of our leased facilities without significant additional cost or adverse affect on our business.

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

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Option Care is traded on the NASDAQ National Market under the symbol “OPTN”. The following table shows the high and low bid prices for our Common Stock for the periods indicated.

Calendar Quarter	High	Low
2004
Fourth Quarter	$18.84	$12.77
Third Quarter	$18.62	$13.30
Second Quarter	$15.83	$11.05
First Quarter	$13.89	$10.34
2003
Fourth Quarter	$12.47	$8.59
Third Quarter	$12.68	$9.70
Second Quarter	$12.22	$8.26
First Quarter	$9.15	$6.99

On March 1, 2005, the closing price of our common stock on the NASDAQ National Market was $18.95. As of March 1, 2005, there were 298 holders of record reported to us by our transfer agent, U.S. Stock Transfer Corporation.

In May 2004, our Board of Directors authorized the adoption of a quarterly dividend policy. Each quarter, our Board of Directors will determine the dividend amount per share. During each of the quarters ended June 30, September 30 and December 31, 2004, our board declared a $0.02 per share dividend.

All share and per share amounts in this Annual Report on Form 10-K for the fiscal years 2002 and 2001 have been adjusted to reflect the pro forma effects of the 5-for-4 stock split completed on May 1, 2002 for shareholders of record as of April 10, 2002.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program(1)
				(in thousands)
October 1-31, 2004	21,000	$13.21	21,000	$28,618
November 1-30, 2004	295,000	$14.39	295,000	$24,372
December 1-31, 2004	—	—	—	$24,372
TOTAL	316,000	$14.31	316,000	$24,372

(1)          On February 17, 2004, we announced that our Board of Directors authorized our repurchase of up to $8 million in shares of common stock on the open market from time to time. Subsequently, on November 4, 2004, we announced that our Board of Directors, at their meeting on October 7, 2004, increased our stock buyback authorization to $30 million. This $30 million buyback authorization expires on October 7, 2005.

Item 6.                        SELECTED CONSOLIDATED FINANCIAL DATA

The table below provides you with certain of our summary historical financial data. We have prepared this information using our consolidated financial statements for the five years ended December 31, 2004, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The selected consolidated financial data reflects our acquisitions, all of which were accounted for using the purchase method of accounting. This summary should be read in conjunction with our Consolidated Financial Statements and Notes thereto, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statement of Income data (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002	2001	2000
Revenue	$414,430	$355,440	$320,496	$217,133	$141,274
Cost of revenue:
Cost of goods	251,613	205,916	183,329	116,057	68,197
Cost of service	43,802	41,438	37,550	28,599	19,588
Total cost of revenue	295,415	247,354	220,879	144,656	87,785
Gross profit	119,015	108,086	99,617	72,477	53,489
Operating expenses	87,767	93,030	76,077	54,907	40,415
Operating income	$31,248	$15,056	$23,540	$17,570	$13,074
Net income	$18,931	$8,718	$14,079	$9,957	$7,455
Net income per common share—diluted	$0.87	$0.41	$0.67	$0.58	$0.48
Pro forma net income and net income per common share—diluted, had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:
Pro forma net income	$18,931	$8,718	$14,079	$10,635	$7,897
Pro forma net income per common share—diluted	$0.87	$0.41	$0.67	$0.62	$0.51
Weighted average number of shares and equivalents outstanding—diluted	21,825	21,292	21,136	17,098	15,610
Dividends paid per common share	$0.06	$—	$—	$—	$—

Consolidated Balance Sheet data (in thousands):

	As of December 31,
	2004	2003	2002	2001	2000
Working capital	$158,453	$56,777	$61,710	$56,357	$20,994
Total assets	269,847	166,534	158,850	125,262	66,825
Current portion of long-term debt	19	424	261	265	833
Other current liabilities	28,392	30,193	27,194	21,077	13,546
Long-term debt, less current portion	86,306	82	7,314	353	11,951
Stockholders’ equity	146,563	129,020	118,601	100,766	38,668

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We provide specialty pharmacy services and home infusion and other healthcare services to patients at home or at other alternate sites such as infusion suites and physician’s offices. We contract with managed care organizations and other third party payors who reimburse us for the services we provide to their subscribers. Our services are provided by our two central, high-volume distribution facilities, 39 company-owned locations and 83 franchised locations.

The year 2004 was marked by continued growth in revenue and net income, as well as strategic initiatives designed to pave the way for continued growth in the year 2005 and beyond. Revenue grew by 16.6% in 2004 to $414.4 million from $355.4 million in 2003. This growth was primarily due to indigenous growth in our company-owned offices and increased sales volume for Xolair®. Continuing sales efforts produced a same store growth rate of 11.9% for infusion and related healthcare services, with the largest increase being from anti-infective therapies. Specialty pharmacy services revenue increased 19.1% on a same-store basis primarily due to increased sales of Xolair®, human growth hormone and other specialty drugs distributed by our two central, high-volume distribution facilities and 39 company-owned locations. This revenue growth, combined with ongoing cost containment efforts and our improved management of accounts receivable, resulted in net income of $18.9 million for the year 2004, an increase of 117.1% over the prior year.

In November 2004, we completed an $86.3 million offering of 2.25% convertible senior notes due 2024 in order to provide us with the resources to fund future growth objectives. We intend to use the proceeds from the offering for business acquisitions, stock repurchases, working capital and other corporate needs. Concurrent with the completion of this offering, we terminated our credit and security agreement with J.P. Morgan Business Credit Corp. We continue to actively seek strategic and accretive acquisition opportunities, particularly in the area of home infusion.

The majority of our revenue is generated from managed care contracts and other agreements with commercial third party payors. We have one managed care contract, with Blue Cross and Blue Shield of Florida, Inc. (BC/BS of Florida), that represents a significant portion of our revenue. In the years 2004, 2003 and 2002, respectively, 15%, 17% and 20% of our revenue was related to this contract. As of December 31, 2004 and 2003, 7% and 9% of Option Care’s accounts receivable was due from BC/BS of Florida. Our contract with BC/BS of Florida is terminable by either party on 90 days’ notice and, unless terminated, renews each September for an additional one-year term. This contract renewed in September 2004 with no material changes. No other managed care contract represents more than 10% of our revenue.

We also generate revenue from governmental healthcare programs such as Medicare and Medicaid. For the years 2004, 2003 and 2002, respectively, 18%, 18% and 15% of our revenue came from these governmental healthcare programs. As of December 31, 2004 and 2003, respectively, 18% and 20% of total accounts receivable were due from these programs.

Many of the pharmaceuticals we provide are reimbursed at some percentage of the Average Wholesale Price (AWP) of the pharmaceuticals. AWP for most pharmaceuticals is compiled and published by private companies, including First DataBank, Inc. However, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 changed the way in which covered outpatient drugs are reimbursed by the Medicare program. Starting in January 2004, payment for most drugs covered by Medicare decreased to 85% of the Average Wholesale Price (AWP) determined as of April 1, 2003. Beginning in 2005, reimbursement for non-self administered drugs furnished to patients in conjunction with other Medicare covered services has been set at either 106% of the average sales price (ASP) or through a competitive acquisition program to be phased in beginning in 2006. The eventual replacement of AWP by ASP as the standard measure for determining reimbursement by the Medicare program could have an impact on our future results of operations and financial condition, potentially reducing our revenue and narrowing our gross profit margins. While our Medicare exposure is relatively small, the adoption of ASP by state Medicaid programs or by managed care organizations and other private payors could have a more material impact on our results of operations and financial condition.

Acquisitions have been and will continue to be an integral part of our overall growth strategy. In February 2005, we acquired 100% of the outstanding stock of our franchise in St. Cloud, Minnesota. During 2004, we used $4.1 million in cash to complete five small acquisitions in markets that we currently serve. While none of these acquisitions was material to our overall results of operations, they will help solidify our position and ongoing profitability in these markets. During 2003, we invested $14.6 million in cash for acquisitions in Texas and Minnesota.

On February 18, 2005, our Board of Directors authorized a 3-for-2 stock split effective March 31, 2005 for shareholders of record as of March 17, 2005. The purpose of this split is to increase the liquidity of our common stock and make us an attractive investment option for a wider range of investors.

RESULTS OF OPERATIONS

The following table shows certain statement of income items expressed in amounts and percentage of revenue for the years ended December 31, 2004, 2003 and 2002 (amounts in thousands).

	Years ended December 31,
	2004		2003		2002
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Specialty pharmacy	$249,697	60.2%	$208,557	58.7%	$181,049	56.5%
Infusion and related healthcare services	153,302	37.0%	136,192	38.3%	129,146	40.3%
Other	11,431	2.8%	10,691	3.0%	10,301	3.2%
Total revenue	414,430	100.0%	355,440	100.0%	320,496	100.0%
Cost of revenue:
Cost of goods	251,613	60.7%	205,916	57.9%	183,329	57.2%
Cost of service	43,802	10.6%	41,438	11.7%	37,550	11.7%
Total cost of revenue	295,415	71.3%	247,354	69.6%	220,879	68.9%
Gross profit	119,015	28.7%	108,086	30.4%	99,617	31.1%
Operating expenses:
Selling, general and administrative	81,152	19.6%	78,756	22.2%	67,980	21.2%
Provision for doubtful accounts	6,615	1.6%	14,274	4.0%	7,747	2.5%
Amortization of goodwill	—	—%	—	—%	350	0.1%
Total operating expenses	87,767	21.2%	93,030	26.2%	76,077	23.8%
Operating income	31,248	7.5%	15,056	4.2%	23,540	7.3%
Other expenses, net:
Interest income (expense), net	71	—%	(261)	—%	(166)	—%
Other expense, net	(307)	—%	(350)	(0.1)%	(171)	(0.1)%
Total other expense, net	(236)	—%	(611)	(0.1)%	(337)	(0.1)%
Income before income taxes	31,012	7.5%	14,445	4.1%	23,203	7.2%
Provision for income taxes	12,081	2.9%	5,727	1.6%	9,124	2.8%
Net income	$18,931	4.6%	$8,718	2.5%	$14,079	4.4%

Revenue:

Our revenue for 2004 was $414.4 million, an increase of $59.0 million, or 16.6%, over our 2003 revenue of $355.4 million. Infusion and related healthcare services revenue increased by $17.1 million, or 12.6%, over 2003 as a result of continuing sales and marketing efforts, with the largest gains relating to anti-infective therapies. Specialty pharmacy services revenue increased by $41.1 million, or 19.7% over the prior year. This increase was primarily related to higher sales of Xolair®, human growth hormone, Synagis®, and a variety of other specialty drugs through our two central, high-volume distribution facilities and 39 company-owned pharmacy locations.

For 2003, Option Care’s revenue was $355.4 million, an increase of $34.9 million, or 10.9%, from the $320.5 million in 2002. Of this increase, $17.5 million was related to increased same store sales of specialty pharmaceuticals. Business acquisitions, net of disposals, accounted for another $13.9 million of the increase. The remaining increase was primarily due to a $6.3 million same-store sales increase in infusion therapy services, partially offset by declines in other healthcare services such as durable medical equipment sales. Overall, comparing 2003 to 2002, our same store sales growth rate was 8.6% for our core services of specialty pharmacy and infusion therapy.

Specialty pharmacy revenue:

Specialty pharmacy revenue consists of the distribution of specialty pharmaceutical products to patient’s home or other non-hospital settings such as physician’s offices on behalf of manufacturers, managed care companies or, to a lesser extent, government healthcare programs. Our specialty pharmacy revenue is derived only from sales by our company-owned pharmacies. Specialty pharmacy revenue also includes fees received from biotech drug manufacturers for providing clinical compliance and patient outcomes data for specific products.

In 2004, our specialty pharmacy revenue was $249.7 million, an increase of $41.1 million, or 19.7%, over the prior year. A significant percentage of this increase was attributable to sales of Xolair®, a new specialty drug released in 2003 for the treatment of moderate to severe allergic asthma. We partnered with Genentech and Novartis Pharmaceuticals Corporation to participate in the launch of this product in 2003 and have seen a steady increase in our Xolair® revenue throughout 2004. In addition to the increased sales of Xolair®, we generated double-digit increases in sales of human growth hormone and a variety of other specialty drugs throughout our network of company-owned pharmacies. During 2004, we also produced a 12.5% increase in revenue from our central, high-volume distribution pharmacy in Florida and generated an 11.8% increase in sales of Synagis®, a seasonal drug for the prevention of respiratory synctial virus (RSV) in premature infants. Our Synagis® revenue reached $28.2 million in 2004. These increases were due to our ongoing sales and marketing efforts and continuing increases in the overall specialty pharmacy market.

In 2003, our overall specialty pharmacy revenue increased by $27.5 million, or 15.2%, to $208.6 million compared to $181.0 million in the prior year. Of this $27.5 million increase, $10.0 million was related to acquisitions completed in 2002. Several factors contributed to the remaining $17.5 million increase. Synagis® revenue grew to $25.3 million in 2003, an increase of $7.1 million, or 38.9%, over the prior year. The Synagis® season runs from approximately October through April of each year. Option Care continues to be a preferred provider of this product on behalf of its manufacturer, MedImmune, Inc. Also, during the third and fourth quarters of 2003, we began to generate revenue from Xolair®. In addition to increased sales of Synagis® and Xolair®, we saw increases in sales of a variety of specialty drugs throughout our network of company-owned pharmacies. This was due to increased cross-selling of our infusion and specialty pharmacy services and from expanded utilization under some of our specialty drug-only contracts with managed care payors. Revenue from our principal managed care contract, with Blue Cross Blue Shield of Florida, remained consistent with the prior year.

Infusion and related healthcare services revenue:

The following table sets forth our infusion and related healthcare services revenue by service type (amounts in thousands):

	Years Ended December 31,
	2004		2003		2002
	Amounts	% of Total Revenue	Amounts	% of Total Revenue	Amounts	% of Total Revenue
Infusion and related healthcare services:
Infusion therapy	$131,037	31.6%	$115,234	32.4%	$103,216	32.2%
Other related healthcare services	22,265	5.4%	20,958	5.9%	25,930	8.1%
Total infusion and related healthcare services	$153,302	37.0%	$136,192	38.3%	$129,146	40.3%

Infusion and related healthcare services includes the provision of home infusion therapies, respiratory therapy and durable medical equipment sales and rentals (RT/DME) and home healthcare services provided by our company-owned pharmacies.

In 2004, infusion and related healthcare services revenue was $153.3 million, an increase of $17.1 million, or 12.6%, over the prior year. Infusion therapy increased by $15.8 million, or 13.7%, while other related healthcare services increased by $1.3 million, or 6.2%. We focused in 2004 on expanding our provision of infusion therapy through focused sales efforts and continued quality of service. As a result of these efforts, we generated higher revenue from most of our company-owned pharmacies. Our growth was across multiple therapies, including anti-infective, nutritional and chemotherapy. On a same-store basis, our infusion therapy revenue grew by 13.1% in 2004 over the prior year. Acquisitions and start-ups, less disposals, accounted for a 0.6% increase in infusion therapy revenue. Our overall same-store growth rate for the infusion and related services line was 11.9%.

In 2003, revenue from infusion and related healthcare services increased by $7.0 million, or 5.5%, to $136.2 million compared to $129.1 million in 2002. Our core home infusion therapy revenue increased by approximately $12.0 million, while other related healthcare services revenue declined by $5.0 million as we scaled back our provision of RT/DME and home healthcare services in certain markets. Of the $12.0 million increase in infusion therapy revenue, approximately $6.3 million was related to same store sales growth, while the remaining $5.7 million was related to business acquisitions and disposals. Our same store sales growth rate for infusion therapy revenue was 6.3% in 2003.

Other revenue:

Other revenue consists of franchise-related revenue and software revenue. Franchise-related revenue consists of royalties and other fees generated from our franchise network, as well as vendor rebates earned from our franchises’ purchases under Option Care’s contracts with manufacturers and vendors. Software revenue consists of software license fees, support and training fees generated by our subsidiary, MBI.

For 2004, we recorded other revenue of $11.4 million representing an increase of $700,000, or 6.9%, over the prior year. Of the 2004 revenue, $9.3 million consisted of franchise royalties and related fees, of which $8.1 million was royalties and $1.2 million was franchise termination fees. In the prior year, royalty revenue was $8.3 million. The $200,000 decline in the current year was attributable to franchise terminations in 2003 and 2004. Software-related revenue increased by $300,000 in 2004 due to increased sales of the iEmphsys™ pharmacy management software.

In 2003, other revenue was $10.7 million compared to $10.3 million in the prior year. The increase was primarily due to $800,000 in franchise termination fees and $200,000 in non-compete fees recorded in the fourth quarter of 2003 related to the mutually agreed termination and sale of one of our franchises. Our franchise royalty revenue was $8.3 million in 2003 compared to $8.1 million in 2002. This increase was due to higher cash collections within our existing franchise network, as well as from the franchising of our Grand Junction, Colorado and Bullhead City, Arizona pharmacies during the first half of 2003. MBI software-related revenue declined from $1.3 million in 2002 to $1.0 million in 2003.

Cost of revenue:

Our cost of revenue consists of the cost of goods sold and services provided to our patients. Cost of goods primarily consists of the cost of pharmaceutical products, durable medical equipment and ancillary medical supplies provided to our patients. Cost of service includes the salaries, wages and other costs related to our provision of nursing and pharmacy services, as well as our cost to deliver pharmaceutical products and durable medical equipment to our patients. While we are able to separately identify our costs between goods and services, we cannot separate our revenue accordingly. For our typical patient, we provide both pharmaceutical products and nursing and other services. Often, a portion of our revenue consists of a “per diem” payment that represents a combined reimbursement for certain goods and services. Therefore, we do not separately report revenue between products and services.

Cost of goods:

For 2004, our cost of goods was $251.6 million, representing an increase of $45.7 million, or 22.2%, over the prior year’s $205.9 million cost of goods. This increase was related to our $59.0 million increase in revenue over this period. As a percentage of revenue, cost of goods increased from 57.9% for 2003 to 60.7% for 2004. This increase was primarily due to shifts in product mix. During 2004, we generated a higher growth rate for our specialty pharmacy services, which have a higher cost of goods component than our infusion and related healthcare services. Specifically, our growth in Xolair® revenue in 2004 was a major factor in our overall increase in cost of goods as a percentage of revenue. Specialty pharmaceuticals are higher in cost and generate a lower margin than infusion drugs. If our sales of specialty pharmaceuticals continue to increase at a faster pace than sales of infusion products, our cost of goods is expected to continue to increase as a percentage of revenue.

For 2003, cost of goods was $205.9 million, or 57.9% of revenue, compared to $183.3 million, or 57.2% of revenue in 2002. The dollar increase was due to our growth in revenue during 2003, particularly from the sale of specialty pharmaceuticals, and from the effect of acquisitions completed during 2002. The 70 basis point increase in cost of goods as a percentage of revenue was due to the proportionately greater increase in specialty pharmacy revenue versus infusion therapy revenue.

We receive rebates from various drug and medical supply manufacturers based on the volume of purchases by our company-owned pharmacies and our franchised pharmacies. Those rebates earned from purchases by our company-owned pharmacies are recorded as reductions to cost of goods sold. Vendor rebates reduced our cost of goods by $3.5 million in 2004 compared to $1.8 million in 2003. The 2004 increase in vendor rebates was due to our increase in overall purchase volume, changes to our vendor and manufacturer agreements and guaranteed cost reductions realized under our contractual agreement with a group purchasing organization. In addition to rebates, we also receive prompt payment discounts from a number of our drug and medical supply vendors. In 2004, we recorded approximately $1.0 million in prompt payment discounts compared to $700,000 in the prior year. This increase in prompt payment discounts was related to higher purchase volume in the current year and changes within our agreements with manufacturers and vendors.

Cost of service:

Our cost of service for 2004 was $43.8 million, an increase of $2.4 million, or 5.7%, over the prior year. As a percentage of revenue, cost of service declined from 11.7% in 2003 to 10.6% in 2004. This decline was due to our current year increase in specialty pharmacy services, which have a smaller service component than infusion and related healthcare services, and due to our overall increase in revenue which produced certain efficiencies of scale.

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

Gross profit:

The following table sets forth the gross profit margin for each of our service lines for the periods indicated:

	Years Ended December 31,
	2004	2003	2002
Gross profit margin:
Specialty pharmacy	16.6%	19.4%	18.8%
Infusion and related healthcare services	43.4%	42.3%	43.1%
Other	95.0%	94.2%	99.1%
Overall gross profit margin	28.7%	30.4%	31.1%

In 2004, our gross profit was $119.0 million, or 28.7% of revenue, compared to $108.1 million, or 30.4% of revenue, in the prior year. The overall decline in our gross profit margin was related to a shift in business mix, as our growth in specialty pharmacy revenue outpaced our growth in infusion and related healthcare services. The decline in specialty pharmacy gross profit margin from 19.4% in 2003 to 16.6% in 2004 was due to our growth in revenue from higher-cost drugs, such as Xolair® and human growth hormone. Our infusion and related healthcare services gross profit margin was fairly consistent, increasing slightly from 42.3% in 2003 to 43.4% in 2004. Continuing cost containment efforts for our infusion drugs were a contributing factor to this increase.

In 2003, our gross profit was $108.1 million, or 30.4% of revenue, compared to $99.6 million, or 31.1% or revenue, in 2002. The growth in our gross profit and the small decline in gross profit margin are both due to our growth in specialty pharmacy revenue, which outpaced our growth in infusion and related healthcare services revenue in 2003. The gross profit margins of each of our service lines remained fairly stable. Within both specialty pharmacy and infusion and related healthcare services, the gross profit margin changes were primarily related to our mix of drugs and therapies.

Selling, general and administrative expenses:

For 2004, our selling, general and administrative expenses totaled $81.2 million, an increase of $2.4 million, or 3.0%, over the prior year. Of this $2.4 million increase, $1.3 million was in wages and related expenses, which increased by approximately 2.5% over the prior year. Wages increased due to new hires and salary cost of living adjustments, though this increase was partially offset by a decrease in employee benefits costs due to redesign of our employee health insurance plans and lower claims experience in the current year. Building rent and related costs increased by $700,000 over the prior year, as we increased the total square of our office space by 21% to accommodate business growth. Our marketing and promotional expenses increased by $300,000 in 2004 compared to 2003 as a result of our increased focus on sales and marketing efforts in 2004.

In 2003, selling, general and administrative expenses were $78.8 million, an increase of $10.8 million, or 15.9%, over 2002. The largest component in the increase was wages and related expenses, which increased by approximately $6.8 million. Of this $6.8 million increase in wages and related expenses, approximately $1.7 million is attributable to acquisitions completed during 2002. Within our ongoing operations, we expanded staffing to meet operating needs in certain areas such as billing and reimbursement and internal audit, and also experienced increases in employee health insurance costs. We also incurred additional selling, general and administrative expenses related to our roll-out of MBI’s new software, iEmphsys™. In addition, the operational restructuring undertaken in the second half of 2003 resulted in approximately $1.1 million in severance and related expenses, and another $200,000 in selling, general and administrative expenses. Other selling, general and administrative expenses that increased in 2003 included business insurance costs due to an overall hardening of the insurance market, and depreciation and amortization expense due to a $400,000 write-down of an internally-developed software product that was being re-engineered. In 2003, acquisitions accounted for approximately $800,000 of the total $4.0 million increase in non-wage related selling, general and administrative costs.

Provision for doubtful accounts:

In 2004, our provision for doubtful accounts was $6.6 million, or 1.6% of revenue. This represents a significant decline from the $14.3 million provision for doubtful account in 2003, which included a special provision of $6.8 million related to write-offs in our Texas offices. In 2004, we recorded a 1.0% provision for revenue generated by our specialty drug distribution offices and a 2.0% provision, on average, for revenue generated at our company-owned infusion pharmacies. These percentages reflect the difference in collection risk involved in these services. For our Texas offices, actual 2004 cash collections approximated the amounts we estimated in 2003 when we recorded a special provision of $6.8 million for their accounts receivable. Accordingly, no material provision adjustments were recorded in 2004 for these offices.

In 2003, our provision for doubtful accounts increased significantly over 2002 as a result of a bad debt charge of $6.8 million taken in the quarter ended September 30, 2003. Overall, our provision for doubtful accounts was $14.3 million in 2003, an increase of $6.6 million, or 84.3%, over the prior year provision of $7.7 million. As a percentage of revenue, our provision for doubtful accounts equaled 4.0% of revenue in 2003 compared to 2.5% in 2002. The bad debt charge of $6.8 million we recorded in 2003 was related to the accounts receivable of our Texas offices. We completed multiple acquisitions in the Dallas and Houston markets during 2001 causing us to have multiple pharmacy locations in the same markets. During 2002, we began the process of consolidating our operations into one office in each market. In the Dallas area, in 2002 we consolidated the operations of four offices into one. A variety of operational problems related to the consolidation of these offices created the need for additional bad debt reserves. Many of these problems affected the billing and reimbursement function. The four predecessor offices were not all utilizing the same billing system. As part of the consolidation process, we transferred all data from these four offices onto one data system. During the data conversion, some of the accounts receivable data was lost and could not be recaptured, reducing our ability to collect the accounts and increasing the likelihood of bad debt write-offs. In addition, in the process of consolidating the billing and reimbursement function, staff reductions and employee turnover decreased the effectiveness of our collection efforts. Often those employees responsible for collecting our accounts receivable were unfamiliar with the accounts, having not billed them. We also experienced difficulty in integrating staff from the four predecessor offices into one cohesive unit, evidenced by an increase in process errors, such as failure to obtain proper authorization before billing claims and loading incorrect contract fee schedules into our billing software. While the long-term effect of our consolidation efforts in Texas was to improve efficiency, the operational challenges caused by the consolidation weakened the effectiveness of our billing and collection process and led to an increase in bad debt write-offs and reserve requirements during 2003. After a detailed analysis of the collectability of the outstanding accounts, we determined in the third quarter of 2003 that a $6.8 million additional provision for doubtful accounts was necessary to adequately reserve for potential write-offs. We have since made several personnel changes and implemented operational enhancements in these offices, designed to help us more closely monitor billing and collections performance to improve the collectability of current and future revenue.

Goodwill amortization:

We recorded no goodwill amortization expense in either 2004 or 2003. In keeping with the provision of Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets, we no longer amortize goodwill but instead test our goodwill annually for impairment. We completed our annual tests for goodwill impairment on October 1, 2004 and 2003 and identified no impairment of our goodwill as of those dates, or in subsequent periods.

Interest income/(expense), net:

In 2004, we recorded approximately $100,000 in net interest income compared to net interest expense of $300,000 in the prior year. Positive operating cash flow and minimal debt throughout most of the year allowed us to generate more interest income than interest expense in 2004. In November 2004, we completed an $86.3 million offering of 2.25% convertible senior notes, due 2024. We recorded $300,000 in interest expense on the notes during November and December 2004. However, the cash generated from the convertible notes offering earned interest that essentially offset this expense.

Interest expense in 2003 was $300,000, representing an increase of $100,000 over the prior year. The interest was primarily from borrowings against our revolving credit facility with JP Morgan Business Credit Corporation. We entered 2003 with approximately $7.1 million outstanding under this facility, but ended the year with a zero balance as a result of strong operational cash flow of $28.0 million during 2003.

Income tax provision:

For the year 2004, our provision for income taxes was $12.1 million on pre-tax income of $31.0 million, compared to provision for income taxes of $5.7 million on $14.4 million of pre-tax income in 2003. This equates to a 39.0% provision rate in 2004 compared to 39.6% for the prior year. While our effective federal income tax rate increased slightly in 2004 due to our increase in pre-tax income, this increase was more than offset by a decline in our effective state income tax rate. This decline was primarily due to changes in the profitability of our operations in various states compared to the prior year. We anticipate that our effective income tax rate for 2005 will approximate our rate in 2004.

In 2003, our provision for income taxes was $5.7 million on pre-tax income of $14.4 million, compared to a provision of $9.1 million on $23.2 million of pre-tax income in 2002. As a percentage of pre-tax income, our income tax provision rate was nearly unchanged, at 39.6% in 2003 compared to 39.3% in 2002. In 2003, our overall federal income tax rate was slightly lower due to our lower pretax income in that year. However, we had increased business in states with higher state income tax rates and an increase in various non-deductible expenses in 2003, more than offsetting the decline in our federal income tax rate.

Net income and earnings per share:

Our net income for the year 2004 was $18.9 million compared to $8.7 million in the prior year, an increase of $10.2 million, or 117.1%. The increase was due to our continued revenue growth during the year, resulting from our refocused sales and marketing efforts, along with cost containment efforts and operational improvements related to collection of accounts receivable. As a result of our focused sales efforts, our revenue grew by 16.6% and our gross profit increased by 10.1% over the prior year. We resolved the operational issues that led to our prior year bad debt and restructuring charges totaling $7.8 million. Our diluted earnings per share was $0.87 in 2004 compared to $0.41 in 2003, an increase of 112.2%. Total diluted shares increased slightly from 21.3 million in 2003 to 21.8 million in 2004 primarily due to new shares issued under our stock incentive plan and employee stock purchase plan as well as an increased dilutive effect of options outstanding, partially offset by our purchases of treasury stock.

If the market price of our common stock should increase in 2005 to above the conversion price for our 2.25% convertible senior notes, which is currently $18.01 per share, our diluted shares outstanding would increase due to diluted shares issuable upon conversion of the notes and a continued increase in the dilutive effect of outstanding, unexercised stock options. Such increase in diluted shares would lower our future net income per diluted share.

Our net income for the year 2003 was $8.7 million compared to $14.1 million in 2002. As a percentage of revenue, our net income was equal to 2.5% of revenue in 2003 compared to 4.4% of revenue in 2002. This decline in net income was primarily due to the bad debt and restructuring charges totaling $7.8 million pretax, taken in the quarter ended September 30, 2003. Increases in various operational costs such as business insurance and administrative salaries and related costs also played a part in the net income decline. Our diluted earnings per share was $0.41 in 2003 compared to $0.67 in 2002. Diluted shares increased from approximately 21.1 million in 2002 to 21.3 million in 2003, primarily due to new shares issued to employees who participated in our employee stock purchase plan and shares issued as a result of stock option exercises.

Cash Flows:

Our cash balance grew from $4.0 million at December 31, 2003 to $19.8 million at December 31, 2004, primarily due to positive operating cash flow and the additional liquidity provided by our $86.3 million offering of 2.25% convertible senior notes in November 2004. Operating cash flows remained steady at a positive $20.8 million for the year. We used $84.9 million in investing activities in 2004, of which $75.4 million was spent to purchase short-term investments, such as commercial paper, and the remainder was used for business acquisitions and equipment purchases. Our Board of Directors approved a quarterly dividend policy, leading to our payment of $1.3 million in dividends in 2004, and we used $5.5 million to repurchase shares of our stock at various times during the year.

Cash provided by operations:

For 2004, we generated $20.8 million in positive cash flow from operations. The primary cause of our positive operating cash flow in 2004 was our net income of $18.9 million. Through effective billing and collections efforts and a continued shift in mix toward specialty pharmacy services, we were able to reduce our days sales outstanding from 61 days as of December 31, 2003 to 55 days as of December 31, 2004, helping us maintain strong operating cash flow in a year in which our revenue grew by 16.6%. Our operating cash flow in 2004 also benefited from a net increase in deferred income tax liabilities and our utilization of a large income tax overpayment from the prior year.

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

Net cash flow provided by operations in 2002 was $12.0 million. The positive cash flow from operations was primarily due to our net income of $14.1 million during that year. Our cash flow from operations was less than our net income due to an increase in accounts receivable during 2002. This increase was primarily due to the effect of acquisitions completed during 2002 and late in 2001. Acquisitions used $5.5 million of cash flow from operations, while existing operations provided $17.5 million of cash flow from operations. For acquisitions, growth in accounts receivable balances due to integration and consolidation issues, particularly in our Texas offices, was the main cause of their negative operating cash flow. For our existing business, the $17.5 million cash flow from operations was due to our increased net income, combined with a reduction in our days sales outstanding as of December 31, 2002 compared to December 31, 2001. This reduction was partially due to the increase in specialty pharmacy revenue, which tends to have a shorter collection cycle than home infusion and other related services.

Cash used in investing activities:

In 2004, we used $84.9 million in cash in investing activities. We used $75.4 million of the net proceeds generated from our $86.3 million offering of 2.25% convertible senior notes to purchase short-term investments, primarily consisting of commercial paper and other similar instruments having maturities of three months or more at time of purchase. Most of our short-term investments have periodic interest rate adjustments, generally every 28 or 35 days, based on changing market conditions.

In 2004, we used $5.3 million for the purchase of equipment and other fixed assets, $4.1 million for acquisitions and $100,000 to acquire other long-term assets. Of the $5.3 million expenditure for equipment and other fixed assets during 2004, $2.3 million was for revenue-producing medical equipment such as infusion pumps, $1.5 million was for infrastructure improvements such as office furniture and equipment, $1.0 million was for computer hardware and software and $500,000 was for internally-developed software. We completed five small acquisitions during 2004, all of which helped us consolidate our market position in existing markets that we serve. We used $4.1 million in cash to complete these acquisitions, and may owe up to $1.4 million in additional cash consideration in 2005, subject to certain contingencies.

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

During 2003, we spent $4.7 million for the purchase of equipment and other long-term assets. Of the total 2003 expenditures, $1.5 million was spent on infrastructure improvements such as office furniture and equipment and leasehold improvements, $1.3 million for revenue-producing rental equipment, $1.0 million for computer hardware and software and $900,000 for software development projects, including MBI’s development of iEmphsys™.

Net cash flow used in investing activities for 2002 was $28.3 million. We used $20.9 million in 2002 to fund five new acquisitions and the additional consideration due on prior years’ acquisitions. We also used $7.3 million in cash during 2002 to acquire equipment and other fixed assets, including $2.7 million for infusion pumps and other revenue-producing medical equipment. In 2002, we purchased a large number of infusion pumps to replace rented pumps in order to save on overall cost. Of the equipment purchases, we also spent $1.5 million on the development of software, primarily MBI’s new iEmphsys™ pharmacy management software system. Another $1.0 million was spent on leasehold improvements related to the build-out of our new corporate headquarters and on the relocation of several of our company-owned pharmacies. The remaining $2.1 million was used to upgrade computer systems and for various other office furniture and equipment.

Cash used in financing activities:

In 2004, we generated $80.0 million from financing activities. In November 2004, we completed an $86.3 million offering of 2.25% convertible senior notes, due 2024. The purpose of the offering was to finance future growth opportunities, specifically acquisitions, stock repurchases, and working capital and other general corporate needs. We paid $3.0 million in underwriting, legal and other fees related to this offering. These fees will be amortized over a five-year period. During 2004, we generated $3.9 million from the issuance of stock related to our employee stock plans. This was offset by our use of $5.5 million in cash to acquire treasury stock and $1.3 million to pay dividends to our common stockholders. We also used $400,000 for scheduled installments on capital leases and other debt.

In 2003, we used $5.5 million cash in financing activities. The primary use of cash in 2003 was to pay off the outstanding balance on our credit facility with JP Morgan Business Credit Corporation, which was $7.1 million as of December 31, 2002. We were able to pay off this balance due to our positive operating cash flow of $28.0 million in 2003. In 2003, in addition to the use of cash to pay down our credit facility balance, we also used approximately $200,000 at the end of the year to repurchase shares of our common stock. Offsetting these uses of cash, we generated $1.7 million in cash in 2003 from the issuance of common stock to participants in our employee stock purchase plan and from our employees’ stock option exercises throughout the year.

In 2002, financing activities provided $8.3 million in cash. We borrowed a net $7.1 million under our Credit and Security Agreement with JP Morgan Business Credit Corporation to fund acquisition activities during the year, primarily our July 2002 purchase of a large home infusion business in the Minneapolis/St. Paul area. The Credit and Security Agreement with JP Morgan became effective on March 29, 2002, and we used $600,000 in cash to pay loan origination costs and related fees. We also used $300,000 to pay scheduled installments on capital leases and notes and loans payable. During 2002, we generated $2.1 million from issuance of common stock through our employee stock purchase plan and from employee stock option exercises.

Accounts receivable:

The following table sets forth our accounts receivable and days sales outstanding as of December 31 for each year presented (dollar amounts in thousands):

	2004	2003	2002
Trade accounts receivable	$76,809	$70,692	$81,713
Less allowance for doubtful accounts	(6,879)	(8,502)	(7,019)
Trade accounts receivable, net of allowance for doubtful accounts	$69,930	$62,190	$74,694
Allowance for doubtful accounts, as percentage of trade accounts receivable	9.0%	12.0%	8.6%
Days sales outstanding(1)	55	61	75

(1)          Days sales outstanding (DSO) is based on trade accounts receivable, net of allowance for doubtful accounts, and is calculated using the exhaustion method, whereby the net accounts receivable balance is exhausted against each preceding month’s or partial month’s net revenue. The DSO calculation excludes revenue not related to patient care, such as franchise royalties and other fees and software license and support revenue.

The following tables set forth the percentage breakdown of our trade accounts receivable by aging category and by major payor type as of December 31 for each year presented:

	2004	2003	2002
Accounts receivable by aging category:
Aged 0-90 days	72%	72%	66%
Aged 91-180 days	13%	13%	16%
Aged 181-365 days	9%	11%	13%
Aged over 365 days	6%	4%	5%
Total	100.0%	100.0%	100.0%

	2004	2003	2002
Accounts receivable by major payor type:
Managed care and other payors	82%	80%	81%
Medicare and Medicaid	18%	20%	19%
Total	100%	100%	100%

As of December 31, 2004, our trade accounts receivable, net of bad debt reserves, was $69.9 million compared to $62.2 million as of December 31, 2003. This 12.4% increase in accounts receivable was related to our revenue growth during 2004. Our revenue for the quarter ended December 31, 2004 was $112.7 million, which was 17.7% higher than our revenue of $95.7 million recorded in the corresponding prior year quarter. During 2004, we recorded provisions for doubtful accounts totaling $6.6 million and wrote off accounts totaling $8.2 million. The current year bad debt write-offs include various accounts we reserved in 2003 when we recorded a bad debt charge of $6.8 million in response to operational problems in our Texas locations. We have improved operations in these offices and as a result were able to record a much lower provision for doubtful accounts in 2004. Actual collections in 2004 for our Texas offices approximated the estimates we made in 2003 when we recorded the $6.8 million special provision for doubtful accounts.

As of December 31, 2003, our trade accounts receivable, net of bad debt reserves, was $62.2 million compared to $74.7 million as of December 31, 2002. The decline in trade accounts receivable in 2003 was primarily due to a combination of improved cash collection performance in most of our pharmacies and the $6.8 million bad debt charge taken in the quarter ended September 30, 2003 related to our Texas accounts receivable. We wrote off $3.2 million of these accounts during the quarter ended December 31, 2003. For the year 2003, our company-wide bad debt write-offs approximately doubled, increasing from $6.3 million in 2002 to $12.8 million in 2003. One of our primary objectives in 2004 was to reverse this trend. Operational changes in our Texas offices allowed us to more closely monitor the performance of these offices in terms of overall billing and collections practices, helping us to avoid a repeat of these problems in 2004.

Our days sales outstanding (DSO) is calculated using the exhaustion method for our accounts receivable, net of allowance for doubtful accounts. Our DSO declined from 61 days as of December 31, 2003 to 55 days as of December 31, 2004. This was due in part to the continuing increase in our provision of specialty pharmacy services, which have a faster collection cycle than infusion and related healthcare services, as well as our billing and collections performance during the year. The DSO improvement also reflects improvements in collection processes, including the increased use of electronic claims submission.

Our DSO declined from 75 as of December 31, 2002 to 61 days as of December 31, 2003. Since we calculate DSO net of allowance for doubtful accounts, both cash collections performance and changes in the allowance for doubtful accounts affect the number. Improved cash collections performance by most of our pharmacies was part of the reason for our decline in DSO in 2003, combined with an increase in specialty pharmacy services, which has a faster collection cycle than infusion and related healthcare services. The other major factor causing the decline in DSO was the bad debt charge of $6.8 million taken in the quarter ended September 30, 2003, which reduced our net accounts receivable.

The aging composition of our accounts receivable at December 31, 2004 was similar to the composition a year earlier. As of both December 31, 2004 and 2003, 72% of our accounts receivable was aged 90 days or less. As of December 31, 2002, 66% of our accounts receivable was aged 90 days or less. This number as of December 31, 2002 reflected the collection problems we had in 2002 and early in 2003 in our Texas offices. Write-offs taken in 2003 and improved billing and collections performance in 2004 allowed us to increase this percentage of our accounts receivable aged 90 days or less to its current level.

As of December 31, 2004 and 2003, respectively, 18% and 20% of our accounts receivable was related to government healthcare programs such as Medicare and Medicaid. Virtually all of the remaining 82% and 80% of our accounts receivable as of December 31, 2004 and 2003, respectively, was due from managed care organizations and other third party payors. Our most significant managed care contract, with Blue Cross and Blue Shield of Florida, accounted for approximately 7% and 9% of our accounts receivable as of December 31, 2004 and 2003, respectively. This contract produced 15% and 17% of our revenue for the years 2004 and 2003, respectively. Our accounts receivable under this contract are proportionately low relative to revenue due to quick payment terms in the contract and the fact that a high percentage of our revenue under this contract is for specialty pharmacy services.

A very small percentage of our accounts are due from individual patients. Co-payments tend to be insignificant in our business, and we typically collect any co-payments before or upon delivery of products and services to the patient in order to minimize collection risk.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS.

The following table summarizes our contractual obligations and other commitments as of December 31, 2004. See Notes 8 and 12 to the Consolidated Financial Statements for more detail. (in thousands):

	Payments by Period
	Total	2005	2006	2007	2008	2009	2010+
2.25% convertible senior notes, due 2024(1)	$86,250	$—	$—	$—	$—	$—	$86,250
Interest on 2.25% convertible senior notes, due 2024(1)	38,496	1,941	1,941	1,941	1,941	1,941	28,791
Operating lease obligations	21,505	5,228	4,524	3,867	2,917	1,582	3,387
Pharmaceutical purchase obligations	12,866	11,506	1,360	—	—	—	—
Business acquisitions obligations	249	249	—	—	—	—	—
Capital leases and other long-term debt	91	23	17	17	17	17	—
Total contractual cash obligations	$159,457	$18,947	$7,842	$5,825	$4,875	$3,540	$118,428

(1)          These notes may be redeemed by us, in whole or in part, at any time on or after November 1, 2009, and the holders may require us to purchase all or a portion of the notes on November 1, 2009, 2014 and/or 2019. Subject to certain conditions, the notes may become convertible into cash and shares of stock in any quarter after December 31, 2004. The repayment schedule shown above assumes no early redemption or conversion of the notes before their due date, November 1, 2024.

LIQUIDITY AND CAPITAL RESOURCES

At various times, we have financed our operations and acquisitions from operating cash flows, common stock and debt offerings and credit facility borrowings. In November 2004, we completed an $86.3 million offering of 2.25% convertible senior notes, due 2024. The purpose of the offering was to finance our future growth initiatives. The funds may be used for acquisitions, stock repurchases, operating cash needs and other general corporate purposes. The initial offering was completed on November 2, 2004 for $75.0 million, with an option for an additional $11.3 million, which was exercised in full on November 9, 2004. We will pay 2.25% interest per annum on the principal amount of the notes, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2005. The notes are convertible into cash and, if applicable, shares of our common stock based on our stock’s market price and other conditions. The notes cannot be redeemed by us before November 1, 2009. On each of November 1, 2009, November 1, 2014 and November 1, 2019, the holders can require us to purchase all or a portion of the notes for their principal amount plus accrued interest. At any time on or after November 1, 2009, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes we redeem, plus any accrued and unpaid interest. We incurred deferred financing costs of $3.0 million related to this offering, consisting of underwriting, legal and other related costs. These costs will be amortized over a five-year period.

Our total working capital increased by $101.7 million during 2004, from $56.8 million at December 31, 2003 to $158.5 million at December 31, 2004. The primary cause of this increase was the $83.3 million in cash generated from our 2.25% convertible senior notes offering, net of financing costs. We also generated positive operating cash flow during 2004 that increased our cash reserves before consideration of the debt offering, accounting for approximately $7.9 million of our increase in working capital. In addition, our revenue growth during 2004 produced a $7.7 million increase in accounts receivable at December 31, 2004 compared to December 31, 2003, further contributing to the increase in working capital.

Since March 29, 2002, we had been party to a revolving Credit and Security Agreement with J.P. Morgan Business Credit Corporation, J.P. Morgan Chase Bank and LaSalle Bank, N.A. The total facility was originally $60 million and was reduced to $20 million in June 2004. In connection with the completion of our 2.25% convertible senior notes offering, we notified the lenders of our desire to terminate the agreement. The Credit and Security Agreement was terminated effective October 29, 2004. The agreement provided for a commitment fee, calculated and paid quarterly based on the average daily unused portion of the facility. The credit facility was secured by substantially all of our assets.

We have one outstanding letter of credit at December 31, 2004 in the amount of $1 million drawn in favor of Arch Specialty Insurance Company, our provider of general and professional liability insurance coverage during the twelve month period ended June 1, 2004. We maintain a compensating cash balance in the amount of $1.05 million to cover this letter of credit.

As of December 31, 2004, we had cash and short-term investments totaling $95.2 million. We have been cash flow positive from operations for each of the last three years and anticipate remaining cash flow positive from continuing operations in 2005. Our only material debt as of December 31, 2004 was our $86.3 million of 2.25% convertible senior notes. We intend to fund our future capital needs through operating cash flows and proceeds generated from our notes offering. In the event that additional capital is required beyond our operating cash flow and the proceeds of the notes, we may not be able to obtain such capital from other sources on terms acceptable to us, if at all.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004): Share-Based Payment

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principals Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•       A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of statement 123(R) that remain unvested on the effective date.

•       A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

SFAS No. 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005, which in our case would be the quarterly period beginning July 1, 2005 and ending September 30, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005 using the “modified retrospective” method.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed in APB No. 25, Accounting for Stock Issued to Employees. Accordingly, we generally recognize no compensation cost for employee stock options. The adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and on required changes in the method of computation of fair value. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in our disclosure of pro forma net income and earnings per share in Note 1j to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.4 million, $600,000 and $1.6 million in 2004, 2003 and 2002, respectively.

Emerging Issues Task Force (EITF) Issue 04-1: Accounting for Preexisting Relationships between the Parties to a Business Combination

EIFT 04-1 addresses the accounting for a preexisting relationship in a business combination, specifically. The Task Force reached a consensus that a business combination between parties with a preexisting relationship should be evaluated to determine if a settlement of a preexisting relationship exists. Such a business combination should be considered a multiple-element transaction with one element being the business combination and the other element being the settlement of the preexisting relationship. Settlement of the preexisting relationship should be treated independent of the business combination, and the gain or loss recorded from such settlement should be the same as it would be absent the business combination. The Task Force further determined that the acquisition of a right that the acquirer had previously granted to the acquired entity to use the acquirer’s recognized or unrecognized intangible assets (for example, rights to the acquirer’s trade name under a franchise agreement or rights to the acquirer’s technology under a technology licensing agreement) should be included as part of the business combination, and should be valued as a separately identifiable intangible asset in the allocation of purchase price. The Task Force also reached consensus that a settlement loss or gain should be recognized in conjunction with the effective settlement of a lawsuit or executory contract in a business combination, unless otherwise specified in existing authoritative literature.

The following disclosures should be made for business combinations between parties with a preexisting relationship:

(a.)  the nature of the preexisting relationship;

(b.)  the measurement of the settlement amount of the preexisting relationship, if any, and the valuation method used to determine the settlement amount; and

(c.)  the amount of any settlement gain or loss recognized and its classification in the statement of operations.

We anticipate that EITF 04-1 may apply to us in our future business combinations. We have purchased several of our franchises in recent years and plan to acquire additional franchises in the future. We will apply the guidance contained in EITF 04-1 when accounting for such business combinations.

Emerging Issues Task Force (EITF) Issue 04-8: The Effect of Contingently Convertible Instruments on Diluted Earnings per Share

EITF 04-8 addresses when contingently convertible instruments should be included in diluted earnings per share. Contingently convertible instruments are instruments that have embedded conversion features that are contingently convertible or exercisable based on (a) a market price trigger or (b) multiple contingencies if one of the contingencies is a market price trigger and the instrument can be converted or share settled based on meeting the specified market condition. A market price trigger is a market condition that is based at least in part on the issuer’s own share price.

The Task Force reached a consensus that contingently convertible instruments should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The Task Force observed that there is no substantive economic difference between contingently convertible instruments and conventional convertible instruments with a market price conversion premium. Accordingly, the Task Force concluded that the treatment for diluted EPS should not differ because of a contingent market price trigger.

The consensus reached by the Task Force should be applied to reporting periods ending after the effective date of October 13, 2004. For contingently convertible instruments outstanding at the date of adoption of this consensus and whose terms have not been modified since the date of issuance, prior-period diluted earnings per share should be restated to conform to the guidance in this consensus for comparative purposes. The date of adoption of this consensus is the end of the first reporting period after its effective date.

This EITF will apply to our $86.3 million of 2.25% convertible senior notes due 2024, which were issued November 2, 2004. We have applied the guidance from EITF 04-8 to our calculation of diluted shares and net income per diluted share for the quarter ended December 31, 2004. At December 31, 2004, the conversion feature of these notes was not in effect and the weighted average market price of our common stock did not exceed the conversion price of $18.01 for dilution to occur. Accordingly, adoption of EITF 04-8 did not affect our reported diluted shares or net income per diluted share in 2004. Adoption of EITF 04-8 may have an impact on our diluted shares and net income per diluted share in future periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and their related disclosures. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may vary from these estimates under different assumptions or conditions. Management believes that of our significant accounting policies, the following policies involve a higher degree of judgment and/or complexity. The following should be read in conjunction with Note 1, “Description of Business and Summary of Significant Accounting Policies” and with the other Notes to Consolidated Financial Statements:

Healthcare services revenue recognition and contractual adjustments

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

Goodwill and other intangible assets

We record goodwill from our acquisitions equal to the excess of the total cost of the acquisitions over the fair value of all identified tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets, effective January 1, 2002 we no longer amortize goodwill but instead test our goodwill at least annually for impairment. Since we operate in one business segment, we test for goodwill impairment on a company-wide basis. Therefore, our method of impairment testing consists of comparing the market value of our company to its book value. The market value is equal to the current value per share of our common stock, times the total number of shares outstanding. We test goodwill for impairment each October 1st, or whenever we identify events or conditions that could potentially result in impairment of our goodwill.

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

Computer software developed costs

Software developed for sale to external customers

Our subsidiary, MBI, has internally developed a computer software program, iEmphsys™, designed specifically for management of home infusion pharmacy businesses. iEmphsys™ has been designed both for external sale to independent home infusion businesses and for internal use by our company-owned pharmacies.

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

The annual amortization expense for the software program is computed using the greater of (a) the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated life of the product, including the period being reported on. At each balance sheet date, the unamortized capitalized costs of the software program are compared to its net realizable value. If the estimated net realizable value of the software program is less than its unamortized capitalized costs, we will write off the amount by which the unamortized capitalized costs exceeds the net realizable value.

Software developed for internal use only

We have developed and are developing various software products designed only for use by us in the operation of our business. Such software development projects are accounted for in accordance with Statement of Position 98-1 (SOP 98-1)—Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. We account for software development costs for internal-use software accounting to the following criteria:

(a)   Computer software costs that are incurred in the preliminary project stage are expensed;

(b)   Once the capitalization criteria under the SOP have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and interest costs incurred when developing computer software for internal use are capitalized; and

(c)   Once the product is operative, internal and external training costs and maintenance costs are expensed as incurred.

We amortize capitalized costs of computer software developed or obtained for internal use on a straight-line basis over the estimated useful life of the software. We will recognize impairment on the capitalized computer software developed for internal use, if one of the following conditions is present:

(a)   The internal use software is not expected to provide substantive service potential;

(b)   A significant change occurs in the extent or manner in which the software is used or is expected to be used;

(c)   A significant change is made or will be made to the software program; and

(d)   Costs of developing or modifying internal-use computer software significantly exceed the amount originally expected to develop or modify the software.

Vendor Administration Fees Revenue

We receive vendor administration fees and rebates from various vendors, pharmaceutical manufacturers and group purchasing organizations (GPOs) based on the volume of drug and medical supply purchases made by us and our franchises. Our accounting for such administration fees and rebates is in accordance with the consensus reached in Emerging Issues Task Force (EITF) 02-16: Consideration Received from a Vendor by a Customer or Reseller. A portion of the vendor administration fees and rebates that we receive is related to our purchases, while a lesser portion is earned from purchases made by our franchisees. The portion related to our purchases is accounted for as a reduction to cost of goods sold in the period in which we completed the applicable purchases, while the portion related to purchases made by our franchisees is accounted for as revenue in our statements of income, because these rebates are not related to our cost of goods sold.

We also receive fees from certain biotech manufacturers for providing patient compliance and clinical outcomes data to them to aid in their evaluation of the efficacy of their products and treatment protocols. These fees are not based on our purchase of product from these manufacturers, but rather based on the data we return to them. Since these fees relate to services that we are providing to the biotech manufacturers, we account for these fees as revenue in accordance with the guidance in EITF 02-16.

We often need to estimate the amount of our expected rebates and vendor administration and other fees earned in a given period based on our and our franchisees volume of purchases during the applicable period. We may further need to estimate the allocation of rebates and vendor administration fees between revenue and cost of goods based on our estimation of the relative purchase made by us to purchases made by our franchisees during the applicable period. Likewise, we may need to estimate the fees due from biotech manufacturers based on the volume of patient compliance and clinical outcomes data that we have provided to them. We may adjust our estimates in subsequent periods based on amounts paid by and supporting documentation received from our vendors and manufacturers. Such adjustments could have a material effect on our results of operations in subsequent periods, though historically such adjustments have not been material.

Item 7(A).      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk primarily in relation to our cash and short-term investments. As of December 31, 2004, we had no variable-rate debt. In November 2004, we completed an $86.3 million offering of 2.25% convertible senior notes due 2024. While the interest rate on this debt is fixed, the interest rate we may earn on the cash generated from this offering and from our operations is subject to market fluctuations. We utilize a mix of investment maturities based on our anticipated cash needs and evaluation of existing interest rates and market conditions. As of December 31, 2004, our cash and cash equivalents and short-term investments were as follows: (in thousands)

Balance
Cash and cash equivalents:
Cash	$14,837
Cash equivalent investments(1)	4,979
Total cash and cash equivalents	$19,816
Short-term investments(2)	$75,370
Total cash and cash equivalents and short-term investments	$95,186

(1)          Cash equivalent investments consists of highly-liquid investments having a maturity of three months or less at the time of acquisition

(2)          Short-term investments consists of commercial paper and other investments having a maturity of greater than three months at time of acquisition. Short-term investments also consists of municipal variable rate demand notes, preferred stock and similar instruments with maturities greater than ten years, but which contain provisions for the periodic adjustment of interest rate to market, generally each 28 or 35 days.

While we attempt to minimize market risk and maximize return, changes in market conditions may significantly affect the income we earn on our cash and cash equivalents and short-term investments. Based on our actual cash and cash equivalents and short-term investment balances at December 31, 2004, a 100 basis point decline in interest rates would reduce our interest income by $952,000 on an annualized basis.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements are immediately following. The Financial Statement Schedule is included in Part IV, Item 15 of this Annual Report on Form 10-K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that we maintained effective internal control over financial reporting as of December 31, 2004. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Option Care, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Option Care, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Option Care, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Option Care, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Option Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Option Care, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Option Care, Inc. and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Option Care, Inc.

We have audited the accompanying consolidated balance sheets of Option Care, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule included in the Index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Option Care, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Option Care, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 15, 2005

Option Care, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$19,816	$3,961
Short-term investments	75,370	—
Trade accounts receivable, less allowance of $6,879 and $8,502, respectively	69,930	62,190
Inventory	13,191	11,522
Income tax receivable	91	1,890
Deferred income tax benefit	3,098	4,442
Prepaid expenses	1,678	1,995
Other current assets	3,690	1,394
Total current assets	186,864	87,394
Equipment and other fixed assets, net	13,709	12,145
Goodwill, net	65,356	64,970
Other intangible assets, net	3,525	1,117
Non-current deferred portion of income tax benefit	45	162
Other long-term assets	348	746
Total assets	$269,847	$166,534
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$21,819	$19,940
Accrued wages and related employee benefits	4,748	5,644
Current portion of long-term debt	19	424
Deferred purchase price liability	208	1,235
Other current liabilities	1,617	3,374
Total current liabilities	28,411	30,617
Long-term debt, less current portion	86,306	82
Deferred income tax liability	7,468	5,677
Minority interest	548	427
Other long-term liabilities	551	711
Total liabilities	123,284	37,514
Stockholders’ equity:
Preferred stock, $.01 par value, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 60,000 shares authorized, 21,455 and 20,942 shares issued and outstanding, respectively	215	209
Common stock to be issued, 114 and 144 shares, respectively	1,085	834
Additional paid-in capital	108,169	104,173
Retained earnings	41,612	23,965
Less treasury stock, at cost, 316 and 15 common shares, respectively	(4,518)	(161)
Total stockholders’ equity	146,563	129,020
Total liabilities and stockholders’ equity	$269,847	$166,534

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years ended December 31,
	2004	2003	2002
Revenue:
Specialty pharmacy	$249,697	$208,557	$181,049
Infusion and related healthcare services	153,302	136,192	129,146
Other	11,431	10,691	10,301
Total revenue	414,430	355,440	320,496
Cost of revenue:
Cost of goods	251,613	205,916	183,329
Cost of service	43,802	41,438	37,550
Total cost of revenue	295,415	247,354	220,879
Gross profit	119,015	108,086	99,617
Operating expenses:
Selling, general and administrative expenses	81,152	78,756	67,980
Provision for doubtful accounts	6,615	14,274	7,747
Amortization of goodwill	—	—	350
Total operating expenses	87,767	93,030	76,077
Operating income	31,248	15,056	23,540
Other expense, net:
Interest income (expense), net	71	(261)	(166)
Other expense, net	(307)	(350)	(171)
Total other expense, net	(236)	(611)	(337)
Income before income taxes	31,012	14,445	23,203
Provision for income taxes	12,081	5,727	9,124
Net income	$18,931	$8,718	$14,079
Net income per common share:
Basic	$0.89	$0.42	$0.68
Diluted	$0.87	$0.41	$0.67
Shares used in computing net income per common share:
Basic	21,292	20,888	20,656
Diluted	21,825	21,292	21,136
Cash dividends per share	$0.06	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Common Stock	Additional	Retained	Treasury	Stock- holders’
	Shares	Amount	to be Issued	Paid-In Capital	Earnings	Stock	Equity
January 1, 2002	20,046	$200	$1,270	$98,128	$1,168	$—	$100,766
Net income	—	—	—	—	14,079	—	14,079
Common stock to be issued, net	—	—	871	—	—	—	871
Issuance of common stock	542	6	(770)	2,005	—	—	1,241
Income tax benefit from exercise of stock options	—	—	—	1,644	—	—	1,644
December 31, 2002	20,588	206	1,371	101,777	15,247	—	118,601
Net income	—	—	—	—	8,718	—	8,718
Common stock to be issued, net	—	—	334	—	—	—	334
Issuance of common stock	354	3	(871)	1,753	—	—	885
Income tax benefit from exercise of stock options	—	—	—	643	—	—	643
Purchase of treasury stock	(15)	—	—	—	—	(161)	(161)
December 31, 2003	20,927	209	834	104,173	23,965	(161)	129,020
Net income	—	—	—	—	18,931	—	18,931
Common stock to be issued, net	—	—	1,085	—	—	—	1,085
Issuance of common stock	614	7	(834)	3,657	—	—	2,830
Cash dividends declared	—	—	—	—	(1,284)	8	(1,276)
Income tax benefit from exercise of stock options	—	—	—	1,441	—	—	1,441
Purchase of treasury stock	(402)	—	—	—	—	(5,468)	(5,468)
Retirement of treasury stock	—	(1)	—	(1,102)	—	1,103	—
December 31, 2004	21,139	$215	$1,085	$108,169	$41,612	$(4,518)	$146,563

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$18,931	$8,718	$14,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,774	5,257	4,355
Provision for doubtful accounts	6,615	14,274	7,747
Deferred income taxes	3,252	741	1,516
Income tax benefit from exercise of stock options	1,441	643	1,644
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts and notes receivable	(12,741)	(1,820)	(19,297)
Inventory	(1,249)	(3,789)	(40)
Prepaid expenses and other current assets	(1,612)	(1,300)	(43)
Trade accounts payable	1,877	5,165	1,749
Accrued wages and related benefits	(896)	271	621
Income tax payable	2,166	(2,009)	(248)
Accrued expenses and other liabilities	(1,799)	1,820	(91)
Net cash provided by operating activities	20,759	27,971	11,992
Cash flows from investing activities:
Purchases of short-term investments	(172,995)	—	—
Sales of short-term investments	97,625	—	—
Purchases of equipment and other, net	(5,332)	(4,656)	(7,286)
Other assets, net	(91)	—	(63)
Payments for acquisitions, net of stock to be issued	(4,074)	(14,560)	(20,938)
Proceeds from disposals	—	229	—
Net cash used in investing activities	(84,867)	(18,987)	(28,287)
Cash flows from financing activities:
Net borrowings under 2.25% convertible notes, due 2024	86,250	—	—
Increase in financing costs	(3,027)	—	(608)
Net borrowings (payments) under credit agreements	—	(7,093)	7,093
Payments on capital leases	(85)	(235)	(218)
Proceeds (payments) of notes payable	(346)	259	(107)
Issuance of common stock	3,915	1,719	2,112
Purchase of treasury stock	(5,460)	(161)	—
Payment of dividends to common shareholders	(1,284)	—	—
Net cash provided by (used in) financing activities	79,963	(5,511)	8,272
Net increase (decrease) in cash and cash equivalents	15,855	3,473	(8,023)
Cash and cash equivalents, beginning of year	3,961	488	8,511
Cash and cash equivalents, end of year	$19,816	$3,961	$488

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Summary of Significant Accounting Policies

(a)          Description of Business

We provide specialty pharmacy services, infusion therapy and other ancillary healthcare services through a national network of company-owned and franchised locations. We contract with managed care organizations and physicians to become their specialty pharmacy, dispensing and delivering specialty pharmaceuticals, assisting with clinical compliance information and providing pharmacy consulting services. We contract with managed care organizations, third party payors, hospitals, physicians and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other non-hospital settings. Many of our locations provide other ancillary healthcare services as well, such as nursing, respiratory therapy and durable medical equipment. In addition, we operate Management by Information, Inc. (MBI), a supplier of data management products and support services to the infusion and home medical equipment industry.

As of December 31, 2004, we had a total of 124 locations operating in 35 states. Our 124 locations consisted of two central high volume distribution facilities and 39 local offices owned and operated by us, and 83 locations owned and operated by independent franchise owners.

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

(c)           Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. We believe that our most significant estimates, and those involving a higher degree of judgment and /or complexity, are (i) revenue recognition and estimation of contractual adjustments, (ii) determination of required allowances for doubtful accounts receivable, (iii) ability to recover the carrying value of our goodwill and other intangible assets, (iv) ability to recover the carrying value of internally-developed software, and (v) estimation of the amount of rebates, vendor administration fees and other related fees due from vendors and drug manufacturers.

(d)          Cash and Cash Equivalents

We consider cash and all highly liquid investments with a maturity of three months or less at time of acquisition to be cash equivalents. Of the total cash and cash equivalents of $19,816,000 at December 31, 2004, $1,050,000 was restricted as collateral for a $1.0 million Letter of Credit written in favor of our provider of professional and general liability insurance for the policy year ended June 1, 2004. At December 31, 2003, this Letter of Credit was collateralized not in cash, but by our accounts receivable and other assets as per the terms of our Credit and Security Agreement with J.P. Morgan Business Credit Corporation. We terminated the Credit and Security Agreement in October 2004.

(e)           Short-term Investments

Short-term investments consist of highly-liquid, available-for-sale instruments, such as commercial paper with maturities of greater than three months but not more than one year at time of acquisition, as well as municipal variable rate demand notes and other similar variable-rate instruments that either have long maturities (greater than one year) or perpetual lives, but have variable interest rates that reset periodically based on market fluctuations. Generally, interest rates on these investments reset every 28 or 35 days. We record such investments at cost, which closely approximates their market value due to their variable interest rates. We have never incurred realized or unrealized holding gains or losses on these securities. Income resulting from our short-term investments is recorded as interest income.

(f)             Inventory

Inventory, which consists primarily of pharmaceuticals and medical supplies, is stated at the lower of cost or market and is accounted for on the first-in, first-out (FIFO) basis. The largest component of our inventory is pharmaceuticals, which have fixed expiration dates. We are usually able to obtain next day delivery of the pharmaceuticals that we order. Therefore, we keep minimal inventory and turn our inventory rapidly. Our pharmacies monitor inventory levels and check expiration dates regularly. Pharmaceuticals that are approaching expiration and are deemed unlikely to be used before expiration are either returned to the vendor or manufacturer for credit, or are transferred to another Option Care pharmacy that needs them. If the pharmaceuticals cannot be either returned or transferred before expiration, company policy requires them to be disposed of immediately and in accordance with Drug Enforcement Agency guidelines. Due to the high rate of turnover of our pharmaceutical inventory and our policies related to handling expired or expiring items, our pharmacies typically do not carry obsolete inventory at any balance sheet date.

(g)           Long-Lived Assets

Equipment and other fixed assets are stated at cost. Equipment acquired under capital leases is stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease. Depreciation on owned equipment is calculated on the straight-line method over the estimated useful lives of the assets. Our existing owned equipment is being depreciated over lives ranging from three to seven years. Equipment under capital leases is amortized straight-line over the term of the capital lease. Amortization of capital leases is included in depreciation expense within our statements of income. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the assets. Software development costs are amortized over three to five years, based on the anticipated life of the product. For software developed for external sale, monthly amortization begins once the product becomes ready for general release to customers. Amortization expense is calculated based on the faster of (a) the percentage of cumulative revenue recognized to date compared to the total anticipated revenue stream over the life of the product, or (b) the straight-line method. For software developed strictly for internal use, monthly amortization begins once the product becomes usable and is calculated on the straight-line method. For any internally-developed software or software developed for external sale, we will record additional amortization to reduce the carrying value to the net realizable value if we determine that the carrying value of the software development costs exceeds its net realizable value. We capitalize as software development cost only those costs incurred after technological feasibility has been established, including coding and testing of the software. During those times when we had outstanding debt under our revolving Credit and Security Agreement with JP Morgan Business Credit Corporation, we also capitalized interest incurred as a result of costs expended during software development. During 2004, we had minimal borrowings under our credit facility with JP Morgan, and capitalized no interest. We have subsequently terminated the credit facility agreement, and do not anticipate capitalizing interest related to software development activities in 2005. In 2003, we capitalized $70,000 in interest as part of software development costs.

Intangible assets, such as managed care contracts and non-compete agreements, arising from certain of our acquisitions, are being amortized on a straight-line basis over the estimated useful life of each asset, ranging from less than one year to ten years. The value assigned to each intangible asset at the time of acquisition is based on an evaluation of the estimated future financial benefit to be realized from that asset. The gross value of our intangible assets as of December 31, 2004 was $5.2 million, less accumulated amortization of $1.7 million. As of December 31, 2003, the gross value of our intangible assets was $2.6 million, less accumulated amortization of $1.5 million.

We incurred financing costs of approximately $3.0 million in 2004 related to our $86.3 million offering of 2.25% convertible senior notes due 2024, which was completed effective November 2, 2004. Due to a put/call feature that would allow the early redemption of these notes as of November 1, 2009, we are amortizing the financing costs over the five-year period ending October 31, 2009.

Long-lived assets and intangibles assets other than goodwill are reviewed for impairment in value based upon non-discounted future cash flows, and appropriate losses are recognized whenever the carrying amount of an asset may not be recovered. No such impairment was noted as of December 31, 2004.

(h)          Income Taxes

We file a consolidated federal income tax return that includes all but two of our subsidiaries (a current list of our subsidiaries is attached as Exhibit 21.1 to this Annual Report on Form 10-K). We have two limited liability companies that file separate federal returns, one of which is wholly-owned and the other of which is 50% owned. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as material net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated financial statements in the period that includes the enactment date.

(i)             Common Stock to be Issued

As of December 31, 2004, we had obligations to issue approximately 114,000 shares of common stock with a value of $1.1 million. Of this total, 106,000 shares with a value of approximately $1.0 million were issuable to employees who participated in our 2004 Employee Stock Purchase Plan. The remaining 8,000 shares issuable as of December 31, 2004 were related to settlement of stock option exercises. As of December 31, 2003, we had obligations to issue approximately 144,000 shares of common stock with a value of $800,000. Virtually all of these shares issuable were related to our 2003 Employee Stock Purchase Plan.

(j)             Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board

(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of Option Care stock at the date of grant over the amount an employee must pay to acquire the stock. We grant options at fair market value and therefore recognize no compensation expense from our granting of options.

In 2004, we recorded no compensation expense related to stock option exercises. In 2003, one individual exercised stock options based upon accelerated vesting approved by the Board of Directors, resulting in compensation expense of $10,000.

Had compensation cost for Option Care’s stock-based compensation plan been determined based on FASB Statement No. 123, Accounting for Stock-Based Compensation, Option Care’s net income and income per common share in 2004, 2003 and 2002 on a pro-forma basis would have been (in thousands, except per share amounts):

	2004	2003	2002
Net income:
As reported	$18,931	$8,718	$14,079
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	6	99
Deduct: Total stock-based employee compensation expense determined under the fair value based method for the following awards, net of related tax effects:
Stock option grants	(1,398)	(2,300)	(2,138)
Employee stock purchase plan issuance of shares	(206)	(205)	(308)
Pro forma	$17,327	$6,219	$11,732
Net income per common share—basic:
As reported	$0.89	$0.42	$0.68
Pro forma	$0.81	$0.30	$0.57
Net income per common share—diluted:
As reported	$0.87	$0.41	$0.67
Pro forma	$0.79	$0.29	$0.56

The fair value of options granted under Option Care’s stock option plan during 2004, 2003 and 2002 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Annual dividend yield per share	$0.08	$—	$—
Expected volatility	45%	47%	63%
Weighted average risk-free interest rate	2.87%	2.09%	3.03%
Expected grant life (years)	4	4	4
Weighted average per share fair value of options granted	$4.67	$4.29	$6.09

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which will change the way we account for employee stock options in future periods. SFAS No. 123(R), which is a revision to SFAS. No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. In addition, the excess tax benefits recognized from employees’ exercise of stock options will be reflected in the financing section of the statement of cash flows rather than in the operating section. SFAS No. 123(R) must be adopted no later than the first interim or annual period beginning after June 15, 2005, which in our case would be our quarter ending September 30, 2005. Adoption of SFAS No. 123(R) may materially affect our results of operations for periods following adoption, but will have no effect on our financial condition. (For further information regarding SFAS No. 123(R), see Footnote 3, Accounting Changes.)

(k)          Significant Payors & Concentration of Credit Risk

We generate revenue from managed care contracts and other agreements with commercial third party payors. Our principal managed care contract is with Blue Cross and Blue Shield of Florida. For the years 2004, 2003 and 2002, respectively, approximately 15%, 17% and 20% of our revenue was related to this contract. As of December 31, 2004 and 2003, approximately 7% and 9% of our total accounts receivable was due from Blue Cross and Blue Shield of Florida. Our contract with them is terminable by either party on 90 days’ notice and, unless terminated, automatically renews each September for an additional one-year term. There were no material changes to this contract during 2004.

For the years 2004, 2003 and 2002, respectively, approximately 18%, 18% and 15% of our revenue was reimbursable through governmental programs, such as Medicare and Medicaid. Approximately 18% and 20% of our accounts receivable as of December 31, 2004 and 2003, respectively, was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term. We believe that we are in compliance with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the government programs.

We do not require our patients or other payors to carry collateral for any amounts owed to us for services provided. Other than as discussed above, our concentration of credit risk relating to trade accounts receivable is limited due to our diversity of patients and payors. Further, we generally do not provide charity care.

(l)             Revenue Recognition

We operate in one segment with three service lines: (i) specialty pharmacy; (ii) infusion and related healthcare services; and (iii) other.

(i)    Specialty pharmacy services

Specialty pharmacy services revenue is reported at the estimated net realized amounts from third party payors and others for the pharmaceutical products provided to physicians, patients, and pharmacies by our company-owned pharmacies. Specialty pharmacy services primarily involve the distribution of specialty drugs to patients’ homes or physicians’ offices, and may also include clinical monitoring of patients and outcomes and efficacy reporting to the manufacturers of certain products. Typically, minimal nursing services are provided. Specialty pharmacy revenue is billed based upon predetermined fee schedules for the drugs provided, with reimbursement often indexed to Average Wholesale Price. We may also bill a small dispensing fee. Revenue is recognized upon confirmation of delivery of the products to the customer.

The amount of revenue we record is based on the volume of drugs and services we provide during a given period and is determined by our interpretation of the terms of the applicable managed care contract or other arrangement with the payor. If in a subsequent period we determine that our original estimate of revenue was incorrect, we adjust our revenue in that subsequent period. Such adjustments have historically not been material to our results of operations or financial position.

(ii)   Infusion and related healthcare services

Infusion and related healthcare services revenue is reported at the estimated net realized amounts from patients, third party payors and others for goods sold and services rendered by our company-owned pharmacies. When goods and services are both provided, revenue is recognized upon confirmation that both the services were provided and the goods were delivered to the patient. When only goods are provided to the patient and the patient has the means to use the goods without requiring nursing or other related services, revenue is recognized upon confirmation that the goods were delivered. When only services are provided, revenue is recognized upon confirmation that the services have been provided. Our agreements with payors occasionally specify our receipt of a “per diem” payment for infusion therapy services that we provide to patients. This “per diem” payment includes a variety of both goods and services provided to the patient, including, but not limited to, rental of medical equipment, care coordination services, delivery of the goods to the patient and medical supplies. Because we receive a single price for both goods and services in one combined billing item, we cannot split revenue on our statements of income between product revenue versus service revenue.

The amount of infusion and related healthcare services revenue we record is estimated based on our interpretation of the terms of the applicable managed care contract or other arrangement with the payor. If in a subsequent period we determine that our original estimate of revenue was incorrect, we adjust our revenue in that subsequent period. Such adjustments have historically not been material to our statements of operation or financial position.

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

Software license, rental and product support revenue is billed by our subsidiary, Management by Information, Inc. (MBI), to a variety of clients, primarily hospital-based or free-standing home infusion providers. Revenue from software licensing is recognized when all of the following criteria are met for each element of the licensing agreement:

•       We and the customer have signed a software license agreement;

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

(m)  Accounts Receivable and Allowances for Doubtful Accounts

Our accounts receivable are reported net of contractual adjustments and allowances for doubtful accounts. The majority of our accounts receivable are due from private insurance carriers and government healthcare programs such as Medicare or Medicaid. Generally, we bill our revenue based on our Usual and Customary Charges for goods and services provided, then contractually adjust the revenue down to the anticipated collectable amount based on our interpretation of the terms of the applicable managed care contract, fee schedule or other arrangement with the payor.

We record an allowance for doubtful accounts each period based on several factors, including our past accounts receivable collection history, the balance and aging composition of our accounts receivable at the end of the period as reported to us through our computerized billing systems, our mix of business, and the financial condition of our payors. We evaluate historical write-off percentages by aging category to help us determine the appropriate reserve needed at each balance sheet date based on the aging of our receivables at that date. We also take into account any operational issues within our billing and reimbursement function that might impair our ability to collect outstanding accounts. Although we believe that our estimation of the net value of our accounts receivable is reasonable, we continually monitor our accounts receivable and our methods for calculating the appropriate allowance for doubtful accounts, and we adjust our allowances and our calculation methods as needed. We write off accounts receivable as bad debts after all reasonable collection efforts have been exhausted. If actual collections differ from our estimates, we may need to establish an additional allowance for doubtful accounts, which could materially impact our financial condition and results of operations in future periods.

(n)   Revenue Arrangements with Multiple Deliverables

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

Our specialty pharmacy services often involve only delivery of drugs to the patient and no ancillary services, such as nursing. In these cases, since there are no multiple deliverables, EITF 00-21 does not apply. For certain specialty drugs and therapies, we do provide some nursing services to the patient. In these cases when we do have multiple deliverables, we recognize revenue in the same manner as described above for our infusion therapies.

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

(o)   Cost of Revenue

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

We receive prompt payment discounts from some of our drug and medical supplies vendors. These prompt payment discounts are accounted for as reductions to cost of goods sold and are recognized when the goods are sold.

We also receive rebates from the pharmaceutical and medical supply manufacturers. These rebates are accounted for in accordance with EITF 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. The amount of the rebates we receive is usually based on the total purchases by us, and in some cases, by our franchisees under our existing agreements with the manufacturers. Rebates that we receive based on the purchases made by our franchisees are treated as other revenue. Rebates earned from purchases made by our company-owned pharmacies are accounted for as reductions to cost of goods sold in the periods in which those purchases are recognized in our income statement.

(p)   Professional and General Liability

We may be subject to various claims and legal actions that arise in the ordinary course of business. We have professional liability and other insurance to protect against such claims or legal actions. Our current professional liability insurance policy contains a self-insured retention (deductible) of $250,000 per claim.

(q)   Net Income per Common Share

On May 1, 2002, we completed a 5-for-4 stock split for shareholders of record as of April 10, 2002. All share and per share amounts for all periods presented have been adjusted to reflect the pro forma effects of this stock split.

On February 18, 2005, our Board of Directors authorized a 3-for-2 stock split effective on March 31, 2005 for shareholders of record as of March 17, 2005. Since the record date for this stock split is after the date we filed this Annual Report on Form 10-K with the Securities and Exchange Commission, share and per share amounts have not been adjusted to reflect the pro forma effects of this split.

The reconciliation of net income per common share for the years ended December 31, 2004, 2003 and 2002 is as follows: (in thousands, except per share amounts)

For the Year Ended December 31, 2004	Income	Shares	Per Share
Basic income per share	$18,931	21,292	$0.89
Effect of dilutive securities	—	533	(0.02)
Diluted income per share	$18,931	21,825	$0.87

For the Year Ended December 31, 2003	Income	Shares	Per Share
Basic income per share	$8,718	20,888	$0.42
Effect of dilutive securities	—	404	(0.01)
Diluted income per share	$8,718	21,292	$0.41

For the Year Ended December 31, 2002	Income	Shares	Per Share
Basic income per share	$14,079	20,656	$0.68
Effect of dilutive securities	—	480	(0.01)
Diluted income per share	$14,079	21,136	$0.67

The effect of dilutive securities is primarily from vested and unvested stock options that are in-the-money.

In 2005 and subsequent years, our dilutive securities may include incremental shares issuable upon conversion of our $86.3 million of 2.25% convertible senior notes. These notes have a conversion feature based on our common stock reaching a market price trigger price. In accordance with the consensus from EITF 04-1, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, we will include the dilutive effect of our notes in our calculation of income per diluted share, when applicable. As of December 31, 2004, the conversion feature of these notes was not in effect and the weighted average market price of our common stock did not exceed the initial conversion price of $18.01 stated in the notes. Therefore, the notes had no effect on our dilutive securities or our income per diluted share for year ended December 31, 2004.

(r)   Comprehensive Income

We have no significant components of comprehensive income other than net income.

(s)   Related Party Transactions

We engage in transactions with a company controlled by the Chairman of our Board of Directors. For the years ended December 31, 2004, 2003 and 2002, we purchased strategic consulting services of $176,000, $176,000 and $177,000, respectively, from a company for which the Chairman serves as president.

We have obtained legal services from firms for which the wife of our Senior Vice President, Secretary and General Counsel has served as a partner. In 2004, we obtained $633,000 in legal services from Bryan Cave LLP, a firm for which the wife of our Senior Vice President, Secretary and General Counsel became a partner during the year. Prior to joining Bryan Cave, LLP, she was a partner with the firm of McGuireWoods (formerly Ross & Hardies). During 2004, 2003 and 2002, we obtained legal services costing $30,000, $307,000 and $355,000, respectively, from McGuire Woods.

(t)   Convertible Long-Term Debt

Emerging Issued Task Force (“EITF”) Issue 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, addresses when contingently convertible instruments should be included in diluted earnings per share. Contingently convertible instruments are instruments that have embedded conversion features that are contingently convertible or exercisable based on (a) a market price trigger or (b) multiple contingencies if one of the contingencies is a market price trigger and the instrument can be converted or share settled based on meeting the specified market condition. A market price trigger is a market condition that is based at least in part on the issuer’s own share price. Examples of contingently convertible instruments subject to this EITF include contingently convertible debt, contingently convertible preferred stock, and convertible bonds with issuer option to settle for cash upon conversion, all with embedded market price triggers.

The Task Force reached a consensus that contingently convertible instruments should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The Task Force observed that there is no substantive economic difference between contingently convertible instruments and conventional convertible instruments with a market price conversion premium. Accordingly, the Task Force concluded that the treatments for diluted EPS should not differ because of a contingent market price trigger. The Task Force also agreed that the consensus should be applied to instruments that have multiple contingencies if one of the contingencies is a market price trigger and the instrument is convertible or settleable in shares based on meeting a market condition—that is, the conversion is not dependent on a substantive no-market-based contingency. At its October 13, 2004 meeting, the Financial Accounting Standards Board ratified the consensus reached by the Task Force in this issue. The date of adoption of this consensus is the end of the first reporting period after its effective date.

Our 2.25% convertible senior notes due 2024 have a conversion feature based on share market price, whereby a holder may receive a combination of cash and shares of stock if the market price of our stock reaches the trigger point. Accordingly, in keeping with the consensus of EITF 04-08, we will include the effect of our 2.25% convertible senior notes in our diluted earnings per share in periods during which the conversion price is reached or exceeded.

(u)   Accounting for Preexisting Relationships between the Parties to a Business Combination

Emerging Issued Task Force (“EITF”) Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination, addresses whether a business combination between two parties with a preexisting relationship should be evaluated to determine if a settlement of a preexisting relationship exists and if so, what is the appropriate accounting for the preexisting relationship. The Task Force reached a consensus that consummation of a business combination between parties with a preexisting relationship should be evaluated to determine if a settlement of a preexisting relationship exists. It was determined that a business combination between two parties that have a preexisting relationship is a multiple-element transaction with one element being the business combination and the other element being the settlement of the preexisting relationship. Settlement of the preexisting relationship should be treated independent of the business combination, and the gain or loss recorded from such settlement should be the same as it would be absent the business combination. The Task Force further determined that the acquisition of a right that the acquirer had previously granted to the acquired entity to use the acquirer’s recognized or unrecognized intangible assets (for example, rights to the acquirer’s trade name under a franchise agreement or rights to the acquirer’s technology under a technology licensing agreement) should be included as part of the business combination, and should be valued as a separately identifiable intangible asset in the allocation of purchase price.The Task Force further reached consensus that a settlement loss or gain should be recognized in conjunction with the effective settlement of a lawsuit (including threatened litigation) or executory contract in a business combination, unless otherwise specified in existing authoritative literature. Additionally, it was determined that the following disclosures should be required for business combinations between parties with a preexisting relationship:

a.      The nature of the preexisting relationship

b.     The measurement of the settlement amount of the preexisting relationship, if any, and the valuation method used to determine the settlement amount

c.      The amount of any settlement gain or loss recognized and its classification in the statement of operations.

When evaluating future business combinations, we will evaluate to determine if a preexisting relationship exists. If a preexisting relationship does exist, we will account for the acquisition in accordance with the guidance provided by EITF 04-1.

(v)   Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 financial statement presentation, and certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 financial statement presentation.

2.   Segment Information

We report our results of operations from one identifiable segment, containing three service lines: specialty pharmacy services, infusion and related healthcare services, and other. Specialty pharmacy services and infusion and related healthcare services are primarily involved in home delivery of prescription medications and applicable therapy services to patients. Related healthcare services include home health nursing and therapy services, durable medical equipment sales and rentals, respiratory therapy services, and hospice services. Other revenue consists of franchise-related revenue such as royalties, and software license and support services provided by our subsidiary, MBI.

Our software development company, MBI, meets the qualitative requirements to be considered a separate reportable segment. However, MBI does not meet the quantitative thresholds that, if met, would require their operations to be reported in a separate segment. Specifically, MBI does not represent: (a) 10% of our reported revenue; (b) 10% of combined reported profit of all operating segments that did not report a loss or 10% of the combined reported loss of all operating segments that did report a loss; or (c) 10% or more of the combined assets of all operating segments. Because the thresholds for separate segment reporting have not been met, we aggregate MBI’s results within our one reportable segment.

The following table sets forth revenue by product line within our one reportable segment (amounts in thousands):

	Years Ended December 31,
	2004		2003		2002
	Amounts	% of total revenue	Amounts	% of total revenue	Amounts	% of total revenue
Revenue:
Specialty pharmacy	$249,697	60.2%	$208,557	58.7%	$181,049	56.5%
Infusion and related healthcare services	153,302	37.0%	136,192	38.3%	129,146	40.3%
Other	11,431	2.8%	10,691	3.0%	10,301	3.2%
Total revenue	$414,430	100.0%	$355,440	100.0%	$320,496	100.0%

3.   Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principals Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS

No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•       A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of statement 123(R) that remain unvested on the effective date.

•       A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

SFAS No. 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005, which in our case would be the quarterly period beginning July 1, 2005 and ending September 30, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005 and use the “modified retrospective” method.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with APB Opinion No. 25, we generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and on required changes in the method of computation of fair value. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in our disclosure of pro forma net income and earnings per share in Note 1(j) to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.4 million, $600,000 and $1.6 million in 2004, 2003 and 2002, respectively.

4.   Business Combinations

During the year 2004, we completed five acquisitions. Each acquisition was for the purpose of consolidating market share in existing markets that we serve. One of these acquisitions was of an existing Option Care franchise, while the remaining four were not affiliated with us before the acquisition. The results of operations for each of these acquired businesses were consolidated as of the effective date of the asset purchase agreement. We paid $4.1 million in cash in 2004 to complete these acquisitions. Of this total cash paid, $2.0 million was allocated to goodwill and $100,000 was allocated to other intangible assets. We expect the entire $2.0 million of goodwill recorded from these purchases to be deductible for income tax purposes. Subject to certain contingencies, we may be obligated to pay additional consideration of up to $1.4 million in cash in 2005 related to these acquisitions. While we anticipate that these acquisitions will be accretive to earnings, they are not anticipated to have a material impact on our overall results of operations or financial position, either individually or in aggregate.

During 2004, we recorded two adjustments related to our prior year acquisition of Infusion Specialties, Inc., a specialty pharmacy business located in Houston, Texas. Both adjustments resulted in a reduction of goodwill. The first adjustment was to reverse the $1.2 million accrual of additional consideration that we anticipated would become payable in 2004. The contingency related to this accrual was not resolved in 2004, and the additional consideration will therefore not be paid. The second adjustment related to income taxes. We determined, upon review of its income tax returns, that Infusion Specialties, Inc. had a net operating loss carry-forward valued at approximately $400,000. During 2004, we adjusted our purchase accounting to reflect this deferred tax asset, which we expect will be fully utilized upon filing our 2004 consolidated federal income tax return.

5.   Fiscal Year 2003 Bad Debt & Restructuring Charges

In 2003, we recorded two charges totaling $8.1 million. We recorded a special provision for doubtful accounts of $6.8 million related to the accounts receivable of our Texas operations, and also recorded a restructuring charge of $1.3 million.

The bad debt charge was the result of operational difficulties we encountered in integrating the multiple businesses that we acquired in Texas during 2001. After a detailed analysis of the collectability of the outstanding accounts, we determined in the quarter ended September 30, 2003 that a $6.8 million additional provision for doubtful accounts was necessary to adequately reserve for potential write-offs. We wrote off approximately $3.2 million of these accounts in 2003 and an additional $3.3 million in 2004. Our 2004 cash collections of the Texas accounts receivable approximated the estimates we made when the charge was recorded. Therefore, no material adjustments to the $6.8 million special provision for doubtful accounts were recorded in 2004. The operational problems that led to the charge have been addressed and corrected and no similar problems were encountered in 2004.

During the third and fourth quarters of 2003, we restructured our operations to improve the efficiency and effectiveness of the organization and refocus our efforts toward growth in sales and profitability. The restructuring, which included staff reductions and other changes, was completed by December 31, 2003. In 2003, we recorded pre-tax charges totaling $1.3 million which were included in selling, general and administrative expenses for that year. We paid $800,000 of the charge during 2003 and paid the remainder during 2004. No material adjustments to the restructuring charge were recorded in 2004.

6.   Equipment and Other Fixed Assets

Equipment and other fixed assets consist of the following at December 31 (in thousands):

	2004	2003
Equipment	$18,187	$15,863
Capitalized computer software	3,802	3,317
Leasehold improvements	2,511	2,223
Equipment and other fixed assets	24,500	21,403
Less accumulated depreciation and amortization	10,791	9,258
Equipment and other fixed assets, net	$13,709	$12,145

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $3.9 million, $4.4 million and $3.2 million, respectively. For the year 2004, $1.8 million of total depreciation expense was included in cost of goods sold and $100,000 was included in cost of service, while the remaining $2.0 million was part of selling, general and administrative expense. For 2003, $2.0 million of the total depreciation expense was included in cost of goods sold and $100,000 was included in cost of service, while the remaining $2.3 million was part of selling, general and administrative expenses. In each year, the depreciation expense included in cost of goods sold was primarily from revenue-generating assets, such as durable medical equipment and infusion pumps that are rented to patients, and the depreciation of the iEmphsys™ software developed internally and marketed by our subsidiary, MBI. The depreciation expense included in cost of service consists of depreciation of our fleet of delivery vehicles.

We depreciate equipment and other fixed assets using the straight-line method over the assets’ useful lives. Equipment primarily consists of furniture and fixtures, computer hardware and software purchased from outside vendors, medical equipment and automotive vehicles. Equipment includes both assets owned and leased under capital leases. Capital lease amortization is included in depreciation expense. Equipment is depreciated over their useful lives, which typically range from three to seven years. Our capitalized computer software is being amortized over three to five years. Leasehold improvements are amortized over the shorter of their useful life or the remaining term of the associated building lease.

In each of 2004 and 2003, we recorded $500,000 in depreciation expense for iEmphsys™, the browser-based pharmacy software developed and marketed by our subsidiary, MBI. Initial iEmphsys™ development was completed during 2003. We have begun to deploy the software in our company-owned infusion pharmacies and are actively marketing the software to outside customers as well. We are continuing to develop enhancements to further improve the software’s functionality. It is our objective to eventually deploy the software in all of our company-owned infusion pharmacies.

In 2003, depreciation expense in selling, general and administrative expenses included a $400,000 impairment write-down of an internally-developed purchasing software system designed to enhance the efficiency and reporting capabilities of our purchases of pharmaceuticals and medical supplies and equipment.

7.   Other Intangible Assets

As of December 31 of each year presented, other intangible assets consist of the following (in thousands):

	2004	2003
Debt financing costs	$3,027	$608
Non-compete agreements	1,867	1,803
Others	269	226
Other intangible assets	5,163	2,637
Less accumulated amortization	1,638	1,520
Other intangible assets, net	$3,525	$1,117

We recorded debt financing costs related to our November 2004 offering of $86.3 million of 2.25% convertible senior notes, due 2024. Although the stated term of the notes is for 20 years, the loan origination fees will be amortized over five years because of a provision in the convertible notes allowing a put or call as of November 1, 2009. Through business acquisitions, we recorded intangible assets such as non-compete agreements, managed care contracts and patient records. These assets are amortized over their economic lives, ranging from several months to ten years.

For the years ended December 31, 2004, 2003 and 2002, our amortization expense for intangible assets was approximately $800,000, $900,000 and $800,000, respectively. The estimated aggregate amortization expense for our intangible assets for each of the next five years is estimated as follows (in thousands):

Year ending December 31,	Amortization Expense
2005	$889
2006	754
2007	657
2008	622
2009	512
Total	$3,434

8.   Long-Term Debt

On November 2, 2004, we completed an offering of $75 million of 2.25% convertible senior notes due 2024 in a private placement to qualified institutional buyers. The initial purchasers were granted the option to purchase up to an additional $11.25 million principal amount of notes and exercised this option in full on November 9, 2004. We filed a Registration Statement on Form S-3 on January 24, 2005, as amended on February 8, 2005 and March 4, 2005, to allow the notes to be re-sold to the investing public.

The convertible notes are senior unsecured obligations of Option Care and will be convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 55.5278 shares per $1,000 principal amount of notes (which represents an initial conversion price of $18.01 per share), in certain circumstances. Holders may convert their notes into cash and, if applicable, shares of our common stock prior to the stated maturity only under the following circumstances: (1) during any calendar quarter after the calendar quarter ended December 31, 2004, if the closing sale price of our common stock for each of 20 or more consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period (the “note measurement period”) in which the average trading price per $1,000 principal amount of notes was equal to or less than 97% of the average conversion value of the notes during the note measurement period; (3) upon the occurrence of specified corporate transactions; or (4) if we have called the notes for redemption. In general, upon conversion, the holder of each note will receive the conversion value of the note payable in cash, up to the principal amount of the note, and common stock for the note’s conversion value in excess of such principal amount (plus an additional cash payout in lieu of fractional shares). If the notes are surrendered for conversion in connection with certain fundamental changes that occur before November 1, 2009, holders will in certain circumstances also receive a make-whole premium in addition to the cash and shares to which holders are otherwise entitled to receive upon conversion. The convertible senior notes will mature on November 1, 2024 and will not be redeemable by us prior to November 1, 2009. Holders of the convertible notes may require us to repurchase all or a portion of the convertible notes for cash on November 1, 2009, November 1, 2014 and November 1, 2019. Interest will be paid at 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year to the holders of record at the close of business on the preceding April 15 and October 15, respectively. The notes are senior unsecured obligation and will rank equally with all of our existing and future senior unsecured indebtedness.

As of December 31, 2003, we were party to a $60 million revolving Credit and Security Agreement with J.P. Morgan Business Credit Corporation, J.P. Morgan Chase Bank and LaSalle Bank, N.A. We had no outstanding balance under the facility as of December 31, 2003 and additional borrowing capacity of $37.7 million based on our accounts receivable and inventory balances on that date. Our borrowings under the facility during 2004 were minimal. On June 15, 2004, we signed an amendment to the Credit and Security Agreement which reduced the overall facility to $20 million throughout the remaining term of the agreement, which was due to expire on March 29, 2005. The amendment also allowed us to pay quarterly dividends to a maximum of $2.5 million per year. Effective October 29, 2004, we terminated the Credit and Security Agreement. Upon terminating the agreement, we expensed the remaining $84,000 of unamortized deferred financing costs related to this agreement. We incurred no early termination fees.

Long-term debt consists of the following at December 31 (in thousands):

	2004	2003
2.25% Convertible Notes, due 2024	$86,250	$—
Insurance premium financing agreement	—	305
Notes payable with maturities through 2009 at interest rates ranging from 8.0% to 8.5%	75	116
Capital lease obligations	—	85
	86,325	506
Less current portion	19	424
Long-term debt	$86,306	$82

In prior years and during 2004, Option Care leased certain medical equipment and automobiles under long-term lease agreements with original terms from 36 to 60 months that were classified as capital leases. However, as of December 31, 2004, we had paid off all existing capital leases and had no remaining capital leases. The net book value of the medical equipment and automobiles under capital leases as of December 31, 2003 was $91,000.

During each of 2004 and 2003, we recorded interest expense of approximately $300,000. In 2004, our interest expense was primarily related to our 2.25% convertible senior notes. In 2003, $100,000 of our interest expense was imputed interest on installment payments for a 2002 acquisition and the remaining $200,000 was related to our credit facility balances and other debts.

Maturities of long-term obligations are (in thousands):

Year Ending December 31, 2004	Note Payable & Other Debts
2005	$19
2006	13
2007	14
2008	15
2009	14
2010 and beyond	86,250
$86,325

9.   Provision for Income Taxes

The income tax provision consisted of the following (in thousands):

	Current	Deferred	Total
2004:
Federal	$7,518	$2,769	$10,287
State	1,311	483	1,794
	$8,829	$3,252	$12,081
2003:
Federal	$4,354	$647	$5,001
State	632	94	726
	$4,986	$741	$5,727
2002:
Federal	$6,798	$1,355	$8,153
State	810	161	971
	$7,608	$1,516	$9,124

A reconciliation between the income tax expense recognized in Option Care’s Consolidated Statements of Income and the income tax expense computed by applying the U.S. Federal corporate income tax rate of 35% for each of 2004, 2003 and 2002, respectively, to income before income taxes follows (in thousands):

	2004	2003	2002
Computed “expected” tax expense	$10,854	$5,056	$8,121
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	1,166	726	971
Other, net	61	(55)	32
Total provision	$12,081	$5,727	$9,124

Deferred income tax assets and (liabilities) at December 31, 2004 and 2003 include (in thousands):

	2004		2003
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Allowance for doubtful accounts	$2,700	$—	$3,337	$—
Allowance for notes receivable	65	—	—	—
Accrued expenses	—	—	31	—
Severance accrual	—	—	20	—
Accrued wages and benefits	204	—	316	—
Insurance claims payable	70	—	84	—
Accrued legal reserve	42	—	172	—
Unearned franchise revenue	—	—	431	—
Deferred compensation	—	—	—	140
Deferred financing costs	—	29	—	—
Other, net	17	16	51	22
Total deferred tax assets	3,098	45	4,442	162
Deferred tax liabilities:
Tax over book depreciation	—	(1,309)	—	(964)
Internally developed software	—	(1,022)	—	(1,077)
Intangible assets	—	(5,121)	—	(3,636)
Other, net	—	(16)	—	—
Total deferred tax liabilities	—	(7,468)	—	(5,677)
Net deferred income tax asset (liability)	$3,098	$(7,423)	$4,442	$(5,515)

Our deferred tax assets and liabilities were valued based on the estimated tax rates in effect when the assets and liabilities are expected to reverse. We believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

10.   Stock Incentive Plan

Option Care’s Amended and Restated Stock Incentive Plan (1997) (the “Incentive Plan”) was originally adopted by the Board and approved by the shareholders on September 11, 1991. The Incentive Plan was amended on each of February 21, 1997, May 12, 2000 and June 4, 2002 through a vote of our stockholders. The Incentive Plan, as amended, provides for the award of cash, stock, and stock unit bonuses, and the grant of stock options and stock appreciation rights (“SARs”), to officers and employees of Option Care and its subsidiaries and other persons who provide services to us on a regular basis. The stockholders and our Board of Directors have reserved 5,625,000 shares for the granting of options under the Incentive Plan, of which approximately 1.0 million were still available to be granted as of December 31, 2004. All options under the Incentive Plan must be exercised within ten years after their grant dates. The majority of options granted under the Incentive Plan vest 25% per year on each of the first four anniversaries of the grant date. All grants to non-Board Members must be approved by the Compensation Committee of our Board of Directors. As of December 31, 2004, no cash, stock, stock unit bonuses or SARs have been granted pursuant to the Incentive Plan.

Our Incentive Plan calls for certain formula grants to members of our Board of Directors. Upon joining our Board of Directors, new board members automatically receive 30,000 non-qualified stock options, exercisable immediately. Eligible non-employee board members also receive 10,000 non-qualified stock options at the beginning of each year they serve on the Board. Such options are exercisable in full one year after grant date. All options granted to Board members are priced based on the closing price of our common stock on the date of grant.

The following schedule details the changes in options granted under the Incentive Plan for the three years ending December 31, 2004 (shares in thousands):

	2004		2003		2002
Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,996	$9.09	2,795	$8.73	2,679	$7.21
Options granted	487	$13.46	914	$9.24	1,032	$12.07
Exercised	(482)	$6.14	(246)	$3.61	(390)	$2.93
Terminated	(379)	$10.94	(467)	$10.05	(526)	$11.85
Outstanding at end of year	2,622	$10.18	2,996	$9.09	2,795	$8.73
Options exercisable at year-end	1,298	$8.98	1,215	$7.53	1,021	$2.70

The following table summarizes information about the Incentive Plan and options outstanding at December 31, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable At 12/31/04	Weighted-Avg. Exercise Price
$0.60 to $3.00	170	3.4 years	$0.69	171	$0.69
$4.40 to $6.00	275	5.8 years	$5.07	227	$4.93
$7.85 to $10.31	897	7.8 years	$9.12	372	$9.39
$11.60 to $13.72	1,141	7.5 years	$12.99	528	$13.11
$15.09 to $17.00	139	9.7 years	$15.63	—	$—
$0.60 to $17.00	2,622	7.3 years	$10.18	1,298	$8.98

11.   Employee Benefit Programs

(a)   401(k) Plan

We have a defined contribution plan under which the Company may make matching contributions based on employee elective deferrals. The match, if any, is determined at the discretion of the Board of Directors, and is set annually prior to the start of each plan year. The plan is intended to qualify as a deferred profit sharing plan under Section 401(k) of the Internal Revenue Code of 1986. Contributions are invested at the direction of the employee into one or more funds. All full-time, part-time, per visit and per diem employees who have attained the age of 21 with ninety days’ continuous service are eligible for participation in the plan. Employees who are eligible to participate in our Deferred Compensation Plan have their maximum contribution to the 401(k) Plan capped at 3%. The amount of expense recognized in 2004, 2003 and 2002 related to this plan totaled $700,000, $1.0 million and $900,000, respectively. In each of these years, we elected to match 100% of the first 3% contributed by each employee, and has determined to do so again in 2005.

(b)   Employee Stock Purchase Plan

Our 2001 Employee Stock Purchase Plan (ESPP), permits eligible employees the opportunity to acquire shares of our common stock at a discount from fair market value. The ESPP was structured to qualify under Section 423 of the Internal Revenue Code and was approved by a vote of our stockholders. Employees may withhold up to 15% of eligible wages through payroll deductions, subject to a maximum annual withholding of $21,250. There are two distinct offering periods. Eligible employees may enroll as of either January 1 or July 1 of each plan year, but not in both. The two offering periods both end on December 31. Employees can elect to stop withholding at any time, but may not restart withholding until the beginning of the next plan year. Accumulated withholdings will not be refunded under any circumstances except in the case of termination of employment prior to the end of the offering period, at which time accumulated withholdings will be refunded to the former employee in full. Employees who enroll July 1 may not change their withholding percentage during their offering period. Employees who enroll as of January 1 may elect to increase or decrease their withholding percentage as of July 1.

Under the ESPP, shares are purchased once per year, and are issued by February 1 of the following year. The purchase price is equal to a 15% discount off the lower of the fair market value at the beginning or the end of the offering periods, as listed on the NASDAQ National Market. The maximum number of shares to be purchased per employee is equal to $25,000 in fair market value of our common stock, calculated as of the beginning of the offering period. For the 2004 plan year, approximately 106,000 shares were issued in January 2005 to 403 employees. For the 2003 plan year, approximately 123,000 shares were issued to 394 employees who participated in the plan. The total number of shares of common stock reserved for issuance under the plan is 1,250,000. Including the issuance in January 2005, a cumulative total of 1,100,594 shares have been issued thus far, leaving 149,406 shares available for future issuance. Under the terms of our ESPP, any dividends declared by our Board of Directors and payable to active participants in the ESPP will be reinvested in additional shares of our common stock, purchased at the then-current market price.

Because our ESPP qualifies under Section 423 of the Internal Revenue Code, we have recorded no compensation expense for the 15% discount in purchase price compared to fair market value during the three years ended December 31, 2004.

(c)   Deferred compensation plan

For the past several years, we offered a Deferred Compensation Plan (“DCP”) to certain of our executive employees. However, during 2004, we decided to terminate the plan, primarily due to low enrollment.

The DCP had been established for employees who met the following criteria: classified as Area Vice President or higher and met the IRS definition of highly compensated. The DCP allowed such employees to contribute up to 25% of base salary and 100% of bonuses into the plan. Enrollment was annual. Participating employees could stop their contribution to the plan at any time during the plan year, but could not re-start contributing or change their percentage contribution until the next plan year. We had maintained a Rabbi Trust, funded with company-owned life insurance, as a method to ensure distribution of participant account balances upon termination of the DCP. Each employee’s return on contributed dollars was based on their selection from a menu of mutual funds. If an employee retiree or meet the retirement criteria, they could have their account balance distributed in annuity installments. Upon separation of employment other than through retirement, we distributed the participant’s DCP account, less all applicable federal and state income taxes.

In December 2004, we terminated the plan and completed a distribution to the remaining participants. We likewise liquidated the company-owned life insurance for its cash surrender value.

Prior to the termination of the DCP, employee contributions were approximately $20,000, $100,000 and $200,000 in 2004, 2003 and 2002, respectively. The performance of the company-owned life insurance approximately equaled the performance of the participant’s phantom investments in the DCP in 2004 as in prior years. Therefore, minimal compensation expense was recorded in 2004 related to the DCP. The fund allocation of our actual investment in company-owned life insurance was designed to closely mirror the fund allocation of the participants’ phantom investments.

12.   Commitments and Contingencies

We have entered into agreements that require us to purchase minimum amounts of certain specialty pharmaceuticals during 2005 and 2006 from the drug’s manufacturer in return for favorable pricing on those products. Our minimum purchase commitments are expressed in units. The approximate dollar value of our minimum purchase obligations in 2005 and 2006 are $11.5 million and $1.4 million, respectively.

In 2003, we entered into agreements to purchase $7.6 million of certain drugs during 2004. We satisfied our minimum purchase obligations under these agreements.

As of December 31, 2003, we had a contingent liability estimated at $1.2 million for additional consideration we expected to owe for our purchase of Infusion Specialties, Inc. During 2004, we determined that the contingency related to collection of accounts receivable would not be cleared and this additional consideration would not be paid. Therefore, we reversed this accrued liability, with an offsetting reduction to goodwill.

We are subject to claims and legal actions that may arise in the ordinary course of business. However, we maintain insurance to protect against such claims or legal actions. We are not aware of any litigation either pending or filed that we believe are likely to have a material adverse effect on our results of operation or financial condition.

We maintain insurance for general and professional liability claims in the amount of $1 million per claim and $3 million in aggregate, plus $5 million in umbrella coverage. Accordingly, the maximum coverage for a first claim is $6 million and the maximum aggregate coverage for all claims is $8 million. We also require each franchisee to maintain general and professional liability insurance covering both the franchise and us, at coverage levels that are believed to be sufficient. These insurance policies provide coverage on a claims-made or occurrence basis and have certain exclusions from coverage. There can be no assurance that insurance coverage will be adequate to cover liability claims that may be asserted against us or that adequate insurance will be available in the future at acceptable cost, if at all. To the extent that liability insurance is not adequate to cover liability claims against us, we will be responsible for the excess. Our current professional liability insurance policy contains a self-insured retention of $250,000 per claim. Any claims made against us during the term of this policy could have a material adverse effect on our results of operations or financial condition.

We lease office space and other equipment under leases that are classified as operating leases. Operating lease expense was  $7.2 million, $6.8 million and $6.8 million for the years 2004, 2003 and 2002, respectively. The future minimum lease payments for our facility and other operating leases with initial or non-cancelable lease terms in excess of one year are as follows (in thousands):

Year ending December 31,	Facility Leases	Other Leases	Total
2005	$4,967	$261	$5,228
2006	4,405	119	4,524
2007	3,823	44	3,867
2008	2,904	13	2,917
2009	1,582	—	1,582
2010 and beyond	3,387	—	3,387
	$21,068	$437	$21,505

13.   Supplemental Cash Flow Information

	2004	2003	2002
	(in thousands)
Interest paid	$20	$371	$186
Interest capitalized related to software development costs	—	70	—
Income taxes paid	5,407	6,533	6,313

14.   Subsequent Events

On February 3, 2005, we acquired the outstanding stock of our franchise in St. Cloud, Minnesota. This acquisition expands our presence of company-owned pharmacies in Minnesota. The initial net purchase price was $7.6 million, paid in a combination of cash and shares of our common stock. Additional consideration may become payable in 2006 and 2007 based on subsequent earnings of the acquired business and other related contingent factors.

On February 18, 2005, our Board of Directors authorized and directed management to complete a 3-for-2 stock split of our $0.01 par value common stock. The split will become effective March 31, 2005 for shareholders of record as of March 17, 2005.

16.   Quarterly Financial Information (Unaudited)

The following table presents certain quarterly statement of income data for the years ended December 31, 2004 and 2003. The quarterly statement of income data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. (In thousands, except per share amounts):

	2004				2003
	Q4	Q3	Q2	Q1	Q4	Q3(1)	Q2	Q1
Revenue	$112,679	$99,951	$98,651	$103,149	$95,706	$82,390	$84,782	$92,562
Gross profit	31,352	29,928	29,038	28,697	28,441	24,710	27,655	27,280
Income (loss) before income taxes	8,325	7,716	7,829	7,142	6,618	(5,143)	6,374	6,596
Net income (loss)	5,315	4,630	4,701	4,285	3,970	(3,029)	3,811	3,966
Basic income (loss) per share	0.25	0.22	0.22	0.20	0.19	(0.14)	0.18	0.19
Diluted income (loss) per share	$0.24	$0.21	$0.22	$0.20	$0.19	$(0.14)	$0.18	$0.19

(1)          The Q3 2003 loss before income taxes reflects charges totaling $7,800, consisting of a bad debt charge of $6,800 and a restructuring charge of $1,000.

Our results of operations are partially affected by seasonal factors. One of the specialty pharmaceuticals that we distribute, Synagis®, is a preventive drug used to protect high-risk pediatric patients against respiratory synctial virus (RSV). Treatments typical consist of monthly Synagis® injections during the RSV season, which lasts from approximately October through April. Our quarterly revenue from sales of Synagis® in 2004 and 2003 was as follows (amounts in thousands):

	2004				2003
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Synagis® revenue	$9,455	$571	$3,955	$14,251	$8,867	$435	$3,958	$11,998
Percent of total revenue	8.4%	0.6%	4.0%	13.8%	9.3%	0.5%	4.7%	13.0%

Option Care, Inc. and Subsidiaries
Schedule II Valuation and Qualifying Accounts
Years Ended December 31, 2004, 2003 and 2002
(in thousands)

Allowance for Doubtful Accounts:

Year Ended	Balance Beginning of Period	Charged To Expense	(A)Deductions	Balance End of Period
December 31, 2004	$8,502	$6,615	$(8,238)	$6,879
December 31, 2003	7,019	14,274	(12,791)	8,502
December 31, 2002	$5,580	$7,769	$(6,330)	$7,019

Allowance for Uncollectible Notes Receivable—Current and Long Term:

Year Ended	Balance Beginning of Period	Charged To Expense	(A)(B)Deductions	Balance End of Period
December 31, 2004	$—	$—	$165	$165
December 31, 2003	37	—	(37)	—
December 31, 2002	$67	$(22)	$(8)	$37

(A)       Represents accounts written off in current year, less collections on prior years’ write-offs.

(B)        For the year ended December 31, 2004, the negative Deductions of $165 in the Allowance for Uncollectible Notes Receivable was related to a note signed in 2004. The note was reserved at 100% of its value. No revenue or bad debt expense was recorded related to this note.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during fiscal year 2004.

Item 9A.                CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2004. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2004. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Security and Exchange Commission’s rules and forms.

(b)   Internal control over financial reporting

Management’s Report on Internal Control over Financial Reporting and the Report of our Independent Registered Public Accounting Firm on Internal Control over Financial Reporting are included in Item 8.

(c)   Changes in internal controls

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               OTHER INFORMATION

None.

PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed with the commission by April 30, 2005.

We have adopted a Code of Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. A copy of this Code of Ethics is posted on our website, www.optioncare.com. Copies may also be obtained free of charge by written request to Joseph P. Bonaccorsi, Senior Vice President, Secretary and General Counsel, Option Care, Inc., 485 Half Day Road, Suite 300, Buffalo Grove, Illinois 60089 or by telephoning us at (847) 465-2100. In the event the code of ethics is revised, or any waiver is granted under the code of ethics with respect to any director, executive officer or senior financial officer, notice of such revision or waiver will be posted on our website, www.optioncare.com.

Item 11.      EXECUTIVE COMPENSATION

Incorporated by reference to Executive Compensation in our definitive Proxy Statement to be filed with the Commission by April 30, 2005.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to Security Ownership of Certain Beneficial Owners and Management in our definitive Proxy Statement to be filed with the Commission by April 30, 2005.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to Certain Relationships and Related Transactions in our definitive Proxy Statement to be filed with the Commission by April 30, 2005.

Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to Principal Accountant Fees and Services in our definitive Proxy Statements to be filed with the Commission by April 30, 2005.

PART IV

Item 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          (1)   The Consolidated Financial Statements of Option Care and its subsidiaries and independent registered public accounting firm’s reports thereon are included on pages 45 through 68 of this Annual Report on Form 10-K:

op

(2)   Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts	84

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
Date: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Name	Title	Date
/s/ RAJAT RAI	Chief Executive Officer and Director	March 15, 2005
Rajat Rai
/s/ PAUL MASTRAPA	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 15, 2005
Paul Mastrapa
/s/ KENNETH S. ABRAMOWITZ	Director	March 15, 2005
Kenneth S. Abramowitz
/s/ LEO HENIKOFF	Director	March 15, 2005
Leo Henikoff
/s/ JOHN N. KAPOOR	Chairman of the Board	March 15, 2005
John N. Kapoor
/s/ JEROME F. SHELDON	Director	March 15, 2005
Jerome F. Sheldon

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
4.1

Indenture Agreement by and among Option Care, Inc. and LaSalle Bank National Association, including the Form of our 2.25% Convertible Senior Notes due 2024. Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on November 11, 2004 and incorporated by reference herein.

4.2

Registration Rights Agreement dated as of November 2, 2004 by and among Option Care, UBS Securities LLC and Piper Jaffray & Co. Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on November 11, 2004 and incorporated by reference herein.

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

10.28

Amendment to Participation Agreement between Health Options, Inc. and Option Care, Inc. dated as of April 1, 2001. Filed as Exhibit 10.28 to our Annual Report on Form 10-K/A filed September 10, 2001 and incorporated by reference herein.**

10.29

Deferred Compensation Plan for certain Executives, effective as of January 1, 2001. Filed as Exhibit 10.29 to our Annual Report on Form 10-K/A filed September 10, 2001 and incorporated by reference herein.**

10.32

Injectible Drugs Agreement, effective as of September 5, 2001 between Health Options, Inc. and Option Med, Inc. Filed on October 10, 2001 as Exhibit 10.1 to Form 8-K/A and incorporated herein by reference.

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

10.34

Employment Agreement between Richard M. Smith and Option Care, Inc. dated May 7, 2003. Filed as Exhibit 10.34 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.*

10.35

Employment Offer Letter between Option Care, inc. and Paul Mastrapa, dated January 18, 2002. Filed as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.*

10.36

Employment Offer Letter between Option Care, inc. and Joseph P. Bonaccorsi, dated October 31, 2001. Filed as Exhibit 10.36 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.*

10.37

Fourth Amendment to Credit and Security Agreement, dated October 23, 2003, by and among Option Care, Inc. and the domestic subsidiaries party thereto, as Borrowers, the Lending Institutions party thereto, as Lenders, J.P. Morgan Business Credit Corp., as Advisor, and JPMorgan Chase Bank, as Administrative and Collateral Agent and Arranger, and LaSalle Bank National Association, as Co-Agent. Filed as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated by reference herein.

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

10.39

Chief Executive Officer Employment Agreement between Option Care, Inc. and Rajat Rai, effective May 11, 2004. Filed as Exhibit 10.39 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference herein.*

10.40

Executive Severance Agreement between Option Care, Inc. and Paul Mastrapa. Filed as Exhibit 10.40 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference herein.*

10.41

Executive Severance Agreement between Option Care, Inc. and Joseph P. Bonaccorsi. Filed as Exhibit 10.40 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference herein.*

12.1	Consolidated Statement regarding Computation of Ratios of Earnings to Fixed Charges.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certification of Chief Executive Officer and of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Exchange Act.

*                    Management contracts and compensatory plans and arrangements.

**             Portions of this Exhibit are subject to a Confidential Treatment Request pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, filed with the SEC on September 10, 2001 and amended October 10, 2001.