Form 10-Q
period 2005-03-31
OPTION CARE INC/DE
filed 2005-05-10
CIK 884064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Issued and Outstanding as of May 3, 2005
Common Stock - $0.01 par value	32,416,679

INDEX

OPTION CARE, INC. AND SUBSIDIARIES

DESCRIPTION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2005 (Unaudited)	December 31, 2004 (Note 1)

Assets
Current assets:
Cash and cash equivalents	$11,604	$19,816
Short-term investments	85,814	75,370
Accounts receivable, net	74,081	69,930
Inventory	9,973	13,191
Deferred income tax benefit	2,774	3,098
Other current assets	5,634	5,459

Total current assets	189,880	186,864
Equipment and other fixed assets, net	13,901	13,709
Goodwill, net	71,999	65,356
Other assets	3,897	3,918

Total assets	$279,677	$269,847

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$20,382	$21,819
Current portion of long-term debt	12	19
Other current liabilities	6,867	6,573

Total current liabilities	27,261	28,411
Long-term debt, less current portion	86,303	86,306
Deferred income tax liability	7,713	7,468
Other liabilities	571	551
Minority interest	560	548

Total liabilities	122,408	123,284

Stockholders’ equity:
Common stock, $.01 par value per share, 60,000 shares authorized, 32,313 and 32,183 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	323	322
Common stock to be issued, 202 and 171 shares at March 31, 2005 and December 31, 2004, respectively	1,396	1,085
Additional paid-in capital	109,074	108,062
Retained earnings	46,476	41,612
Less treasury stock, at cost, 474 shares at December 31, 2004	—	(4,518)

Total stockholders’ equity	157,269	146,563

Total liabilities and stockholders’ equity	$279,677	$269,847

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2005	2004

Revenue:
Specialty pharmacy services	$74,897	$64,932
Infusion and related healthcare services	42,848	34,946
Other	3,010	3,271
Total revenue	120,755	103,149
Cost of revenue:
Cost of goods sold	75,692	63,808
Cost of services provided	11,800	10,644
Total cost of revenue	87,492	74,452

Gross profit	33,263	28,697

Selling, general and administrative expenses	21,541	19,249
Provision for doubtful accounts	2,326	1,559
Depreciation and amortization	904	681

Total operating expenses	24,771	21,489

Operating income	8,492	7,208
Interest income (expense)	(44)	1
Other expense, net	(47)	(67)

Income before income taxes	8,401	7,142
Income tax provision	3,116	2,857

Net income	$5,285	$4,285

Net income per common share:
Basic	$0.16	$0.14

Diluted	$0.16	$0.13

Shares used in computing net income per share:
Basic	32,103	31,637
Diluted	33,265	32,334

Cash dividends per share	$0.0133	$—

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net income	$5,285	$4,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,366	1,204
Provision for doubtful accounts	2,326	1,559
Deferred income taxes	521	806
Income tax benefit from exercise of stock options	1,288	456
Changes in assets and liabilities:
Accounts and notes receivable	(5,197)	(4,709)
Inventory	3,469	3,342
Accounts payable	(1,851)	(1,417)
Income taxes receivable/payable	(81)	1,331
Change in other assets and liabilities	52	(1,631)

Net cash provided by operating activities	7,178	5,226

Cash flows from investing activities:
Purchases of short-term investments	(88,954)	—
Sales of short-term investments	78,510	—
Purchases of equipment and other, net	(989)	(975)
Payments for acquisitions, net of cash acquired	(7,082)	(1,090)

Net cash used in investing activities	(18,515)	(2,065)

Cash flows from financing activities:
Increase in financing costs	(134)	—
Payments on capital leases and other debt	(10)	(364)
Proceeds from issuance of stock	3,697	835
Payments for purchase of treasury stock	—	(944)
Payments of dividends to common shareholders	(428)	—

Net cash provided by (used in) financing activities	3,125	(473)

Net increase (decrease) in cash and cash equivalents	(8,212)	2,688
Cash and cash equivalents, beginning of period	19,816	3,961
Cash and cash equivalents, end of period	$11,604	$6,649

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2005

(Unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

We completed a 3-for-2 split of our common stock on March 31, 2005 for shareholders of record as of March 17, 2005.  All share and per share amounts in this Quarterly Report on Form 10-Q have been adjusted to reflect the pro forma effects of this stock split.

For further information, refer to the consolidated financial statements and footnotes thereto included in Option Care’s Annual Report on Form 10-K for the year ended December 31, 2004.

2.   Long-Term Debt

On November 2, 2004, we completed an offering of $75 million of 2.25% convertible senior notes due 2024 in a private placement to qualified institutional buyers.  The initial purchasers were granted the option to purchase up to an additional $11.3 million principal amount of notes and exercised this option in full on November 9, 2004.  We filed a Registration Statement on Form S-3 on January 24, 2005 to allow the notes to be re-sold to the investing public.

The convertible notes are senior unsecured obligations of Option Care and will be convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate of 55.5278 shares per $1,000 principal amount of notes, which represents an initial conversion price of $18.01 per share, subject to adjustment in certain circumstances.  Upon our completion of a 3-for-2 split of our common stock on March 31, 2005, the conversion rate and conversion price were adjusted to 83.2917 and $12.01 per share, respectively.  Holders may convert their notes into cash and, if applicable, shares of our common stock prior to the stated maturity only under the following circumstances: (1) during any calendar quarter beginning after December 31, 2004, if the closing sale price of our common stock for each of 20 or more consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 principal amount of notes was equal to or less than 97% of the average conversion value of the notes during the note measurement period; (3) upon the occurrence of specified corporate transactions; or (4) if we have called the notes for redemption.  In general, upon conversion, the holder of each note will receive the conversion value of the note payable in cash, up to the principal amount of the note, and common stock for the notes’ conversion value in excess of such principal amount (plus an additional cash payout in lieu of fractional shares).  If the notes are surrendered for conversion in connection with certain fundamental changes that occur before November 1, 2009, holders will in certain circumstances also receive a make-whole premium in addition to the cash and shares that holders are otherwise entitled to receive upon conversion.  The convertible senior notes will mature on November 1, 2024 and will not be redeemable by us prior to November 1, 2009.  Holders of the convertible notes may require us to repurchase all or a portion of the convertible notes for cash on November 1, 2009, 2014 and 2019.  Interest will be paid at 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year to the holders of record at the close of business on the preceding April 15 and October 15, respectively.  The notes are senior unsecured obligations and will rank equally with all of our existing and future senior unsecured indebtedness.

3.   Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.  All share and per share amounts reflect the 3-for-2 stock split effective March 31, 2005 for shareholders of record on March 17, 2005. (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Basic:
Net income	$5,285	$4,285

Average shares outstanding	32,103	31,637

Basic earnings per share	$0.16	$0.14

Diluted:
Net income	$5,285	$4,285

Average shares outstanding	32,103	31,637
Net effect of dilutive stock options – Based on the treasury stock method	1,013	697
Net effect of dilutive contingently convertible debt (1)	149	—

Total diluted shares	33,265	32,334

Diluted earnings per share	$0.16	$0.13

(1) Weighted average shares issuable upon conversion of all $86.3 million of our 2.25% convertible senior notes due 2024.

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

5.   Significant Customers and Concentration of Credit Risk

We generate the majority of our revenue from managed care contracts and other agreements with commercial third party payors by our provision of health care services to their members.  Our principal managed care contract is with Blue Cross and Blue Shield of Florida, to whose members we provide infusion pharmacy services and specialty pharmacy services.  The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term.  We also generate revenue from government healthcare programs such as Medicare and Medicaid.

The following table sets forth information regarding revenue and accounts receivable related to our most significant payors as of the dates and for the periods presented:

	Revenue		Accounts Receivable
	Three months ended March 31,		March 31,	December 31,
	2005	2004	2005	2004

Blue Cross and Blue Shield of Florida	15%	15%	8%	7%
Medicare & Medicaid	17%	20%	17%	18%
All other payors (1)	68%	65%	75%	75%

Total	100%	100%	100%	100%

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

Option Care’s quarterly Synagis® revenue for the year 2004 and the first quarter of 2005 was as follows (amounts in thousands):

	Synagis® revenue	% of Total Revenue
Quarter ended March 31, 2004	$14,251	13.8%
Quarter ended June 30, 2004	3,955	4.0%
Quarter ended September 30, 2004	571	0.6%
Quarter ended December 31, 2004	9,455	8.4%
Fiscal year 2004	$28,232	6.8%

Quarter ended March 31, 2005	$15,536	12.9%

7.   Acquisitions

On February 3, 2005, we acquired the outstanding stock of the Option Care franchise in St. Cloud, Minnesota, expanding our presence of company-owned pharmacies in Minnesota.  We made this acquisition in furtherance of our strategy of acquiring profitable infusion pharmacies that we expect will contribute to the growth of our business.  The initial purchase price was $7.6 million, net of franchise termination fees, paid in a combination of cash of $6.7 million and unregistered shares of our common stock valued at $900,000.  Additional consideration may become payable in 2006 and 2007 based on the subsequent earnings of the acquired business and other related factors.  We recorded $6.5 million in goodwill as a result of this acquisition and expect the full amount of this goodwill to be deductible for income tax purposes.  Upon terminating the St. Cloud franchise agreement we recorded a settlement gain of $800,000, which was equal to the present value of the excess of the estimated future royalty payments receivable under the St. Cloud franchise agreement over current market rates.  We consolidated the results of operations of this newly acquired business as of the date acquired.

During the quarter ended March 31, 2005, we also acquired the assets of a small infusion pharmacy business in a market we currently serve.  The purchase price of approximately $100,000 was equal to the value of the tangible assets acquired.

8.   Stock-based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, encouraged, but did not require, companies to record compensation cost for stock-based compensation plans at fair value.  We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of Option Care stock at the date of grant over the amount an employee must pay to acquire the stock.  We grant options at fair market value and therefore recognize no compensation expense when options are granted.  Likewise, our Employee Stock Purchase Plan was structured to qualify under Section 423 of the Internal Revenue Code.  Therefore, no compensation expense is recognized from employees’ purchase of shares under our Employee Stock Purchase Plan.

The following table sets forth our net income and net income per common share for the three months ended March 31, 2005 and 2004, had compensation cost for our stock-based compensation plan been determined based on FASB Statement No. 123.  All share and per share amounts in the following table have been adjusted to reflect the pro forma effects of the 3-for-2 split of our common stock that became effective March 31, 2005 for shareholders of record on March 17, 2005. (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Net income:
As reported	$5,285	$4,285
Deduct: Total stock-based employee compensation expense determined under the fair value based method for the following awards, net of related tax effects:
Stock option grants	(216)	(332)
Employee stock purchase plan withholdings	(56)	(35)

Pro forma	$5,013	$3,918

Net income per common share—basic:
As reported	$0.16	$0.14
Pro forma	$0.16	$0.12

Net income per common share—diluted:
As reported	$0.16	$0.13
Pro forma	$0.15	$0.12

The fair value of options granted under our stock option plan during the quarters ended March 31, 2005 and 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions (as pro forma adjusted for our 3-for2 stock split on March 31, 2005):

	March 31,
	2005	2004

Annual dividend yield per share	$0.08	$—
Expected volatility	40%	40%
Weighted average risk-free interest rate	3.54%	2.25%
Expected grant life (years)	4.0	4.0
Weighted average per share fair value of options granted	$4.15	$2.65

9.   Recently Issued Accounting Pronouncement

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which will change the way we account for employee stock options in future periods.  SFAS No. 123(R), which is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123, but with certain enhancements to improve the accuracy of fair value estimates.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

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

Initially, the SEC announced that SFAS No. 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005.  Subsequently, on April 14, 2005, the SEC announced that calendar year-end companies will be allowed to delay implementation of the new standard until their first interim period beginning after December 15, 2005.

We will adopt SFAS No. 123(R) in our fiscal quarter ending March 31, 2006 and intend to apply the “modified retrospective” method. Adoption of SFAS No. 123(R) may materially affect our results of operations for periods following adoption, but will have no effect on our financial condition.

10.  Quarterly Dividends

Our Board of Directors initiated a quarterly dividend policy at their meeting on May 11, 2004.  Accordingly, in each fiscal quarter beginning with the quarter ended June 30, 2004, our board declared a dividend of $0.0133 per share.  The $0.0133 per share dividend in the quarter ended March 31, 2005 was paid March 22, 2005 to shareholders of record as of March 8, 2005.

11.  Subsequent Events

On April 11, 2005, we acquired the assets of the Option Care franchise located in the Indianapolis, Indiana metropolitan area.  This acquisition is consistent with our strategy of acquiring select franchises and independent pharmacies that are expected to help us expand our national coverage and increase our revenue and net income.  We will consolidate the operations of this business as of the purchase date.

12.  Comprehensive Income

Net income was our only component of comprehensive income for the quarters ended March 31, 2005 and 2004.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures and the effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us, or on our behalf. These risks and uncertainties include, but are not limited to, uncertainties affecting our businesses and our franchisees relating to acquisitions and divestitures (including continuing obligations with respect to completed transactions), sales and renewals of franchises, government and regulatory policies (including federal, state and local efforts to reform the delivery of and payment for healthcare services), general economic conditions (including economic conditions affecting the healthcare industry in particular), the pricing and availability of equipment and services, technological developments and changes in the competitive environment in which we operate.  For a more comprehensive description of risks applicable to our business, see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2004.

OVERVIEW

We provide specialty pharmacy services and infusion pharmacy and other related healthcare services to patients at home or at other alternate sites such as infusion suites and physician’s offices.  We contract with managed care organizations and other third party payors who reimburse us for the services we provide to their subscriber members.  Our services are provided through our national network of company-owned and franchise-owned pharmacies and our two central, high-volume drug distribution facilities.

We have three service lines: specialty pharmacy services, infusion and related healthcare services, and other. Specialty pharmacy services involve the distribution of injectible and infused pharmaceuticals to treat a wide range of chronic health conditions.  The pharmaceuticals can be directly distributed to the patient’s home or to their physician’s office for in-office administration.  Depending on therapy type, we may also administer specialty pharmaceuticals to patients at our ambulatory infusion centers. These pharmaceuticals may require refrigeration during shipping as well as special handling to prevent potency degradation.  Patients receiving treatment usually require special counseling and education regarding their condition and treatment program.  Infusion and related services primarily involves the intravenous administration of medications at the patient’s home or other non-hospital site such as one of our infusion suites.  Infusion pharmacy services treat a wide range of acute and chronic health conditions, including infections, dehydration, cancer, pain and nutritional deficiencies.  All of our company-owned pharmacies provide infusion therapies.  Some of these pharmacies also provide related healthcare services, such as home health nursing, home hospice services, respiratory therapy services and durable medical equipment.  Other revenue consists of royalties and other fees generated from our franchised pharmacy network and the software licensing and support revenue generated by our subsidiary, MBI.

Summarized information about revenues and gross profit for each of our service lines is provided in the following table (amounts in thousands):

	Three months ended March 31, 2005				Three months ended March 31, 2004
	Revenue	% of total	Gross Profit	Gross profit %	Revenue	% of total	Gross Profit	Gross profit %

Specialty pharmacy services	$74,897	62.0%	$11,553	15.4%	$64,932	62.9%	$10,526	16.2%
Infusion and related healthcare services	42,848	35.5%	$18,797	43.9%	34,946	33.9%	15,029	43.0%
Other	3,010	2.5%	2,913	96.8%	3,271	3.2%	3,142	96.1%
Total revenue	$120,755	100.0%	$33,263	27.5%	$103,149	100.0%	$28,697	27.8%

The majority of our revenue is generated from managed care contracts and other agreements with commercial third party payors.  Our principal managed care contract is with Blue Cross Blue Shield of Florida for the provision of specialty pharmacy services and infusion pharmacy services to their members. For the three months ended March 31, 2005 and 2004, approximately 15% of our revenue was generated from this contract.  As of March 31, 2005 and December 31, 2004, respectively, 8% and 7% of our accounts receivable was due from Blue Cross Blue Shield of Florida. The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term.

We also generate revenue from government healthcare programs such as Medicare and Medicaid.  For the three months ended March 31, 2005 and 2004, approximately 17% and 20% of our revenue, respectively, was generated from government healthcare programs.  As of March 31, 2005 and December 31, 2004, respectively, 17% and 18% of our total accounts receivable was due from these government healthcare programs.

Many of the pharmaceuticals we provide are reimbursed at some percentage of the Average Wholesale Price (AWP) for those pharmaceuticals.  AWP for most pharmaceuticals is compiled and published by private companies, including First DataBank, Inc.  In recent years, we have seen reductions to AWP for certain of the pharmaceuticals that we provide to patients as a result of government investigations and other legal and regulatory actions.  Any modifications to the AWP system or reductions in AWP for the products we provide to patients could narrow our gross profit margins.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 changed the way in which covered outpatient drugs are reimbursed by the Medicare program.  In January 2004, payment for most drugs covered by Medicare decreased to 85% of the AWP for those drugs, determined as of April 1, 2003.  Beginning in 2005, reimbursement for most Medicare Part B drugs not paid on a cost or prospective payment basis was to be set at either 106% of the average sales price (ASP) or through a competitive acquisition program to be phased in beginning in 2006.  The competitive acquisition program will be established by the Centers for Medicare and Medicaid Services (CMS) and will enable physicians in designated competitive acquisition areas to purchase drugs through contractors that have successfully bid for that right.  Each physician will elect annually whether to obtain drugs through the competitive acquisition program.  CMS will re-bid the contracts at least every three years.  A significant portion of the infusion drugs provided by us are administered in connection with covered durable medical equipment (DME).  The payment rate for drugs administered in this manner generally will continue to be 95% of the AWP in effect as of October 1, 2003.

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

RESULTS OF OPERATIONS

The following table shows the results of our operations for the three months ended March 31, 2005 and 2004, expressed in amounts and percentages of revenue (amounts in thousands):

	Three Months Ended March 31, 2005		Three months Ended March 31, 2004
	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Specialty pharmacy services	$74,897	62.0%	$64,932	62.9%
Infusion and related healthcare services	42,848	35.5%	34,946	33.9%
Other	3,010	2.5%	3,271	3.2%
Total revenue	120,755	100.0%	103,149	100.0%

Cost of revenue:
Cost of goods sold	75,692	62.7%	63,808	61.9%
Cost of services provided	11,800	9.8%	10,644	10.3%
Total cost of revenue	87,492	72.5%	74,452	72.2%

Gross profit	33,263	27.5%	28,697	27.8%

Selling, general and administrative expenses	21,541	17.8%	19,249	18.7%
Provision for doubtful accounts	2,326	1.9%	1,559	1.5%
Depreciation and amortization	904	0.8%	681	0.6%

Total operating expenses	24,771	20.5%	21,489	20.8%

Operating income	8,492	7.0%	7,208	7.0%
Interest income (expense), net	(44)	—%	1	—%
Other expense, net	(47)	—%	(67)	(0.1)%

Income before income taxes	8,401	7.0%	7,142	6.9%
Income tax provision	3,116	2.6%	2,857	2.7%

Net income	$5,285	4.4%	$4,285	4.2%

Three Months Ended March 31, 2005 and 2004

In the quarter ended March 31, 2005, our revenue was $120.8 million, representing an increase of $17.6 million, or 17.1%, over the corresponding quarter in 2004.  Revenues increased in both specialty pharmacy services and infusion and related healthcare services due to a combination of internal growth and acquisitions.  In dollars, our gross profit increased by 15.9% to $33.3 million in the current year quarter.  Our overall gross profit margin declined slightly due to shift in mix of business, specifically our increased sales of Xolair® in the current year, and due to increased product costs for IVIG.  Net income per diluted share was $0.16 for the quarter ended March 31, 2005 compared to $0.13 in the prior year quarter.

We continued to generate positive cash flow from operations, producing $7.2 million in operating cash flow during the quarter ended March 31, 2005.  We ended the quarter with cash and short-term investments totaling $97.4 million compared to $95.2 million as of December 31, 2004.  Our positive operating cash flow and cash generated from the issuance of common stock from stock option exercises and employee stock purchase plan withholdings more than offset the cash we used for acquisitions and capital expenditures during the quarter.

We completed two acquisitions during the quarter ended March 31, 2005.  In order to expand the presence of company-owned pharmacies in Minnesota, we acquired the outstanding stock of the Option Care franchise in St. Cloud.  We also acquired a small infusion business in a market area that we currently serve.  We intend to continue to expand through acquisitions, as well as explore growth opportunities through joint ventures and new pharmacy start-ups in selected markets.  We will also continue to pursue opportunities to expand our business through increased market penetration and by partnering with biotech manufacturers on the release of new specialty drugs.

Revenue:

We report our operating results in one segment, consisting of three service lines: specialty pharmacy services; infusion and related healthcare services; and other.  For the quarter ended March 31, 2005, our revenue was $120.8 million, which represents an increase of $17.6 million, or 17.1%, over the corresponding prior year quarter.  This increase is due to sales growth for multiple products and therapies, including Xolair®, and from the effects of acquisitions.

Specialty pharmacy services revenue:

During the quarter ended March 31, 2005, specialty pharmacy services revenue was $74.9 million, an increase of $10.0 million, or 15.3%, over the prior year quarter.   The largest growth factor was increased sales of Xolair®, a drug approved in 2003 for the treatment of moderate to severe allergic asthma.  We experienced significant revenue growth from Xolair® sales throughout 2004 as the drug became established in the market.  In addition to sales of Xolair®, our specialty revenue grew throughout our network of company-owned pharmacies and central, high-volume distribution centers across a wide variety of therapies.  For the quarter ended March 31, 2005, our largest revenue-producing specialty drug was Synagis®, which produced $15.5 million in sales.  Synagis® is a seasonal drug for the prevention of respiratory synctial virus (RSV) in premature and other high-risk infants.  RSV season runs through the cold months, generally from October through April.  Accordingly, our Synagis® revenue will decline in our quarter ending June 30, 2005 as the current Synagis® season reaches its conclusion.

Infusion and related healthcare services revenue:

For the quarter ended March 31, 2005, infusion and related healthcare services revenue was $42.8 million, an increase of $7.9 million, or 22.6%, over the corresponding prior year quarter.  Infusion pharmacy services increased $6.9 million, or 23.3%, while other related healthcare services, such as respiratory therapy services, durable medical equipment sales and home health nursing services, increased by $1.0 million, or 18.7%.  Infusion pharmacy services revenue increased in most of our company-owned pharmacies and across a wide variety of therapies, with the largest gains in antibiotic therapies.  Continuing sales efforts contributed to the increases, as well as the effect of acquisitions completed in 2004 and the first quarter of 2005.

Other revenue:

Other revenue consists of two primary elements: (1) revenue generated from our franchise network, consisting of royalties, franchise fees and vendor rebates earned through our franchises’ purchases under our contracts, and; (2) software licensing and support services provided by our wholly-owned subsidiary, MBI. Other revenue was $3.0 million in the quarter ended March 31, 2005 compared to $3.3 million in the corresponding prior year quarter.  In the quarter ended March 31, 2005, we recorded an $800,000 settlement gain related to the termination of our franchise agreement with our St. Cloud, Minnesota franchise upon completing our acquisition of that business. In the prior year quarter ended March 31, 2004, $400,000 of our franchise-related revenue was from the amortization of a non-compete agreement we signed with the buyers of a former franchise.  Our royalty revenue declined by $400,000 in the quarter ended March 31, 2005 compared to the corresponding prior year quarter as a result of franchise terminations and acquisitions.  Franchise-related revenue may fluctuate significantly in future quarters as we continue our strategy of acquiring selected franchises.

Cost of revenue:

Cost of revenue consists of the cost of goods sold and the cost of service provided.  For the quarter ended March 31, 2005, our cost of revenue was $87.5 million, which represents an increase of $13.0 million, or 17.5%, over the corresponding quarter of the prior year.  The primary cause of this increase was our 17.1% increase in revenue over the same period.

Cost of goods sold for the quarter ended March 31, 2005 was $75.7 million, or 62.7% of revenue, while in the prior year quarter, cost of goods sold was $63.8 million, or 61.9% of revenue.  The primary causes of the 80-basis point increase in cost of goods sold as a percentage of revenue were shifts in mix of business within our infusion and related healthcare services and specialty pharmacy service lines toward higher-cost products, such as Xolair, and cost increases for IVIG due to supply shortages.

Cost of service consists of salaries and related costs for employees directly involved in patient care, including pharmacists, nurses, therapists and delivery drivers.  Cost of service also includes the cost of shipping or delivering products and services to the patient.  Our cost of service for the quarter ended March 31, 2005 was $11.8 million, or 9.8% of revenue, compared to $10.6 million, or 10.3% of revenue in the prior year.  This decline in cost of service as a percentage of revenue was due to our cost-containment efforts and revenue growth.

Gross profit margin.  The following table sets forth the gross profit margin for each of our three service lines: specialty pharmacy services; infusion and related healthcare services; and other:

	Three months ended March 31,
	2005	2004

Gross profit margin:
Specialty pharmacy services	15.4%	16.2%
Infusion and related healthcare services	43.9%	43.0%
Other	96.8%	96.1%
Overall gross profit margin	27.5%	27.8%

Our gross profit margin for the quarter ended March 31, 2005 was 27.5% compared to 27.8% for the quarter ended March 31, 2004. Our specialty pharmacy services gross profit margin declined by 80 basis points, from 16.2% for the quarter ended March 31, 2004 to 15.4% for the quarter ended March 31, 2005.  Of this 80 basis point decline, 30 basis points relates to a shift in mix resulting from increased sales of Xolair®, which has a lower gross profit margin than our composite gross profit margin.  The remaining 50 basis point decline primarily related to lower gross margin for IVIG therapy due to increased product cost.  Overall, our infusion and related healthcare services gross profit margin remained steady, showing an increase from 43.0% in the quarter ended March 31, 2004 to 43.9% in the quarter ended March 31, 2005.  Other revenue, which consists of franchise-related revenues and software sales and support, has minimal direct costs and therefore produces a gross profit margin near 100%.

Selling, general and administrative expenses:

For the quarter ended March 31, 2005, selling, general and administrative expenses were $21.5 million, an increase of $2.3 million, or 11.9% over the prior year period.   This increase is primarily related to our revenue growth during the period.  The largest increases were in wages and related costs, which increased by $1.9 million and consulting and other professional services, which increased by $500,000.  The increase in wages and related costs was due to our increases in staff to manage our continued growth, along with the effects of business acquisitions completed in 2004 and the first quarter of 2005.  The increase in consulting and professional services was largely due to additional audit costs related to testing our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Provision for doubtful accounts:

Our provision for doubtful accounts for the quarter ended March 31, 2005 was $2.3 million, or 1.9% of revenue, compared to $1.6 million, or 1.5% of revenue, in the prior year period.  The slight increase in our provision for doubtful accounts in both dollar amount and percentage of revenue was primarily due to our higher growth rate in infusion and related healthcare services revenue compared to specialty pharmacy services revenue.  Infusion and related healthcare services revenue grew 22.6% over the period, while specialty pharmacy services revenue grew by 15.3%.  We provide at a higher rate for infusion and related healthcare services, as these services generally involve higher patient co-payments and co-insurance amounts.

Depreciation and amortization:

For the quarter ended March 31, 2005, depreciation and amortization expense was $900,000, an increase of $200,000, or 32.7%, over the corresponding prior year period.  This increase is primarily related to amortization of deferred financing costs generated from our November 2004 offering of $86.3 million of 2.25% convertible senior notes, as well as amortization of intangible assets we acquired through business acquisitions in 2004 and the first quarter of 2005. The depreciation expense contained within this line item relates to non-revenue producing assets only, such as furniture and fixtures and leasehold improvements.  Depreciation for revenue-producing equipment such as rental medical equipment and delivery vehicles is included in cost of revenue.

Operating income:

Our operating income was $8.5 million in the quarter ended March 31, 2005 representing an increase of $1.3 million, or 17.8%, over the prior year period.  This increase in operating income resulted from our increase in revenue in the current year through both internal growth and business acquisitions.  Our operating income equaled 7.0% of revenue for both the quarter ended March 31, 2005 and the quarter ended March 31, 2004.

Interest Income/(Expense):

For the quarter ended March 31, 2005, our interest expense, net of interest income, was $44,000.  In the prior year, interest expense was minimal.  In November 2004, we completed an $86.3 million offering of 2.25% convertible senior notes due 2024.  Our interest expense on these notes for the quarter ended March 31, 2005 was approximately $485,000.  The funds raised from this offering were invested in commercial paper, variable-rate bonds and preferred stocks and other related instruments.  During the quarter ended March 31, 2005, the interest earned on these investments offset the interest expense on the bonds.  In the prior year quarter ended March

31, 2004, we had a net positive cash balance and limited borrowing under our credit facility.

Income taxes:

Our income tax provision for the quarter ended March 31, 2005 was $3.1 million compared to $2.9 million in the prior year period.  As a percentage of pre-tax income, our provision for income taxes was 37.1% compared to 40.0% for the prior year quarter ended March 31, 2004.  The decline in income taxes as a percentage of pre-tax income is primarily due to two factors:  re-evaluation of our effective state income tax rate based on our reduced state tax exposure reserve; and an increase in tax-exempt interest income from our short-term investments.

Net income:

Our net income was $5.3 million for the quarter ended March 31, 2005 compared to $4.3 million in the prior year quarter.  Our growth in revenue generated both internally and through acquisitions was the primary cause of our increase in net income over the period.  As a percentage of revenue, our net income grew to 4.4% from 4.2% in the prior year period.

Diluted shares & earnings per share:

We completed a 3-for-2 stock split on March 31, 2005.  All share and per share amounts in this quarterly report reflect the pro forma effects of this split.  For the quarter ended March 31, 2005, total diluted shares was 33.3 million compared to 32.3 million during the corresponding prior year quarter.  The increase was due to the following factors: (1) issuance of 533,000 new shares from stock option exercises; (2) increase in the value of in-the-money stock options due to an increase in the average trading price of our common stock; (3) purchases under our employee stock purchase plan; (4) an increase in shares to be issued related to acquisitions; and (5) the dilutive effect of contingently convertible debt.  These increases were partially offset by our purchase and subsequent retirement of 474,000 shares of treasury stock in the quarter ended December 31, 2004.  Our earnings per diluted share were $0.16 for the quarter ended March 31, 2005 versus $0.13 for the prior year quarter ended March 31, 2004.  Diluted shares in future periods could increase due to the dilutive effects of our $86.3 million convertible senior notes.  These notes are contingently convertible into cash and shares of our common stock based on a conversion price of $12.01 per share.  In the quarter ended March 31, 2005, the weighted average price per share of our common stock was $12.26, which is only slightly above this threshold.  As a result, the impact on diluted shares for the quarter was minimal.  However, for the month of April 2005, the average closing price of our common stock was $14.10 per share.  If our average closing price for the entire quarter ending June 30, 2005 is $14.10 per share, our total diluted shares for the quarter will increase by 900,000 compared to the quarter ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2005, we financed our operations and acquisition activities through operating cash flows and the use of cash proceeds generated from our $86.3 million offering of 2.25% convertible senior notes, completed in November 2004.  During the quarter ended March 31, 2005, our positive operating cash flows and cash provided by the issuance of common stock from stock option exercises and from our employee stock purchase plan more than offset our use of cash to fund acquisitions and other capital expenditures.  Our cash and cash equivalents declined by $8.2 million during the quarter ended March 31, 2005, but this was due to our net investment of $10.4 million of cash into financial instruments that qualify as short-term investments.  In total, our net cash and short-term investments increased by $2.2 million during the quarter.

Operating Cash Flows:

We generated $7.2 million in positive cash flow from operations in the quarter ended March 31, 2005 compared to $5.2 million of positive operating cash flow in the corresponding prior year period.  Our positive operating cash flow in the quarter ended March 31, 2005 was primarily due to our net income of $5.3 million and consistent collections of accounts receivable.  In addition, we reduced our drug inventory during the quarter, though a portion of this reduction was offset by a reduction in accounts payable.  Both accounts payable and inventory were higher at December 31, 2004 as a result of a large, year-end inventory purchase of certain drugs in order to take advantage of favorable pricing.  We paid for, and dispensed, most of this inventory in the quarter ended March 31, 2005, resulting in declines in both inventory and accounts payable.  Our consistent collection of accounts receivable is evidenced by our steady days’ sales outstanding (DSO), which declined from 55 days to 54 days during the quarter.

Investing Cash Flows:

Investing activities used $18.5 million in cash in the quarter ended March 31, 2005 compared to $2.1 million used in investing activities in the corresponding prior year period.  We used $7.1 million in cash for acquisitions during the quarter ended March 31, 2005.  Our principal acquisition completed in the quarter was our purchase of the Option Care franchise in St. Cloud, Minnesota, for which we used $7.0 million in cash.  We also used a net $10.4 million in cash to acquire short-term investments.  As of December 31, 2004, this $10.4 million was invested in financial instruments of a type and duration as to be considered cash equivalents rather than short-term investments.   During the quarter ended March 31, 2005, we spent $1.0 million for the purchase of equipment and other depreciable assets, of which

$600,000 was spent on revenue-producing medical equipment, such as infusion pumps and other durable medical equipment, $400,000 was spent on infrastructure improvements such as computer hardware and office furniture and fixtures, and $100,000 was spent on software development projects.  Of our $2.1 million use of cash for investing activities during the quarter ended March 31, 2004, $1.1 million was used for acquisitions.  The remaining $1.0 million was used to acquire equipment and other depreciable assets, of which $700,000 was spent on infusion pumps and other revenue-generating medical equipment, $200,000 was spent on infrastructure items such as furniture, fixtures and computer equipment, and $100,000 was spent on ongoing software development projects.

Financing Cash Flows:

Financing activities provided $3.1 million in positive cash flow in the quarter ended March 31, 2005, compared to $500,000 used in financing activities in the prior year quarter ended March 31, 2004.  In the current year quarter, $3.7 million in cash was generated from the issuance of common stock, principally from employee stock option exercises.  This cash inflow was partially offset by our use of $400,000 to pay dividends to our shareholders.  We also used $200,000 to pay deferred financing costs related to our convertible senior notes and to make scheduled payments on our other debts.  In the prior year quarter, issuance of stock generated $800,000, but this cash inflow was more than offset by the use of $900,000 to acquire treasury stock and $400,000 to make scheduled payments on capital leases and other fixed-rate debt.

Convertible Senior Notes:

In November 1, 2004, we completed an $86.3 million offering of 2.25% convertible senior notes, due 2024.  The purpose of the offering was to finance our future growth initiatives.  The funds may be used for acquisitions, stock repurchases, operating cash needs and other general corporate purposes.  The initial offering was completed on November 2, 2004 for $75.0 million, with an option for an additional $11.3 million.  This option was exercised in full on November 9, 2004.  We will pay 2.25% interest per annum on the principal amount of the notes, payable semi-annually in arrears on May 1 and November 1 of each year, with the first payment due May 1, 2005.  The notes are convertible into cash and, if applicable, shares of our common stock based on our stock’s market price and other conditions.  The notes cannot be redeemed by us prior to November 1, 2009.  On each of November 1, 2009, November 1, 2014 and November 1, 2019, the holders can require us to purchase all or a portion of the outstanding notes for their principal amount plus accrued interest.  At any time on or after November 1, 2009, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes we redeem, plus any accrued and unpaid interest.  We incurred deferred financing costs of $3.2 million related to this offering, consisting of underwriting, legal and other related costs.   These costs will be amortized over a five-year period.

Accounts Receivable:

The following table sets forth information regarding our accounts receivable as of the dates indicated (dollar amounts in thousands):

	March 31, 2005	December 31, 2004

Accounts receivable	$80,029	$76,809
Less allowance for doubtful accounts	(5,948)	(6,879)

Accounts receivable, net of allowance for doubtful accounts	$74,081	$69,930

Days sales outstanding (DSO)(1)	54	55

(1)   DSO is calculated using the exhaustion method based on accounts receivable net of allowance for doubtful accounts, and considers only our specialty pharmacy service line and infusion and related healthcare services line.

Our accounts receivable, net of bad debt reserves, was $74.1 million as of March 31, 2005 compared to $69.9 million as of December 31, 2004.  This increase in accounts receivable was related to our increase in sequential quarterly revenue, which grew from $112.7 million in the quarter ended December 31, 2004 to $120.8 million in the quarter ended March 31, 2005.

The following table sets forth the percentage breakdown of our trade accounts receivable by aging category and by major payor as of the dates indicated:

	March 31, 2005	December 31, 2004
By Aging Category (1):
Aged 0-90 days	74%	72%
Aged 91-180 days	13%	13%
Aged 181-365 days	8%	9%
Aged over 365 days	5%	6%
Total	100%	100%

By Major Payor:
Managed care and other payors	83%	82%
Medicare and Medicaid	17%	18%
Total	100%	100%

(1)   Accounts receivable by aging category considers only accounts of our specialty pharmacy service line and infusion and related healthcare service line.

Our days sales outstanding (DSO) declined to 54 days as of March 31, 2005 compared to 55 days as of December 31, 2004.  This consistency in our DSO is the result of consistent billing and collections performance.

As of March 31, 2005, we had cash and cash equivalents of $11.6 million and short-term investments of $85.8 million compared to cash and cash equivalents of $19.8 million and short-term investments of $75.4 million at December 31, 2004.  We generated positive cash flow from operations of $7.2 million during the quarter ended March 31, 2005, which allowed us to increase our combined total of cash and cash equivalents and short-term investments by $2.2 million.  We believe that cash flow from operations and our current reserves of cash and short-term investments will be sufficient to meet our operating cash needs for the immediate future, including any interest due on our $86.3 million of 2.25% convertible senior notes.  In the event that additional capital is required, there can be no assurance that such capital can be obtained from other sources on terms acceptable to us, if at all.

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

Goodwill and Other Intangible Assets

As of March 31, 2005, we had net goodwill and other intangible assets of $75.5 million, consisting of $72.0 million of goodwill and $3.5 million of other intangible assets such as non-compete agreements and managed care contracts.  As of December 31, 2004, net goodwill and other intangible assets equaled $68.9 million, consisting of $65.4 million of goodwill and $3.5 million of other intangible assets.  During the quarter ended March 31, 2005, goodwill increased $6.6 million as a result of acquisitions completed during the quarter.  Other intangible assets increased by $100,000 as a result of these acquisitions, offset by amortization of $100,000 during the quarter.

As required by Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we do not amortize goodwill, but test our goodwill for impairment annually each October 1, or whenever we identify events or conditions that could potentially result in impairment of our goodwill.  During the quarter ended March 31, 2005, no impairment of goodwill was identified.

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

In response to the HIPAA mandate, in December 2000, HHS published a final regulation in the form of the Privacy Rule, which became effective on April 14, 2001. This Privacy Rule set national standards for the protection of health information, as applied to the three types of covered entities: health plans, health care clearinghouses, and health care providers who conduct certain health care transactions electronically. In August 2002, HHS adopted certain modifications necessary to ensure that the Privacy Rule worked as intended. Pursuant to the Privacy Rule, as of April 14, 2003, covered entities were required to have standards in place to protect and guard against the misuse of individually identifiable health information.

The Privacy Rule established a foundation of Federal protections for the privacy of protected health information. The Privacy Rule does not replace federal, state, or other laws that grant individuals even greater privacy protections, and covered entities are free to retain or adopt more protective policies or practices. We have implemented the standards set forth in the Privacy Rule, and these standards were in place on April 14, 2003.  We believe that we and all of our franchisees are in compliance with the Privacy Rule or any more stringent federal or state laws relating to privacy.

Additionally, the Administrative Simplification provisions address electronic health care transactions and the security of electronic health information systems.  Providers are required to comply with the standards by specific compliance dates established by HHS.  For standards relating to electronic health care transactions, the compliance date was originally set for October 16, 2002.  If the covered entity filed for an extension, the compliance date was postponed until October 16, 2003.  The security standards applicable to individually identifiable health information maintained electronically were required to be implemented by April 21, 2005.  We were materially compliant with these standards by the applicable compliance dates.  The standards for a unique national health identifier for providers used in connection with electronic healthcare transactions must be implemented by May 23, 2007.  We expect to be able to materially comply with this regulation by its applicable compliance date.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily in relation to our cash and cash equivalents and short-term investments.  As of March 31, 2005, we had no variable-rate debt.  In November 2004, we completed an $86.3 million offering of 2.25% convertible senior notes due 2024.  The interest rate on this debt is fixed.  However, the interest rate we may earn on the cash generated from this offering, as well as cash generated from our operations, is subject to market fluctuations.  We utilize a mix of investment maturities based on our anticipated cash needs and evaluation of existing interest rates and market conditions.

The following table sets forth our cash and cash equivalents and short-term investments as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004

Cash and cash equivalents (1)	$11,604	$19,816
Short-term investments (2)	85,814	75,370
Total	$97,418	95,186

(1)   Cash equivalents includes highly-liquid investments having a maturity of three months or less at time of purchase

(2)   Short-term investments consist of commercial paper with maturities of three months or more at time of acquisition, as well as variable-rate municipal demand notes, preferred stocks and similar instruments that are either perpetual in nature or have final maturities greater than three months.

While we attempt to minimize market risk and maximize return, changes in market conditions may significantly affect the income we earn on our cash and cash equivalents and short-term investments.  Based on our actual cash and cash equivalents and short-term investment balances at March 31, 2005, a 100 basis point decline in interest rates would reduce our interest income by $974,000 on an annualized basis.

ITEM 4.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2005. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2005. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are subject to claims and legal actions that may arise in the ordinary course of business. However, we maintain insurance to protect against such claims or legal actions. We are not aware of any litigation, either pending or filed, that we believe is likely to have a material adverse effect on our results of operation or financial condition.

We maintain insurance for general and professional liability claims in the amount of $1 million per claim and $3 million in aggregate, plus $5 million in umbrella coverage. Accordingly, the maximum coverage for a first claim is $6 million and the maximum aggregate coverage for all claims in a policy year is $8 million. We also require each franchisee to maintain general and professional liability insurance covering both the franchise and us, at coverage levels that we believe to be sufficient. These insurance policies provide coverage on a claims-made or occurrence basis and have certain exclusions from coverage. There can be no assurance that insurance coverage will be adequate to cover claims that may be asserted against us, or that adequate insurance will be available in the future at acceptable cost, if at all. To the extent that liability insurance is not adequate to cover liability claims against us, we will be responsible for the excess.

ITEM 2.  Unregistered Sales of Equity Securities

On February 3, 2005, we acquired all of the outstanding stock of the Option Care franchise in St. Cloud, Minnesota. The initial purchase price was $7.6 million, net of franchise termination fees, paid in a combination of cash of $6.7 million and, at our option, 74,547 shares of our common stock issued to the former owners. The 74,547 shares will be issued at an effective sale price of $11.49 per share, which was the closing price of our common stock on February 1, 2005. The common stock will be issued pursuant to the exemption from registration provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTION CARE, INC.
Date: May 10, 2005	By:	/s/ Paul Mastrapa
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

3.3

Certificate of Amendment to Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on June 18, 2002. Filed as Exhibit 3.3 to Option Care’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated by reference herein.

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

10.26

Participation Agreement between Health Options, Inc. and Option Care, Inc. effective as of June 1, 1997. 2001. Filed as Exhibit 10.26 to Amendment No. 1 to Option Care’s Annual Report on Form 10-K/A filed September 10, 2001 and incorporated by reference herein.

10.27

Prescription Drug Agreement among Blue Cross and Blue Shield of Florida, Inc., Health Options, Inc. and Option Care, Inc. dated March 8, 2000. Filed as Exhibit 10.27 to Amendment No. 1 to Option Care’s Annual Report on Form 10-K/A filed September 10, 2001 and incorporated by reference herein.

Exhibit Number

10.28

Amendment to Participation Agreement between Health Options, Inc. and Option Care, Inc. dated April 1, 2001. Filed as Exhibit 10.28 to Amendment No. 1 to Option Care’s Annual Report on Form 10-K/A filed September 10, 2001 and incorporated by reference herein. **

10.29

Deferred Compensation Plan for certain Executives, effective as of January 1, 2001. Filed as Exhibit 10.29 to Amendment No. 1 to Option Care’s Annual Report on Form 10-K/A filed September 10, 2001 and incorporated by reference herein. **

10.32

Injectable Drugs Agreement effective as of September 5, 2001 between Health Option, Inc. and OptionMed, Inc. Filed on October 10, 2001 as Exhibit 10.1 to Form 8-K/A and incorporated herein by reference.

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

10.39

Chief Executive Officer Employment Agreement between Option Care, Inc. and Rajat Rai, effective May 11, 2004. Filed as Exhibit 10.39 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference herein.*

10.40

Executive Severance Agreement between Option Care, Inc. and Paul Mastrapa. Filed as Exhibit 10.40 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference herein.*

10.41

Executive Severance Agreement between Option Care, Inc. and Joseph P. Bonaccorsi. Filed as Exhibit 10.41 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference herein.*

10.42

Option Care, Inc. Amended and Restated Stock Incentive Plan (1997). Filed as Appendix A to Option Care’s definitive proxy statement for the 2004 Annual Shareholders Meeting and incorporated by reference herein.*

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Exchange Act.

*   Management contracts and compensatory plans and arrangements.

** Portions of this Exhibit are subject to a Confidential Treatment Request pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended, filed with the SEC on September 10, 2001 and amended October 10, 2001.