Form 10-Q
period 2005-06-30
OPTION CARE INC/DE
filed 2005-08-09
CIK 884064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Issued and Outstanding as of August 1, 2005

Common Stock - $0.01 par value	32,480,036

INDEX

OPTION CARE, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)

Assets
Current assets:
Cash and cash equivalents	$8,860	$19,816
Short-term investments	71,598	75,370
Accounts receivable, net	72,575	69,930
Inventory	12,615	13,191
Deferred income tax benefit	2,938	3,098
Other current assets	8,259	5,459

Total current assets	176,845	186,864
Equipment and other fixed assets, net	16,267	13,709
Goodwill, net	85,289	65,356
Other assets	4,973	3,918

Total assets	$283,374	$269,847

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$16,786	$21,819
Current portion of long-term debt	47	19
Other current liabilities	7,427	6,573

Total current liabilities	24,260	28,411
Long-term debt, less current portion	86,335	86,306
Deferred income tax liability	8,066	7,468
Other liabilities	582	551
Minority interest	597	548

Total liabilities	119,840	123,284

Stockholders’ equity:
Common stock, $.01 par value per share, 60,000 shares authorized, 32,464 and 32,183 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	325	322
Common stock to be issued, 189 and 114 shares at June 30, 2005 and December 31, 2004, respectively	2,140	1,085
Additional paid-in capital	109,840	108,062
Retained earnings	51,229	41,612
Less treasury stock, at cost, 474 shares at December 31, 2004	—	(4,518)

Total stockholders’ equity	163,534	146,563

Total liabilities and stockholders’ equity	$283,374	$269,847

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenue:
Specialty pharmacy services	$67,600	$58,407	$142,497	$123,339
Infusion and related healthcare services	47,690	37,450	90,538	72,396
Other	4,201	2,794	7,211	6,065
Total revenue	119,491	98,651	240,246	201,800
Cost of revenue:
Cost of goods sold	71,750	58,997	147,442	122,805
Cost of services provided	12,781	10,616	24,581	21,260
Total cost of revenue	84,531	69,613	172,023	144,065

Gross profit	34,960	29,038	68,223	57,735

Selling, general and administrative expenses	23,509	19,200	45,050	38,449
Provision for doubtful accounts	2,153	1,462	4,479	3,021
Depreciation and amortization	849	569	1,753	1,250

Total operating expenses	26,511	21,231	51,282	42,720

Operating income	8,449	7,807	16,941	15,015
Interest income	194	34	150	35
Other income (expense), net	100	(12)	53	(79)

Income before income taxes	8,743	7,829	17,144	14,971
Income tax provision	3,334	3,128	6,450	5,985

Net income	$5,409	$4,701	$10,694	$8,986

Net income per common share:
Basic	$0.17	$0.15	$0.33	$0.28

Diluted	$0.16	$0.14	$0.32	$0.28

Shares used in computing net income per share:
Basic	32,559	31,923	32,332	31,782
Diluted	34,519	32,613	33,930	32,466

Cash dividends per share	$0.0200	$0.0133	$0.0333	$0.0133

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$10,694	$8,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,022	2,494
Provision for doubtful accounts	4,479	3,021
Deferred income taxes	663	1,473
Income tax benefit from exercise of stock options	1,388	1,148
Changes in assets and liabilities:
Accounts and notes receivable	(3,066)	(1,205)
Inventory	1,546	2,495
Accounts payable	(5,693)	(3,685)
Income taxes receivable/payable	1,639	715
Change in other assets and liabilities	(2,715)	(3,582)

Net cash provided by operating activities	11,957	11,860

Cash flows from investing activities:
Purchases of short-term investments	(135,288)	—
Sales of short-term investments	139,060	—
Purchases of equipment and other, net	(4,158)	(2,588)
Payments for acquisitions, net of cash acquired	(25,742)	(1,090)

Net cash used in investing activities	(26,128)	(3,678)

Cash flows from financing activities:
Increase in financing costs	(161)	—
Payments on capital leases and other debt	(13)	(387)
Proceeds from issuance of stock	4,466	2,403
Payments of cash dividends to common shareholders	(1,077)	(428)
Payments for purchase of treasury stock	—	(944)

Net cash provided by financing activities	3,215	644

Net increase (decrease) in cash and cash equivalents	(10,956)	8,826
Cash and cash equivalents, beginning of period	19,816	3,961
Cash and cash equivalents, end of period	$8,860	$12,787

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2005

(Unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

2.   Long-Term Debt

On November 2, 2004, we completed a $75 million offering of 2.25% convertible senior notes due 2024 in a private placement to qualified institutional buyers.  The initial purchasers were granted the option to purchase up to an additional $11.3 million principal amount of notes and exercised this option in full on November 9, 2004.  We filed a Registration Statement on Form S-3 with the Securities and Exchange Commission on January 24, 2005 registering the notes and the common stock issuable upon conversion of the notes for resale to the public.

The convertible notes are senior unsecured obligations of Option Care and will be convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate of 55.5278 shares per $1,000 principal amount of notes, which represents an initial conversion price of $18.01 per share, subject to adjustment in certain circumstances.  The conversion rate and conversion price were subsequently adjusted to 83.3338 and $12.00 per share, respectively, pursuant to the terms of the notes as a result of our 3-for-2 common stock split on March 31, 2005 and $0.02 per share dividend paid on June 10, 2005.  Note holders may convert their notes into cash and, if applicable, shares of our common stock prior to the stated maturity only under the following circumstances: (1) during any calendar quarter beginning after December 31, 2004, if the closing sale price of our common stock for each of 20 or more consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 principal amount of notes was equal to or less than 97% of the average conversion value of the notes during the note measurement period; (3) upon the occurrence of specified corporate transactions; or (4) if we have called the notes for redemption.  In general, upon conversion, the holder of each note will receive the conversion value of the note payable in cash, up to the principal amount of the note, and common stock for the notes’ conversion value in excess of such principal amount (plus an additional cash payout in lieu of fractional shares).  If the notes are surrendered for conversion in connection with certain fundamental changes that occur before November 1, 2009, holders will in certain circumstances also receive a make-whole premium in addition to the cash and shares that holders are otherwise entitled to receive upon conversion.  The convertible senior notes will mature on November 1, 2024 and will not be redeemable by us prior to November 1, 2009.  Holders of the convertible notes may require us to repurchase all or a portion of the convertible notes for cash on November 1, 2009, 2014 and 2019.  Interest will be paid at 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year to the holders of record at the close of business on the preceding April 15 and October 15, respectively.  The notes are senior unsecured obligations and will rank equally with all of our existing and future senior unsecured indebtedness.

3.    Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.  All share and per share amounts reflect the 3-for-2 stock split effective March 31, 2005 for shareholders of record on March 17, 2005. (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic:
Net income	$5,409	$4,701	$10,694	$8,986

Average shares outstanding	32,559	31,923	32,332	31,782

Basic earnings per share	$0.17	$0.15	$0.33	$0.28

Diluted:
Net income	$5,409	$4,701	$10,694	$8,986

Average shares outstanding	32,559	31,923	32,332	31,782
Net effect of dilutive stock options – Based on the treasury stock method	1,025	690	1,023	684
Net effect of dilutive contingently convertible debt (1)	935	—	575	—

Total diluted shares	34,519	32,613	33,930	32,466

Diluted earnings per share	$0.16	$0.14	$0.32	$0.28

(1)  Weighted average shares issuable upon conversion of all $86.3 million of our 2.25% convertible senior notes due 2024.

4.   Operating Segments

We have one identifiable business segment, with three service lines: specialty pharmacy services; infusion and related healthcare services; and other.

•      Specialty pharmacy services involve the distribution of injectible and infused pharmaceuticals to treat a wide range of chronic health conditions.  The pharmaceuticals can be directly distributed to the patient’s home or to their physician’s office for in-office administration.  These pharmaceuticals may require refrigeration during shipping as well as special handling to prevent potency degradation.  Patients receiving treatment usually require special counseling and education regarding their condition and treatment program.

•      Infusion and related healthcare services primarily involve the intravenous administration of medications at the patient’s home or other non-hospital sites such as one of our infusion suites.  Infusion pharmacy services treat a wide range of acute and chronic health conditions, including infections, dehydration, cancer, pain and nutritional deficiencies.  All of our company-owned pharmacies provide infusion pharmacy services.  Some of these pharmacies also provide related healthcare services, such as home health nursing, home hospice services, respiratory therapy services and durable medical equipment.

•      Other revenue consists of royalties and other fees generated from our franchised pharmacy network and the software licensing and support revenue generated by our subsidiary, Management by Information, Inc. (“MBI”).

5.   Significant Customers and Concentration of Credit Risk

We generate the majority of our revenue from managed care contracts and other agreements with commercial third party payors by providing health care services to their members.  Our principal managed care contract is with Blue Cross and Blue Shield of Florida, to whose members we provide infusion pharmacy services and specialty pharmacy services.  The contract may be terminated by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term.  We also generate revenue from government healthcare programs such as Medicare and Medicaid.

The following table sets forth information regarding revenue and accounts receivable related to our most significant payors as of the dates and for the periods presented:

	Revenue
	Three months ended June 30,		Six months ended June 30,		Accounts Receivable
					June 30,	December 31,
	2005	2004	2005	2004	2005	2004

Blue Cross and Blue Shield of Florida	14%	16%	14%	15%	9%	7%
Medicare & Medicaid	17%	20%	17%	20%	20%	18%
All other payors (1)	69%	64%	69%	65%	71%	75%

Total	100%	100%	100%	100%	100%	100%

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

Option Care’s quarterly Synagis® revenue for the year 2004 and the first two quarters of 2005 was as follows (amounts in thousands):

	Synagis® revenue	% of Total Revenue

Quarter ended March 31, 2004	$14,251	13.8%
Quarter ended June 30, 2004	3,955	4.0%
Quarter ended September 30, 2004	571	0.6%
Quarter ended December 31, 2004	9,455	8.4%
Fiscal year 2004	$28,232	6.8%

Quarter ended March 31, 2005	$15,536	12.9%
Quarter ended June 30, 2005	$4,492	3.8%

7.     Acquisitions

During the quarter ended June 30, 2005, we completed three acquisitions of home infusion pharmacy businesses.  Two of the acquired businesses were current or former Option Care franchises, while the third was an independent, non-affiliated home infusion provider.  On April 8, 2005, we acquired the assets of our franchisee serving Indianapolis, Indiana and surrounding areas.  Effective May 1, 2005, we acquired the outstanding stock of an independent home infusion pharmacy business operating in Montana.  As of June 1, 2005, we acquired the outstanding stock of our former franchisee in Bakersfield, California.  These acquisitions continued our objective of expanding our overall national presence of company-owned home infusion pharmacies.  We have consolidated the results of operations of these businesses as of the effective dates of the acquisitions. We used $18.7 million in cash upon closing these transactions and will also issue 48,315 shares of our common stock, valued at a market price of $13.31 per share, in an unregistered offering.  Each acquisition contains a provision for payment of additional consideration in future periods if various performance measures are achieved.  We anticipate that any such additional consideration would be recorded as goodwill.  From the initial purchase payments, we recorded $12.9 million in goodwill from these transactions and expect the entire amount to be deductible for income tax purposes.

The following table sets forth the allocation of purchase price, in aggregate, for the three acquisitions we completed in the quarter ended June 30, 2005.  For certain of our acquisitions, the allocation of purchase price is tentative and subject to adjustment based on final valuation of the acquired assets (amounts in thousands):

Purchase Price:
Paid in cash at closing	$18,643
Payable in shares of Option Care common stock	643
Liabilities assumed	310

Total purchase price	$19,596

Allocation of Purchase Price:
Accounts receivable	$5,114
Inventory	736
Other tangible assets	625
Goodwill	12,901
Other intangible assets	220

Total purchase price	$19,596

In addition to our new acquisitions, during the six months ended June 30, 2005, we recorded $500,000 in goodwill equal to the additional cash consideration we expect to pay related to our 2004 acquisitions.  The additional consideration is based upon the achievement of performance targets contained in the purchase agreements for the acquired businesses.  This additional goodwill is expected to be fully deductible for income tax purposes.

8.     Franchise-related Revenue

We maintain a national franchise network through which we generate a portion of our revenue.  Our franchise-related revenues include: (1) royalties; (2) vendor rebates and administration fees; and (3) franchise settlement and related fees.  Each of these types of revenue can fluctuate over time, with the largest potential fluctuations relating to franchise terminations.

During the six months ended June 30, 2005, we recorded franchise settlement revenue related to two of our former franchisees.  During the quarter ended June 30, 2005, we recorded $2.0 million related to the termination of one of our franchisees, of which $1.7 million was related to release of future obligations under the franchise agreement and $300,000 represented settlement of under-reported royalties from prior periods discovered during our audit of their books and records.  During the quarter ended March 31, 2005, we acquired our franchise in St. Cloud, Minnesota.  As part of the transaction, we terminated the franchise agreement early and recorded a settlement gain of $800,000, which was equal to the present value of the excess of the estimated future royalty payments receivable under the franchise agreement over current market rates.

During the quarter and six months ended June 30, 2004, we recorded revenue of $400,000 and $900,000, respectively, related to the termination of one of our franchisees.  This revenue was primarily related to the amortization of a non-competition agreement we signed with the buyers of the franchisee's business.  We also recorded $100,000 in revenue during the quarter ended March 31, 2004 related to a settlement reached with a former franchise that had been terminated in 2003.

Our franchise-related revenue is included in our “Other” service line.  The following table sets forth our franchise-related revenue for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Franchise-related revenue:
Royalties	$2,105	$1,983	$3,915	$4,077
Vendor rebates and administration fees	95	125	189	287
Franchise settlements and related fees	1,700	392	2,491	1,036

Total franchise-related revenue	$3,900	$2,500	$6,595	$5,400

9.     Stock-based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, encouraged, but did not require, companies to record compensation cost for stock-based compensation plans at fair value.  We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of Option Care common stock at the date of grant over the amount an employee must pay to acquire the stock.  We grant options at fair market value and therefore recognize no compensation expense when options are granted.  Likewise, our Employee

Stock Purchase Plan was structured to qualify under Section 423 of the Internal Revenue Code. Therefore, no compensation expense is recognized from employees’ purchase of shares under this plan.

The following table sets forth our net income and net income per common share for the three and six months ended June 30, 2005 and 2004, had compensation cost for our stock-based compensation plan been determined based on FASB Statement No. 123.  All share and per share amounts in the following table have been adjusted to reflect the pro forma effects of the 3-for-2 split of our common stock that became effective March 31, 2005 for shareholders of record on March 17, 2005 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income:
As reported	$5,409	$4,701	$10,694	$8,986
Deduct: Total stock-based employee compensation expense determined under the fair value based method for the following awards, net of related tax effects:
Stock option grants	(239)	(367)	(462)	(699)
Employee stock purchase plan withholdings	(63)	(33)	(127)	(68)
Pro forma	$5,107	$4,301	$10,105	$8,219

Net income per common share—basic:
As reported	$0.17	$0.15	$0.33	$0.28
Pro forma	$0.16	$0.13	$0.31	$0.26

Net income per common share—diluted:
As reported	$0.16	$0.14	$0.32	$0.28
Pro forma	$0.15	$0.13	$0.30	$0.25

The fair value of options granted under our stock option plan during the three and six months ended June 30, 2005 and 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions (as pro forma adjusted for our 3-for2 stock split on March 31, 2005):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Annual dividend yield per share	$0.08	$0.05	$0.08	$0.05
Expected volatility	30%	40%	33%	40%
Weighted average risk-free interest rate	3.72%	3.10%	3.66%	2.86%
Expected grant life (years)	4.0	4.0	4.0	4.0
Weighted average per share fair value of options granted	$3.92	$2.93	$3.99	$2.85

10.  Recently Issued Accounting Pronouncement

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

11.  Quarterly Dividends

Our Board of Directors initiated a quarterly dividend policy on May 11, 2004 and we paid our first quarterly dividend in the quarter ended June 30, 2004.  During the quarter ended June 30, 2005, our Board of Directors declared a $0.02 per share dividend paid on June 10, 2005 to shareholders of record as of May 27, 2005.  In each of the preceding four quarters, we paid dividends of $0.0133 per share.

12.  Comprehensive Income

Net income was our only component of comprehensive income for the three and six months ended June 30, 2005 and 2004.

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

Summarized information about revenues and gross profit for each of our service lines is provided in the following table (amounts in thousands):

REVENUE

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
	Revenue	% of total	Revenue	% of total	Revenue	% of total	Revenue	% of total

Specialty pharmacy services	$67,600	56.6%	$58,407	59.2%	$142,497	59.3%	$123,339	61.1%
Infusion and related healthcare services	47,690	39.9%	37,450	38.0%	90,538	37.7%	72,396	35.9%
Other	4,201	3.5%	2,794	2.8%	7,211	3.0%	6,065	3.0%
Total revenue	$119,491	100.0%	$98,651	100.0%	$240,246	100.0%	$201,800	100.0%

GROSS PROFIT

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
	Gross Profit	Gross profit margin	Gross Profit	Gross profit margin	Gross Profit	Gross profit margin	Gross Profit	Gross profit margin

Specialty pharmacy services	$10,307	15.2%	$10,059	17.2%	$21,860	15.3%	$20,585	16.7%
Infusion and related healthcare services	20,555	43.1%	16,334	43.6%	39,353	43.5%	31,363	43.3%
Other	4,098	97.6%	2,645	94.7%	7,010	97.2%	5,787	95.4%
Total gross profit	$34,960	29.3%	$29,038	29.4%	$68,223	28.4%	$57,735	28.6%

The majority of our revenue is generated from managed care contracts and other agreements with commercial third party payors.  Our principal managed care contract is with Blue Cross Blue Shield of Florida. For the three and six months ended June 30, 2005, approximately 14% of our revenue was generated from this contract compared to 16% and 15%, respectively, for the corresponding periods in the prior year.  As of June 30, 2005 and December 31, 2004, respectively, 9% and 7% of our accounts receivable was due from Blue Cross Blue Shield of Florida. The contract may be terminated by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term.

We also generate revenue from government healthcare programs such as Medicare and Medicaid.  For the three and six months ended June 30, 2005, approximately 17% of our revenue was generated from government healthcare programs compared to 20% for the corresponding three and six month periods in the prior year.  As of June 30, 2005 and December 31, 2004, respectively, 20% and 18% of our total accounts receivable was due from government healthcare programs.

RESULTS OF OPERATIONS

The following table shows the results of our operations for the three and six months ended June 30, 2005 and 2004, expressed in amounts and percentages of revenue (amounts in thousands):

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Specialty pharmacy services	$67,600	56.6%	$58,407	59.2%	$142,497	59.3%	$123,339	61.1%
Infusion and related healthcare services	47,690	39.9%	37,450	38.0%	90,538	37.7%	72,396	35.9%
Other	4,201	3.5%	2,794	2.8%	7,211	3.0%	6,065	3.0%
Total revenue	119,491	100.0%	98,651	100.0%	240,246	100.0%	201,800	100.0%

Cost of revenue:
Cost of goods sold	71,750	60.0%	58,997	59.8%	147,442	61.4%	122,805	60.9%
Cost of services provided	12,781	10.7%	10,616	10.8%	24,581	10.2%	21,260	10.5%
Total cost of revenue	84,531	70.7%	69,613	70.6%	172,023	71.6%	144,065	71.4%

Gross profit	34,960	29.3%	29,038	29.4%	68,223	28.4%	57,735	28.6%

Selling, general and administrative expenses	23,509	19.7%	19,200	19.5%	45,050	18.7%	38,449	19.1%
Provision for doubtful accounts	2,153	1.8%	1,462	1.5%	4,479	1.9%	3,021	1.5%
Depreciation and amortization	849	0.7%	569	0.5%	1,753	0.7%	1,250	0.6%

Total operating expenses	26,511	22.2%	21,231	21.5%	51,282	21.3%	42,720	21.2%

Operating income	8,449	7.1%	7,807	7.9%	16,941	7.1%	15,015	7.4%
Interest income (expense), net	194	0.1%	34	—%	150	—%	35	—%
Other expense, net	100	0.1%	(12)	—%	53	—%	(79)	—%

Income before income taxes	8,743	7.3%	7,829	7.9%	17,144	7.1%	14,971	7.4%
Income tax provision	3,334	2.8%	3,128	3.1%	6,450	2.6%	5,985	2.9%

Net income	$5,409	4.5%	$4,701	4.8%	$10,694	4.5%	$8,986	4.5%

Three and Six Months Ended June 30, 2005 and 2004

For the quarter ended June 30, 2005, we generated revenue of $119.5 million, an increase of 21.1% over the corresponding prior year quarter.  For the six months ended June 30, 2005, our revenue was $240.2 million, and increase of 19.1% over the prior year.  This revenue growth was the result of acquisitions, start-ups and an increase in same store sales.  Gross profit margins remained steady across most therapies, with the exception of IVIG (immune globulin).  Supply shortages of IVIG throughout 2005 have significantly increased its cost, reducing our margin on this therapy.  Our overall specialty pharmacy gross profit margin declined to 15.2% in the quarter ended June 30, 2005 compared to 17.2% in the corresponding prior year quarter, primarily due to the increased cost of IVIG.  Despite this margin pressure, our net income increased by 15.1% to $5.4 million for the quarter ended June 30, 2005 compared to $4.7 million in the prior year quarter as a result of revenue growth through increased same store sales, acquisitions and start-ups, and an increase in franchise-related revenue.  For the six months ended June 30, 2005, net income was $10.7 million, an increase of 19.0% over the $9.0 million net income in the prior year period.  Net income per diluted share was $0.16 for the quarter and $0.32 for the six months ended June 30, 2005, compared to $0.14 and $0.28 for the respective quarter and six months in the prior year.  We paid a cash dividend of $0.02 per share during the quarter ended June 30, 2005 compared to $0.0133 in the prior year quarter.

Our operating cash flow has continued to be positive.  We generated $12.0 million in cash from operations during the six months ended June 30, 2005 with $4.8 million of this total generated in the quarter ended June 30, 2005.  We used $25.7 million in cash to complete five business acquisitions thus far in 2005, with three of these acquisitions taking place in the quarter ended June 30,

2005.  We plan to continue evaluating potential acquisitions that we believe will add to shareholders value, as well as pursuing start-ups and strategic joint ventures. We will also continue to pursue opportunities to expand our business through increased market penetration and by partnering with biotech manufacturers on the release of new specialty drugs.  As of June 30, 2005, we had $8.9 million of cash and cash equivalents and $71.6 million in short-term investments, while our debt primarily consisted of $86.3 million of 2.25% convertible senior notes due 2024.

Revenue:

We report our operating results in one segment, consisting of three service lines: specialty pharmacy services; infusion and related healthcare services; and other.  For the three and six months ended June 30, 2005, our revenue was $119.5 million and $240.2 million, respectively, representing increases of 21.1% and 19.1% over the corresponding prior year periods.  Our increases in revenue were primarily due to same store sales growth and from the effects of acquisitions and start-ups.

Specialty pharmacy services revenue:

Our specialty pharmacy services revenue for the quarter ended June 30, 2005 was $67.6 million, an increase of $9.2 million, or 15.7%, over the corresponding prior year quarter.  For the six months ended June 30, 2005, specialty revenue was $142.5 million, an increase of $19.2 million, or 15.5%, over the corresponding period in the prior year.  Three main factors contributed to this growth:  acquisitions and startups; increased sales of Xolair; and increased market penetration for various other specialty drugs and therapies.  We completed three acquisitions during the quarter ended June 30, 2005 and five acquisitions overall so far this year.  All of the acquired businesses are infusion therapy providers that also distribute specialty drugs for various therapies, adding to our revenue base for both of these service lines.  Our Xolair revenue steadily increased throughout 2004 after the drug became available late in 2003 for the treatment of moderate to severe allergic asthma.  We continue to see sequential quarterly increases in sales of Xolair, but at a more modest rate than during 2004.  In addition, revenue from various other specialty products, such as growth hormone and blood clotting factor, increased on a same store basis during the current year periods as a result of focused marketing efforts.  On a sequential quarterly basis, our specialty pharmacy services revenue decreased due to the seasonal effect of Synagis, a drug used during the colder months to prevent respiratory synctial virus infection in premature and other high-risk infants.  With the wind-down of the current Synagis season, our Synagis revenue declined to $4.5 million in the quarter ended June 30, 2005 compared to $15.5 million in the quarter ended March 31, 2005.

Infusion and related healthcare services revenue:

Our infusion and related healthcare services revenue for the quarter ended June 30, 2005 was $47.7 million, an increase of $10.2 million, or 27.3%, over the prior year quarter.  For the six months ended June 30, 2005, infusion and related healthcare services revenue was $90.5 million, an increase of $18.1million, or 25.1%, over the corresponding prior year quarter.  Our increases in revenue have been due to same store sales growth, acquisitions, and start-ups.  Same store sales have grown at a rate of 12.2% in the quarter ended June 30, 2005 compared to the prior year quarter, and 14.0% in the six months ended June 30, 2005 compared to the corresponding prior year period.  Increases have occurred across a wide variety of therapies.

Other revenue:

Other revenue consists of two primary elements: (1) revenue generated from our franchise network, consisting of royalties, franchise fees and vendor rebates earned through our franchises’ purchases under our contracts, and; (2) software licensing and support services provided by our wholly-owned subsidiary, MBI. Other revenue was $4.2 million for the quarter ended June 30, 2005 compared to $2.8 million in the corresponding prior year quarter.  For the six months ended June 30, 2005, other revenue was $7.2 million compared to $6.1 million in the prior year period.  These increases in other revenue in the current year periods were due to franchise terminations, audits and settlements.  Franchise-related revenue may continue to fluctuate significantly in future periods due to our potential acquisition, audit or termination of various franchises.  Our software revenue in the current periods was immaterial in amount and consistent with the prior year periods.

Cost of revenue:

Cost of revenue consists of the cost of goods sold and the cost of service provided. Cost of goods primarily consists of the cost of drugs and medical supplies used in the provision of services to our patients, as well as depreciation expense for medical equipment rented to patients.  Cost of service consists of salaries and related costs for employees directly involved in patient care, including pharmacists, nurses, therapists and delivery drivers.  Cost of service also includes the cost of shipping or delivering products and services to the patient, including depreciation of delivery vehicles.

The following table presents our cost of revenue for the quarter and six months ended June 30, 2005 and 2004 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2005	2004	Dollar Change	Percent Change	2005	2004	Dollar Change	Percent Change
Cost of revenue:
Cost of goods sold	$71,750	$58,997	$12,753	21.6%	$147,442	$122,805	$24,637	20.1%
Cost of services provided	12,781	10,616	2,165	20.4%	24,581	21,260	3,321	15.6%
Total cost of revenue	$84,531	$69,613	$14,918	21.4%	$172,023	$144,065	$27,958	19.4%

The increases in cost of revenue of 21.4% and 19.4% for the quarter and six months ended June 30, 2005 over the respective prior year periods were primarily due to our 21.1% and 19.1% increases in revenue over the same periods.  Cost of goods sold increased at a higher rate than revenue primarily because of supply shortages for IVIG which resulted in a higher cost of goods and lower gross profit margin for that drug, and due to increased sales of Xolair in the current year periods.

Gross profit margin.  The following table sets forth the gross profit margin for each of our three service lines: specialty pharmacy services; infusion and related healthcare services; and other:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Gross profit margin:
Specialty pharmacy services	15.2%	17.2%	15.3%	16.7%
Infusion and related healthcare services	43.1%	43.6%	43.5%	43.3%
Other	97.6%	94.7%	97.2%	95.4%
Overall gross profit margin	29.3%	29.4%	28.4%	28.6%

Our overall gross profit margins in the current year have remained consistent with the prior year.  Within our services lines, the gross profit margin on our specialty pharmacy services has decreased, the margin on infusion and related healthcare services has remained steady and the margin on our other revenue has increased.  Our specialty pharmacy services gross profit margin declined by 200 basis points in the quarter ended June 30, 2005 compared to the prior year quarter and 140 basis points in the six months ended June 30, 2005 compared to the corresponding prior year period.  This decline was primarily due to supply shortages of IVIG which drove up the cost of that drug and reduced our gross profit margins.  Our margin on other revenue improved in 2005 due to an increase in franchise-related revenue related to our acquisition of one franchisee and termination of another.  Other revenue, which consists of franchise-related revenues and software sales and support, has minimal direct costs and therefore produces a high gross profit margin.  Our infusion and related healthcare services gross profit margins have remained fairly consistent.  The 50 basis point decline in margin for infusion and related healthcare services in the quarter ended June 30, 2005 was due to a one-time adjustment to depreciation expense for certain respiratory equipment as a result of a change in our estimate of useful life.

Selling, general and administrative expenses:

For the quarter ended June 30, 2005, selling, general and administrative expenses were $23.5 million, an increase of $4.3 million, or 22.4% over the prior year quarter.  For the six months ended June 30, 2005, selling, general and administrative expenses were $45.1 million, an increase of $6.6 million, or 17.2%, over the prior year period.  Wages and related costs increased by $3.2 million and $5.0 million in the quarter and six months ended June 30, 2005 as a result of business acquisitions, increases in corporate and field staff and merit wage adjustments.  Travel-related expenses, professional services and building rent also increased, in part due to acquisitions and acquisition-related activities.  Professional services also increased in part due to incremental costs of complying with Section 404 of the Sarbanes-Oxley Act of 2002.

Provision for doubtful accounts:

Our provision for doubtful accounts for the quarter ended June 30, 2005 was $2.2 million, or 1.8% of revenue, compared to $1.5 million, or 1.5% of revenue, in the prior year period.  For the six months ended June 30, 2005, our provision for doubtful accounts was $4.5 million, or 1.9% of revenue, compared to $3.0 million, or 1.5% of revenue, in the corresponding prior year period.  The slight increase in our provision for doubtful accounts in both dollar amount and percentage of revenue was primarily due to the effects of our acquisitions and growth in same store sales at our company-owned local pharmacies.  We provide for doubtful accounts at a higher rate at our local pharmacies than at our two high-volume distribution pharmacies.  Therefore, as we acquired additional local pharmacies and generated higher revenue at our existing local pharmacies, our blended bad debt provision rate increased slightly in the current year periods as a percentage of revenue.

Depreciation and amortization:

For the quarter ended June 30, 2005, depreciation and amortization expense was $800,000, an increase of $300,000, or 49.2%, over the corresponding prior year quarter.  For the six months ended June 30, 2005, our depreciation and amortization expense was $1.8 million, an increase of $500,000, or 40.2%, over the corresponding prior year period.  The primary causes of these increases are the depreciation of internally-developed software products and the amortization of deferred financing costs generated by our $86.3 million offering of 2.25% convertible senior notes, completed in November 2004.  The depreciation expense contained within this line item relates to non-revenue producing assets only, such as furniture and fixtures and leasehold improvements.  Depreciation for revenue-producing equipment such as rental medical equipment and delivery vehicles in included in cost of revenue.

Operating income:

Our operating income was $8.4 million in the quarter ended June 30, 2005, an increase of $600,000, or 8.2%, over the corresponding prior year quarter.  For the six months ended June 30, 2005, our operating income was $16.9 million, which represents an increase of $1.9 million, or 12.8%, over the prior year period.  These increases in operating income were primarily the result of same store sales growth, acquisition activities and an increase in franchise-related revenue.  As a percentage of revenue, our operating income was 7.1% for the quarter and six months ended June 30, 2005 compared to 7.9% for the quarter ended June 30, 2004 and 7.4% for the six months ended June 30, 2004.  These declines were primarily due to supply shortages of IVIG, which reduced our gross profit margin on this product and reduced our operating income in the current year periods.

Interest Income/(Expense):

Our interest income, net of interest expense, was $194,000 and $150,000 for the quarter and six months ended June 30, 2005, respectively.  In the prior year periods, our interest income was $34,000 and $35,000 for the respective quarter and six months ended June 30, 2004.  We completed an $86.3 million offering of 2.25% convertible senior notes in November 2004.  In the current year periods, our interest expense was primarily from these convertible notes and our interest income was earned from investing the proceeds from this debt offering.  The interest earned on our investments exceeded the interest expense on the convertible notes, resulting in net interest income during the current year periods.  In the prior year periods, we had virtually no debt and our net interest income was earned from investing our cash reserves.

Income taxes:

Our income tax provision was $3.3 million for the quarter and $6.5 million for the six months ended June 30, 2005.  In the prior year, our income tax provision was $3.1 million for the quarter and $6.0 million for the six months ended June 30, 2004.  As a percentage of pre-tax income, our provision for income taxes was 38.1% for the quarter and 37.6% for the six months ended June 30, 2005 compared to 40.0% for the corresponding prior year periods.  The decline in income tax provision as a percentage of pre-tax income is primarily due to two factors:  re-evaluation of our effective state income tax rate based on our reduced state tax exposure reserve; and an increase in tax-exempt interest income earned from our short-term investments.

Net income:

Our net income was $5.4 million for the quarter and $10.7 million for the six months ended June 30, 2005 compared to $4.7 million for the quarter and $9.0 million for the six months ended June 30, 2004.  Our growth in revenue from same store sales increases, acquisitions and start-ups and an increase in franchise termination revenue were the primary causes of our increase in net income over the period.  As a percentage of revenue, our net income was equal to 4.5% for both the quarter and six months ended June 30, 2005 compared to 4.8% for the quarter and 4.5% for the six months ended June 30, 2004.

Diluted shares & earnings per share:

We completed a 3-for-2 stock split on March 31, 2005.  All share and per share amounts in this quarterly report reflect the pro forma effects of this split.  Our earnings per diluted share were $0.16 for the quarter and $0.32 for the six months ended June 30, 2005, representing increases of 14.3% over our earnings per diluted share of $0.14 for the quarter and $0.28 for the six months ended June 30, 2004.  Total diluted shares were 34.5 million for the quarter and 33.9 million for the six months ended June 30, 2005 compared to diluted shares of 32.6 million for the quarter and 32.5 million for the six months ended June 30, 2004.  These increases in diluted shares were due to a number of factors, including (1) an increase in the dilutive effect of our contingently convertible debt, (2) the dilutive effect of employee stock options and shares issued and issuable under our employee stock purchase plan and stock incentive plan, and (3) new shares issued and to be issued as partial payment for acquisitions.  These increases were partially offset by our purchase and subsequent retirement of 474,000 shares of treasury stock in the quarter ended December 31, 2004.  Our contingently convertible debt accounted for 900,000 shares of the total 1.9 million share increase in diluted shares for the quarter ended June 30, 2005 over the corresponding prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2005, we financed our operations and business acquisitions through operating cash flows and the use of cash reserves and proceeds generated from our $86.3 million offering of 2.25% convertible senior notes, completed in November 2004.  During the six months ended June 30, 2005, we generated $12.0 million in cash flow from operations.  We also used $25.7 million in cash during this period for business acquisitions. We continue to evaluate opportunities for potential business acquisitions, start-ups and joint ventures that we believe will be accretive to future earnings.  Accordingly, we may need to seek additional sources of capital in the future to fund these activities.  As of June 30, 2005, we had cash and short-term investments totaling $80.5 million and total long-term debt of $86.3 million.

Operating Cash Flows:

We generated $12.0 million in positive cash flow from operations in the six months ended June 30, 2005.  This positive cash flow was primarily the result of our net income of $10.7 million in the current year period, as well as our consistent collection of accounts receivable.  Also, of the current period $12.0 million of positive operating cash flow, $1.6 million was due to the timing of our income tax payments and $1.4 million was the result of tax credits from employee stock option exercises.

For the six-month period ended June 30, 2004, we generated $11.9 million of positive operating cash flow.  The positive cash flow was primarily due to our net income during the period and our accounts receivable collection performance.  Additionally, our operating cash flow benefited during this period from a federal income tax overpayment carried over from 2003.

Investing Cash Flows:

We used $26.1 million in cash in investing activities during the six months ended June 30, 2005.  Of this total, $25.7 million was used to complete five business acquisitions during the period, with the majority of this expenditure occurring in the quarter ended June 30, 2005.  We also used $4.2 million to acquire equipment and other fixed assets, of which $1.2 million was used to purchase a new software system for our specialty drug distribution business, $1.5 million was used for infrastructure items such as furniture, fixtures and computer hardware, $1.1 million was used to acquire revenue-generating medical equipment such as infusion pumps and other durable medical equipment, and $400,000 was used for internally-developed software projects.  During the six months ended June 30, 2005, we generated a net $3.8 million in cash from the liquidation of short-term investments to help fund our acquisition payments.

In the prior year period ending June 30, 2004, we used $3.7 million in investing activities.  Of this total, we used $1.1 million to acquire two small businesses and used $2.6 million for the purchase of equipment and other fixed assets.  Of this total, $1.5 million was used to acquire infusion pumps and other revenue-generating medical equipment, $600,000 was used for infrastructure improvement and $500,000 was used on internally and externally developed software products.

Financing Cash Flows:

Financing activities generated a net $3.2 million in positive cash flow during the six months ended June 30, 2005.  We generated $4.5 million in cash from issuance of shares of common stock to employees who exercised stock options or participated in our employee stock purchase plan, and we used $1.1 million to pay cash dividends to our shareholders.  We also used $200,000 to pay trailing debt issuance costs related to our convertible debt offering from November 2004.

In the prior year period ending June 30, 2004, financing activities generated $600,000 in cash flow.  We generated $2.4 million from employee stock option exercises and employee stock purchase plan contributions.  This was offset by $900,000 used to purchase treasury stock, $400,000 used to pay a cash dividend to our common shareholders and $400,000 used for scheduled debt repayments on capital leases and other fixed-rate debts.

Convertible Senior Notes:

In November 1, 2004, we completed an $86.3 million offering of 2.25% convertible senior notes, due 2024.  The purpose of the offering was to finance our future growth initiatives.  The funds may be used for acquisitions, stock repurchases, operating cash needs and other general corporate purposes.  The initial offering was completed on November 2, 2004 for $75.0 million, with an option for an additional $11.3 million.  This option was exercised in full on November 9, 2004.  We will pay 2.25% interest per annum on the principal amount of the notes, payable semi-annually in arrears on May 1 and November 1 of each year, with the first payment due and paid on May 1, 2005.  The holders may convert the notes into cash and, if applicable, shares of our common stock if certain conversion criteria are met, such as our stock reaching a threshold market price or various other criteria.  The notes cannot be redeemed by us prior to November 1, 2009.  On each of November 1, 2009, November 1, 2014 and November 1, 2019, the holders can require us to purchase all or a portion of the outstanding notes for their principal amount plus accrued interest.  At any time on or after November 1, 2009, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest.  We have incurred deferred financing costs of $3.2 million related to this offering, consisting of underwriting, legal and other related costs.  These costs are being amortized straight-line over a five-year period.

Accounts Receivable:

The following table sets forth information regarding our accounts receivable as of the dates indicated (dollar amounts in thousands):

	June 30, 2005	March 31, 2005	December 31, 2004

Accounts receivable	$78,614	$80,029	$76,809
Less allowance for doubtful accounts	(6,039)	(5,948)	(6,879)

Accounts receivable, net of allowance for doubtful accounts	$72,575	$74,081	$69,930

Days sales outstanding (DSO)(1)	57 days	54 days	55 days

(1)   DSO is based on trade accounts receivable, net of allowance for doubtful accounts, and is calculated using the exhaustion method whereby the net accounts receivable balance is exhausted against each preceding month’s or partial month’s net revenue.  The DSO calculated above includes only our specialty pharmacy service line and infusion and related healthcare service line.

Our accounts receivable, net of bad debt reserves, was $72.6 million as of June 30, 2005 compared to $74.1 million at March 31, 2005 and $69.9 million as of December 31, 2004.  The quarterly decline in accounts receivable was primarily due to a seasonal decline in Synagis revenue which more than offset the increase related to same store sales growth and business acquisitions we completed during the quarter.

The following table sets forth the percentage breakdown of our trade accounts receivable by aging category and by major payor as of the dates indicated:

	June 30, 2005	March 31, 2005	December 31, 2004
By Aging Category (1):
Aged 0-90 days	72%	74%	72%
Aged 91-180 days	15%	13%	13%
Aged 181-365 days	8%	8%	9%
Aged over 365 days	5%	5%	6%
Total	100%	100%	100%

By Major Payor:
Managed care and other payors	80%	83%	82%
Medicare and Medicaid	20%	17%	18%
Total	100%	100%	100%

(1)   Accounts receivable by aging category considers only accounts of our specialty pharmacy service line and infusion and related healthcare service line.

Our days sales outstanding (DSO) increased to 57 days as of June 30, 2005 from 54 days as of March 31, 2005.  This increase was due in part to normal fluctuations in the timing of payments received under our principal managed care contract with Blue Cross and Blue Shield of Florida.

As of June 30, 2005 we had cash and cash equivalents of $8.9 million and short-term investments of $71.6 million for a combined total of $80.5 million available for operations, acquisitions and other cash requirements.  As of December 31, 2004, we had cash and cash equivalents of $19.8 million and short-term investments of $75.4 million for a combined total of $95.2 million.  The $14.7 million decline in cash, cash equivalents and short-term investments was primarily due to acquisition activities, which used $25.7 million in cash during the period.  We generated positive cash flow from operations of $12.0 million during the six months ended June 30, 2005, which partially offset our use of cash for acquisitions.  We believe that cash flow from operations and our current reserves of cash and short-term investments will be sufficient to meet our operating cash needs for the immediate future, including any interest due on our $86.3 million of 2.25% convertible senior notes.  In the event that additional capital is required, there can be no assurance that such capital can be obtained from other sources on terms acceptable to us, if at all.

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

Goodwill and Other Intangible Assets

As of June 30, 2005, we had net goodwill and other intangible assets of $86.0 million, consisting of $85.3 million of goodwill and $700,000 of other intangible assets such as non-competition agreements and managed care contracts.  As of December 31, 2004, net goodwill and other intangible assets equaled $65.9 million, consisting of $65.4 million of goodwill and $500,000 of other intangible assets.  During the six months ended June 30, 2005, goodwill increased $19.9 million as a result of the five business acquisitions we completed during the period.  Other intangible assets increased by $400,000 as a result of these acquisitions, offset by amortization of $200,000 during the period.

As required by Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we do not amortize goodwill, but test our goodwill for impairment annually each October 1, or whenever we identify events or conditions that could potentially result in impairment of our goodwill.  During the quarter ended June 30, 2005, no impairment of goodwill was identified.

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

Penalties for non-compliance with the HIPAA Administrative Simplification provisions range from a civil penalty of $100 for each violation (which can total up to $25,000 per person per year), to criminal penalties, including up to $50,000 and/or one year imprisonment, up to $100,000 and/or five years imprisonment if the offense is committed under false pretenses and up to $250,000 and/or ten years imprisonment for violating a standard with the intent to sell, transfer or use individually identifiable health information for commercial advantage, personal gain or malicious harm.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily in relation to our cash and cash equivalents and short-term investments.  As of June 30, 2005, we had no variable-rate debt.  In November 2004, we completed an $86.3 million offering of 2.25% convertible senior notes due 2024.  The interest rate on this debt is fixed.  However, the interest rate we may earn on the cash generated from this offering, as well as cash generated from our operations, is subject to market fluctuations.  We utilize a mix of investment maturities based on our anticipated cash needs and evaluation of existing interest rates and market conditions.

The following table sets forth our cash and cash equivalents and short-term investments as of the dates indicated (in thousands):

	June 30, 2005	March 31, 2005	December 31, 2004
Cash and cash equivalents (1)	$8,860	$11,604	$19,816
Short-term investments (2)	71,598	85,814	75,370
Total	$80,458	$97,418	95,186

(1)   Cash equivalents includes highly-liquid investments having a maturity of three months or less at time of purchase,

(2)   Short-term investments consist of commercial paper with maturities of three months or more at time of acquisition, as well as variable-rate municipal demand notes, preferred stocks and similar instruments that are either perpetual in nature or have final maturities greater than three months.

While we attempt to minimize market risk and maximize return, changes in market conditions may significantly affect the income we earn on our cash and cash equivalents and short-term investments.  Based on our actual cash and cash equivalents and short-term investment balances at June 30, 2005, a 100 basis point decline in interest rates would reduce our interest income by $805,000 on an annualized basis.

ITEM 4.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2005. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2005. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities

Effective May 1, 2005, we acquired the outstanding stock of At Home Solutions, Inc., an independent infusion pharmacy provider operating in the major population centers of Montana.  A portion of the purchase price will be paid in shares of our common stock.  A total of 48,315 shares will be issued, valued at $13.31 per share, pursuant to the exemption from registration provided Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

We held our annual meeting of stockholders on May 9, 2005.  At that meeting, our stockholders were asked to consider and vote upon the following matters.

1.     Election of one member to the Board of Directors to hold office for a three-year term or until his successor is duly elected and qualified.  The nominee, who was listed in our proxy statement, was elected for a three-year term, with the results of voting as follows:

	VOTES FOR	VOTES AGAINST	ABSTAIN
Leo Henikoff, M.D.	22,886,626	0	1,102,685

2.     Ratification of the appointment of Ernst & Young, LLP as our independent auditors for the fiscal year 2005.  The proxy voting results were as follows:

VOTES FOR	VOTES AGAINST	ABSTAIN
23,941,025	46,850	1,436

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTION CARE, INC.
Date: August 9, 2005	By:	/s/ Paul Mastrapa
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