Form 10-Q
period 2005-09-30
OPTION CARE INC/DE
filed 2005-11-09
CIK 884064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Issued and Outstanding as of November 1, 2005

Common Stock - $0.01 par value	32,765,262

INDEX

OPTION CARE, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)

Assets
Current assets:
Cash and cash equivalents	$10,107	$19,816
Short-term investments	53,644	75,370
Accounts receivable, net	73,744	69,930
Inventory	11,917	13,191
Deferred income tax benefit	2,894	3,098
Other current assets	8,995	5,459

Total current assets	161,301	186,864
Equipment and other fixed assets, net	18,677	13,709
Goodwill, net	106,507	65,356
Other assets	5,401	3,918

Total assets	$291,886	$269,847

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$18,204	$21,819
Current portion of long-term debt	47	19
Other current liabilities	7,015	6,573

Total current liabilities	25,266	28,411
Long-term debt, less current portion	86,319	86,306
Deferred income tax liability	8,645	7,468
Other liabilities	600	551
Minority interest	634	548

Total liabilities	121,464	123,284

Stockholders’ equity:
Common stock, $.01 par value per share, 60,000 shares authorized, 32,708 and 32,183 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	327	322
Common stock to be issued, 228 and 171 shares at September 30, 2005 and December 31, 2004, respectively	1,831	1,085
Additional paid-in capital	112,326	108,062
Retained earnings	55,938	41,612
Less treasury stock, at cost, 474 shares at December 31, 2004	—	(4,518)

Total stockholders’ equity	170,422	146,563

Total liabilities and stockholders’ equity	$291,886	$269,847

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenue:
Specialty pharmacy services	$67,239	$57,752	$209,736	$181,091
Infusion and related healthcare services	51,178	39,405	141,716	111,801
Other	3,476	2,794	10,687	8,859
Total revenue	121,893	99,951	362,139	301,751
Cost of revenue:
Cost of goods sold	71,680	59,153	219,122	181,958
Cost of services provided	13,688	10,870	38,269	32,130
Total cost of revenue	85,368	70,023	257,391	214,088

Gross profit	36,525	29,928	104,748	87,663

Selling, general and administrative expenses	24,689	19,787	69,739	58,236
Provision for doubtful accounts	2,248	1,601	6,727	4,622
Depreciation and amortization	915	724	2,668	1,974

Total operating expenses	27,852	22,112	79,134	64,832

Operating income	8,673	7,816	25,614	22,831
Interest income, net	108	54	258	89
Other income (expense), net	(73)	(154)	(20)	(233)

Income before income taxes	8,708	7,716	25,852	22,687
Income tax provision	3,348	3,086	9,798	9,071

Net income	$5,360	$4,630	$16,054	$13,616

Net income per common share:
Basic	$0.16	$0.14	$0.49	$0.43

Diluted	$0.16	$0.14	$0.47	$0.42

Shares used in computing net income per share:
Basic	32,771	32,187	32,496	31,920
Diluted	34,566	33,075	34,163	32,667

Cash dividends per share	$0.0200	$0.0133	$0.0533	$0.0267

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net income	$16,054	$13,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,607	3,542
Provision for doubtful accounts	6,727	4,622
Deferred income taxes	1,244	1,719
Income tax benefit from exercise of stock options	1,973	1,318
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable	(8,450)	(3,746)
Inventory	2,974	1,860
Accounts payable	(4,971)	(2,414)
Income taxes receivable/payable	(273)	3,243
Change in other assets and liabilities	(1,995)	(3,640)

Net cash provided by operating activities	17,890	20,120

Cash flows from investing activities:
Purchases of short-term investments	(170,840)	—
Sales of short-term investments	192,566	—
Purchases of equipment and other, net	(7,094)	(4,147)
Payments for acquisitions, net of cash acquired	(46,367)	(3,130)

Net cash used in investing activities	(31,735)	(7,277)

Cash flows from financing activities:
Increase in financing costs	(166)	—
Payments on capital leases and other debt	(30)	(393)
Proceeds from issuance of stock	6,060	3,088
Payments of cash dividends to common shareholders	(1,728)	(855)
Payments for purchase of treasury stock	—	(944)

Net cash provided by financing activities	4,136	896

Net increase (decrease) in cash and cash equivalents	(9,709)	13,739
Cash and cash equivalents, beginning of period	19,816	3,961
Cash and cash equivalents, end of period	$10,107	$17,700

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(Unaudited)

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The convertible notes are senior unsecured obligations of Option Care and will be convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate of 55.5278 shares per $1,000 principal amount of notes, which represents an initial conversion price of $18.01 per share, subject to adjustment in certain circumstances.  The conversion rate and conversion price were subsequently adjusted to 83.3763 and $11.99 per share, respectively, pursuant to the terms of the notes as a result of our 3-for-2 common stock split on March 31, 2005 and $0.02 per share dividends paid on June 10, 2005 and September 2, 2005.  Note holders may convert their notes into cash and, if applicable, shares of our common stock prior to the stated maturity only under the following circumstances: (1) during any calendar quarter beginning after December 31, 2004, if the closing sale price of our common stock for each of 20 or more consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 principal amount of notes was equal to or less than 97% of the average conversion value of the notes during the note measurement period; (3) upon the occurrence of specified corporate transactions; or (4) if we have called the notes for redemption.  As of September 30, 2005, no triggering event has occurred that would result in the potential conversion of our notes.   In general, upon conversion, the holder of each note will receive the conversion value of the note payable in cash, up to the principal amount of the note, and common stock for the notes’ conversion value in excess of such principal amount (plus an additional cash payout in lieu of fractional shares).  If the notes are surrendered for conversion in connection with certain fundamental changes that occur before November 1, 2009, holders will in certain circumstances also receive a make-whole premium in addition to the cash and shares that holders are otherwise entitled to receive upon conversion.  The convertible senior notes will mature on November 1, 2024 and will not be redeemable by us prior to November 1, 2009.  Holders of the convertible notes may require us to repurchase all or a portion of the convertible notes for cash on November 1, 2009, 2014 and 2019.  Interest will be paid at 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year to the holders of record at the close of business on the preceding April 15 and October 15, respectively.  The notes are senior unsecured obligations and will rank equally with all of our existing and future senior unsecured indebtedness.

3.              Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.  All share and per share amounts reflect the 3-for-2 stock split effective March 31, 2005 for shareholders of record on March 17, 2005. (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic:
Net income	$5,360	$4,630	$16,054	$13,616

Average shares outstanding	32,771	32,187	32,496	31,920

Basic earnings per share	$0.16	$0.14	$0.49	$0.43

Diluted:
Net income	$5,360	$4,630	$16,054	$13,616

Average shares outstanding	32,771	32,187	32,496	31,920
Net effect of dilutive stock options – Based on the treasury stock method	960	888	1,002	747
Net dilutive effect of contingently convertible debt	835	—	665	—

Total diluted shares	34,566	33,075	34,163	32,667

Diluted earnings per share	$0.16	$0.14	$0.47	$0.42

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

•                  Other revenue consists of royalties and other fees generated from our franchised pharmacy network, software licensing and support revenue generated by our subsidiary, Management by Information, Inc. (“MBI”) and other miscellaneous revenue.

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

The following table sets forth information regarding revenue and accounts receivable related to our most significant payors as of the dates and for the periods presented:

	Revenue
	Three months ended		Nine months ended		Accounts Receivable
	September 30,		September 30,		September 30,	December 31,
	2005	2004	2005	2004	2005	2004

Blue Cross and Blue Shield of Florida	14%	17%	14%	16%	8%	7%
Medicare & Medicaid	15%	17%	17%	19%	21%	18%
All other payors (1)	71%	66%	69%	65%	71%	75%

Total	100%	100%	100%	100%	100%	100%

(1)          No other payor represents 10% or more of our revenue or accounts receivable as of the dates and for the periods presented.

6.              Seasonal Revenue Trends

Synagis®, one of the specialty pharmaceuticals that we provide to patients, is seasonal.  Synagis® is a drug used for the prevention of respiratory synctial virus (RSV) in high-risk pediatric patients. RSV infection is a seasonal condition, with the season generally lasting from October through April.

Option Care’s quarterly Synagis® revenue for the year 2004 and the first three quarters of 2005 was as follows (amounts in thousands):

	Synagis® revenue	% of Total Revenue

Quarter ended March 31, 2004	$14,251	13.8%
Quarter ended June 30, 2004	3,955	4.0%
Quarter ended September 30, 2004	571	0.6%
Quarter ended December 31, 2004	9,455	8.4%
Fiscal year 2004	$28,232	6.8%

Quarter ended March 31, 2005	$15,536	12.9%
Quarter ended June 30, 2005	4,492	3.8%
Quarter ended September 30, 2005	862	0.7%

7.              Acquisitions

During the quarter ended September 30, 2005, we completed two acquisitions of home infusion pharmacy businesses.  We acquired the assets of the home infusion business of Northwestern Memorial Hospital in Chicago and the assets of our franchise operating in Las Vegas and surrounding areas.  These acquisitions further our goal of expanding our national presence of company-owned infusion pharmacies.  We used $20.2 million in cash upon closing these transactions and may owe up to $7.4 million in additional consideration in 2006, contingent upon the financial performance of the acquired businesses.  We anticipate that any additional consideration will be recorded as goodwill.  Concurrent with our payment of the purchase price for the Las Vegas franchise, we recorded a gain of approximately $500,000 on the early termination and settlement of their pre-existing franchise agreement.  The results of operations of these businesses have been consolidated as of their acquisition dates.  We recorded $18.5 million in goodwill from these transactions, all of which we anticipate will be deductible for income tax purposes.  In addition to the two acquisitions completed in the quarter ended September 30, 2005, we paid additional consideration of $300,000 related to one of our 2004 acquisitions.

We completed two acquisitions of home infusion pharmacies in the quarter ended March 31, 2005 and three during the quarter ended June 30, 2005.  Of these five acquisitions, two were of current franchisees, one was a former franchisee and the other two were independent home infusion providers.  Each acquisition was in support of our goal of expanding the size and geographical coverage of our business, and the results of operations of each was consolidated as of the effect date of its acquisition.  We used cash of $7.1 million in the quarter ended March 31, 2005 and $18.7 million in the quarter ended June 30, 2005 to complete these acquisitions and recorded goodwill of $6.6 million and $13.3 million in each respective quarter, all of which is expected to be deductible for income tax purposes.

The following table sets forth the allocation of purchase price, in aggregate, for the acquisitions we completed in the quarter and nine months ended September 30, 2005.  This allocation includes approximately $300,000 in additional consideration paid during the quarter and nine months ended September 30, 2005 related to prior year acquisitions.  For certain of our acquisitions, the allocation of purchase price is tentative and subject to adjustment based on final valuation of the acquired assets (amounts in thousands):

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Purchase Price:
Paid in cash at closing (1)	$20,199	$46,367
Payable in shares of Option Care common stock	—	1,500
Liabilities assumed (2)	—	1,913

	$20,199	$49,780

Allocation of Purchase Price:
Goodwill	$18,496	$41,152
Accounts receivable	—	4,604
Inventory	741	1,700
Other tangible assets	841	1,729
Other intangible assets	121	595

Total purchase price	$20,199	$49,780

(1)   The actual cash paid at closing for acquisitions completed in the quarter ended September 30, 2005 was $19,693, which was net of franchise termination fees valued at $506.

(2)   Liabilities assumed includes estimated additional consideration payable in future periods.

8.              Franchise-related Revenue

Our franchise-related revenue includes: (1) royalties; (2) vendor rebates and administration fees; and (3) franchise settlements and related fees.  Our franchise-related revenue has fluctuated and may continue to fluctuate over time, primarily as a result of franchise acquisitions and terminations.  During the quarter and nine months ended September 30, 2005, we recorded $500,000 and $3.0 million in franchise settlement revenue, respectively, compared to $100,000 and $1.1 million in the corresponding prior year periods.  The current year settlement revenue primarily related to settling the future royalty obligations of franchisees we acquired during the year, with the settlement gain equaling the present value of the excess of the estimated future royalties receivable under the terminated franchise agreement over current market rates.  The prior year settlement revenue was primarily related to our settlement with a franchisee that terminated its franchise agreement early and left our network.

The following table sets forth our franchise-related revenue for the periods indicated (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Franchise-related Revenue:
Royalties	$1,775	$2,121	$5,690	$6,198
Vendor rebates and administration fees	113	249	302	536
Franchise settlements and related fees	506	100	2,997	1,136
Total franchise-related revenue	$2,393	$2,470	$8,989	$7,870

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

The following table sets forth our net income and net income per common share for the three and nine months ended September 30, 2005 and 2004, had compensation cost for our stock-based compensation plan been determined based on FASB Statement No. 123.  All share and per share amounts in the following table have been adjusted to reflect the pro forma effects of the 3-for-2 split of our common stock that became effective March 31, 2005 for shareholders of record on March 17, 2005 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$5,360	$4,630	$16,054	$13,616
Deduct: Total stock-based employee compensation expense determined under the fair value based method for the following awards, net of related tax effects:
Stock option grants	(191)	(350)	(653)	(1,049)
Employee stock purchase plan withholdings	(65)	(42)	(174)	(110)
Pro forma	$5,105	$4,238	$15,228	$12,457

Net income per common share—basic:
As reported	$0.16	$0.14	$0.49	$0.43
Pro forma	$0.16	$0.13	$0.47	$0.39

Net income per common share—diluted:
As reported	$0.16	$0.14	$0.47	$0.42
Pro forma	$0.15	$0.13	$0.45	$0.38

The fair value of options granted under our stock option plan during the three and nine months ended September 30, 2005 and 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions (as pro forma adjusted for our 3-for2 stock split on March 31, 2005):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Annual dividend yield per share	$0.08	$0.05	$0.08	$0.05
Expected volatility	30%	40%	32%	40%
Weighted average risk-free interest rate	4.08%	3.05%	3.77%	2.88%
Expected grant life (years)	4.0	4.0	4.0	4.0
Weighted average per share fair value of options granted	$3.77	$5.80	$3.93	$4.43

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

Initially, the SEC announced that SFAS No. 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005.  Subsequently, on April 14, 2005, the SEC announced that calendar year-end companies will be allowed to delay implementation of the new standard until their first interim period beginning after December 15, 2005.  We will adopt SFAS No. 123(R) in our fiscal quarter ending March 31, 2006.  Adoption of SFAS No. 123(R) may materially affect our results of operations for periods following adoption, but will have no effect on our financial condition.

11.       Quarterly Dividends

Our Board of Directors initiated a quarterly dividend policy on May 11, 2004.  During the quarter ended September 30, 2005, our Board of Directors declared a $0.02 per share cash dividend paid on September 2, 2005 to shareholders of record as of August 19, 2005.  During the nine months ended September 30, 2005, we have paid cash dividends totaling $0.0533 per share.  During the corresponding period in 2004, we paid cash dividends totaling $0.0267 per share.

12.       Subsequent Events

Effective October 1, 2005, we entered into a joint venture with Legacy Health Systems to operate an infusion pharmacy business in the Portland, Oregon market.  Concurrent with our entry into this joint venture, we also acquired the assets and ongoing operations of Legacy VNA’s home health agency business.  Our initial combined cash investment in these businesses was $1.5 million.  This joint venture and acquisition expand our national presence to include the Portland, Oregon market.

Effective November 1, 2005, we entered into a joint venture with The University Home Care Services Corporation to operate an infusion pharmacy business in Columbus, Ohio.  Our existing infusion pharmacy business in that market is being merged into the joint venture.  Our initial investment into the joint venture was $1.3 million in cash, plus the inventory and other assets of our existing Columbus, Ohio pharmacy.   The objective of this joint venture is the expansion of revenue and improvement of our position in the Columbus, Ohio market.

Effective November 3, 2005, we sold the assets of our wholly-owned subsidiary, Management by Information, Inc. (“MBI”) to Definitive Homecare Solutions, Ltd., which is the largest software provider in the home infusion industry.  The sale price was $1.9 million.

13.       Comprehensive Income

Net income was our only component of comprehensive income for the three and nine months ended September 30, 2005 and 2004.

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

OVERVIEW

We provide specialty pharmacy services and infusion pharmacy and other related healthcare services to patients at home or at other alternate sites such as infusion suites and physician’s offices.  We contract with managed care organizations and other third party payors who reimburse us for the services we provide to their subscriber members.  Our services are provided through our national network of company-owned and independently-owned franchised pharmacies and our two central, high-volume drug distribution facilities.

We have three service lines: specialty pharmacy services, infusion and related healthcare services, and other. Specialty pharmacy services involve the distribution of injectible and infused pharmaceuticals to treat a wide range of chronic health conditions.  The pharmaceuticals can be directly distributed to the patient’s home or to their physician’s office for in-office administration.  Depending on therapy type, we may also administer specialty pharmaceuticals to patients at our ambulatory infusion centers. These pharmaceuticals may require refrigeration during shipping as well as special handling to prevent potency degradation.  Patients receiving treatment usually require special counseling and education regarding their condition and treatment program.  Infusion and related services primarily involves the intravenous administration of medications at the patient’s home or other non-hospital site such as one of our infusion suites.  Infusion pharmacy services treat a wide range of acute and chronic health conditions, including infections, dehydration, cancer, pain and nutritional deficiencies.  All of our company-owned pharmacies provide infusion therapies. Some of these pharmacies also provide related healthcare services, such as home health nursing, home hospice services, respiratory therapy services and durable medical equipment.  Other revenue consists primarily of royalties and other fees generated from our franchised pharmacy network and the software licensing and support revenue generated by our subsidiary, MBI, the assets of which were sold effective November 3, 2005.

Summarized information about revenues and gross profit for each of our service lines is provided in the following table (amounts in thousands):

REVENUE

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
	Revenue	% of total	Revenue	% of total	Revenue	% of total	Revenue	% of total

Specialty pharmacy services	$67,239	55.2%	$57,752	57.8%	$209,736	57.9%	$181,091	60.0%
Infusion and related healthcare services	51,178	42.0%	39,405	39.4%	141,716	39.1%	111,801	37.1%
Other	3,476	2.8%	2,794	2.8%	10,687	3.0%	8,859	2.9%
Total revenue	$121,893	100.0%	$99,951	100.0%	$362,139	100.0%	$301,751	100.0%

GROSS PROFIT

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
	Gross Profit	Gross profit margin	Gross Profit	Gross profit margin	Gross Profit	Gross profit margin	Gross Profit	Gross profit margin

Specialty pharmacy services	$11,507	17.1%	$10,092	17.5%	$33,367	15.9%	$30,676	16.9%
Infusion and related healthcare services	21,653	42.3%	17,176	43.6%	61,006	43.0%	48,540	43.4%
Other	3,365	96.8%	2,660	95.2%	10,375	97.1%	8,447	95.4%
Total gross profit	$36,525	30.0%	$29,928	29.9%	$104,748	28.9%	$87,663	29.1%

The majority of our revenue is generated from managed care contracts and other agreements with commercial third party payors.  Our principal managed care contract is with Blue Cross/Blue Shield of Florida. For the three and nine months ended September 30, 2005, approximately 14% of our revenue was generated from this contract compared to 17% and 16%, respectively, for the corresponding prior year periods.  As of September 30, 2005 and December 31, 2004, respectively, 8% and 7% of our accounts receivable were due from Blue Cross Blue Shield of Florida. The contract may be terminated by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term.

We also generate revenue from government healthcare programs such as Medicare and Medicaid.  For the three and nine months ended September 30, 2005, approximately 15% and 17% of our revenue, respectively, was generated from government healthcare programs compared to 17% and 19% for the corresponding prior year periods.  As of September 30, 2005 and December 31, 2004, respectively, 21% and 18% of our total accounts receivable were due from government healthcare programs.

RESULTS OF OPERATIONS

The following table shows the results of our operations for the three and nine months ended September 30, 2005 and 2004, expressed in amounts and percentages of revenue (amounts in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Specialty pharmacy services	$67,239	55.2%	$57,752	57.8%	$209,736	57.9%	$181,091	60.0%
Infusion and related healthcare services	51,178	42.0%	39,405	39.4%	141,716	39.1%	111,801	37.1%
Other	3,476	2.8%	2,794	2.8%	10,687	3.0%	8,859	2.9%
Total revenue	121,893	100.0%	99,951	100.0%	362,139	100.0%	301,751	100.0%

Cost of revenue:
Cost of goods sold	71,680	58.8%	59,153	59.2%	219,122	60.5%	181,958	60.3%
Cost of services provided	13,688	11.2%	10,870	10.9%	38,269	10.6%	32,130	10.6%
Total cost of revenue	85,368	70.0%	70,023	70.1%	257,391	71.1%	214,088	70.9%

Gross profit	36,525	30.0%	29,928	29.9%	104,748	28.9%	87,663	29.1%

Selling, general and administrative expenses	24,689	20.3%	19,787	19.8%	69,739	19.2%	58,236	19.3%
Provision for doubtful accounts	2,248	1.8%	1,601	1.6%	6,727	1.9%	4,622	1.5%
Depreciation and amortization	915	0.8%	724	0.7%	2,668	0.7%	1,974	0.7%

Total operating expenses	27,852	22.9%	22,112	22.1%	79,134	21.8%	64,832	21.5%

Operating income	8,673	7.1%	7,816	7.8%	25,614	7.1%	22,831	7.6%
Interest income, net	108	0.1%	54	0.1%	258	—%	89	—%
Other expense, net	(73)	(0.1)%	(154)	(0.2)%	(20)	—%	(233)	(0.1)%

Income before income taxes	8,708	7.1%	7,716	7.7%	25,852	7.1%	22,687	7.5%
Income tax provision	3,348	2.7%	3,086	3.1%	9,798	2.7%	9,071	3.0%

Net income	$5,360	4.4%	$4,630	4.6%	$16,054	4.4%	$13,616	4.5%

Three and Nine Months Ended September 30, 2005 and 2004

For the quarter ended September 30, 2005, we generated revenue of $121.9 million, an increase of 22.0% over the corresponding prior year quarter.  For the nine months ended September 30, 2005, our revenue was $362.1 million, an increase of 20.0% over the corresponding prior year period.  This revenue growth was the result of acquisitions, start-ups and increased same store sales.  Gross profit margins remained fairly consistent in total and across our three service lines.  Within our specialty pharmacy service line, supply shortages of IVIG throughout 2005 reduced our margin on this therapy, but margin gains in other specialty therapies partially offset this decline.  Our net income for the quarter ended September 30, 2005 was $5.4 million, an increase of $700,000, or 15.8%, over the corresponding prior year quarter.  Net income per diluted share was $0.16 for the quarter and $0.47 for the nine months ended September 30, 2005, compared to $0.14 and $0.42 for the corresponding periods in the prior year.  We paid a cash dividend of $0.02 per share during the quarter ended September 30, 2005, an increase of 50% over the $0.0133 per share dividend paid in the corresponding prior year quarter.

During the quarter ended September 30, 2005, we completed two acquisitions.  We purchased a home infusion pharmacy business in the Chicago area to expand our presence in this market and we acquired our largest franchise to establish our presence in the Las Vegas market.  We used $20.2 million in cash to complete these acquisitions.  We generated positive operating cash flow of $5.9 million for the quarter and $17.9 million for the nine months ended September 30, 2005.  We ended the period with $63.8 million in cash and short-term investments, while our long-term debt primarily consisted of $86.3 million of 2.25% convertible senior notes issued in November 2004 and due November 2024.

Option Care will continue evaluating potential acquisitions that we believe will add to shareholders value, as well as pursuing start-ups and strategic joint ventures.  We will also continue to pursue opportunities to expand our business through increased market penetration and by partnering with biotech manufacturers on the release of new specialty drugs.

Revenue:

We report our operating results in one segment, consisting of three service lines: specialty pharmacy services; infusion and related healthcare services; and other.  For the quarter ended September 30, 2005, our revenue was $121.9 million, an increase of $21.9 million, or 22.0% over the quarter ended September 30, 2004.  For the nine months ended September 30, 2005, our revenue was $362.1 million, an increase of $60.4 million, or 20.0%, over the corresponding prior year period.  These increases in revenue were primarily due to same store sales growth, business acquisitions and new pharmacy start-ups.

Specialty pharmacy services revenue:

Our specialty pharmacy services revenue for the quarter ended September 30, 2005 was $67.2 million, an increase of $9.5 million, or 16.4%, over the corresponding prior year quarter.  For the nine months ended September 30, 2005, our specialty revenue was $209.7 million, an increase of $28.6 million, or 15.8%, over the corresponding prior year period.  Two main factors contributed to this growth:  acquisitions and startups; and increased market penetration for various specialty drugs and therapies.  The two acquisitions we completed during the quarter ended September 30, 2005 and seven overall in the nine months ended September 30, 2005 accounted for approximately one third of our total specialty pharmacy revenue growth.    Sales of many specialty pharmacy products increased on a same store basis during the current year periods as a result of focused marketing efforts.  We anticipate an increase in specialty pharmacy services revenue in the upcoming quarter ending December 31, 2005 as a result of the seasonal increase in sales of Synagis, a drug used for the prevention of respiratory synctial virus in premature and other high risk infants.

Infusion and related healthcare services revenue:

Our infusion and related healthcare services revenue for the quarter ended September 30, 2005 was $51.2 million, an increase of $11.8 million, or 29.9%, over the corresponding prior year quarter.  For the nine months ended September 30, 2005, infusion and related healthcare services revenue was $141.7 million, an increase of $29.9 million, or 26.8%, over the corresponding prior year quarter.  Acquisitions, growth in same store sales and pharmacy start-ups all played a role in this increase.    Acquisitions and start-ups have accounted for approximately two-thirds of our quarterly revenue growth and approximately one-half of our growth in the nine months ended September 30, 2005 over the corresponding prior year periods.  Same store sales increases of approximately 10% for the quarter and 13% for the nine months ended September 30, 2005 accounted for the remaining increase in revenue from infusion and related healthcare services.

Other revenue:

Other revenue consists of two primary elements: (1) revenue generated from our franchise network, consisting of royalties, franchise fees and vendor rebates earned through our franchises’ purchases under our contracts, and; (2) software licensing and support services provided by our wholly-owned subsidiary, MBI, and other miscellaneous revenue. Other revenue was $3.5 million for the quarter ended September 30, 2005 compared to $2.8 million in the corresponding prior year quarter.  For the nine months ended September 30, 2005, other revenue was $10.7 million compared to $8.9 million in the prior year period.  These increases in other revenue in the current year periods were primarily due to franchise settlements and audits and an increase in other miscellaneous revenue.  Franchise-related revenue may continue to fluctuate significantly in future periods due to our potential acquisition, audit or termination of various franchises.

Effective November 3, 2005, we sold the assets of our software subsidiary, MBI.  The sale of MBI is not expected to have a material impact on our overall revenue or net income in future periods.  During the nine months ended September 30, 2005, MBI generated software license and support revenue to external customers of $1.0 million.

Cost of revenue:

Cost of revenue consists of the cost of goods and the cost of service provided. Cost of goods includes the cost of drugs and medical supplies used to provide services to our patients, as well as depreciation expense for medical equipment rented to patients.  Cost of service consists of salaries and related costs for employees directly involved in patient care, including pharmacists, nurses, therapists and delivery drivers.  Cost of service also includes the cost of delivering or shipping products and services to the patient, including depreciation expense for our delivery vehicles.

The following table presents our cost of revenue for the quarter and nine months ended September 30, 2005 and 2004 (in thousands):

Three months ended September 30,

Nine months ended September 30,

	2005	2004	Dollar Change	Percent Change	2005	2004	Dollar Change	Percent Change
Cost of revenue:
Cost of goods sold	$71,680	$59,153	$12,527	21.2%	$219,122	$181,958	$37,164	20.4%
Cost of services provided	13,688	10,870	2,818	25.9%	38,269	32,130	6,139	19.1%
Total cost of revenue	$85,368	$70,023	$15,345	21.9%	$257,391	$214,088	$43,303	20.2%

The increases in cost of revenue of 21.9% and 20.2% for the quarter and nine months ended September 30, 2005 over the respective prior year periods were primarily due to our 22.0% and 20.0% increases in revenue over the same periods.

Gross profit margin.  The following table sets forth the gross profit margin for each of our three service lines: specialty pharmacy services; infusion and related healthcare services; and other:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Gross profit margin:
Specialty pharmacy services	17.1%	17.5%	15.9%	16.9%
Infusion and related healthcare services	42.3%	43.6%	43.0%	43.4%
Other	96.8%	95.2%	97.1%	95.4%
Overall gross profit margin	30.0%	29.9%	28.9%	29.1%

Our overall gross profit margins in the current year have remained fairly consistent with the prior year periods.  Within our service lines, the gross profit margin on our specialty pharmacy services has decreased slightly due to supply shortages of IVIG, which has driven up the cost of this product and reduced our margin on this therapy.  However, increased sales volume of IVIG partially offset the margin decline, as did improvements in margin for various other therapies.  The gross profit margin on our infusion and related healthcare services is slightly lower in the current year periods than the prior year periods.  This decline is primarily due to fluctuations in our mix of infusion therapies.  Other revenue, which primarily consists of franchise-related revenues and software sales and support, has minimal direct costs and therefore produces a high gross profit margin.

Selling, general and administrative expenses:

For the quarter ended September 30, 2005, selling, general and administrative expenses were $24.7 million, an increase of $4.9 million, or 24.8% over the corresponding prior year quarter.  For the nine months ended September 30, 2005, selling, general and administrative expenses were $69.7 million, an increase of $11.5 million, or 19.8%, over the corresponding prior year period.  Wages and related costs increased by $3.9 million and $8.9 million in the quarter and nine months ended September 30, 2005 over the corresponding prior year periods as a result of business acquisitions, salary adjustments and increased staffing of various corporate departments and field management and support staff.  Travel-related expenses, professional services and building rent also increased, in part due to acquisitions and acquisition-related activities.  The increase in professional services was also due in part to the incremental costs of complying with Section 404 of the Sarbanes-Oxley Act of 2002.

Provision for doubtful accounts:

Our provision for doubtful accounts for the quarter ended September 30, 2005 was $2.2 million, or 1.8% of revenue, compared to $1.6 million, or 1.6% of revenue, in the prior year quarter.  For the nine months ended September 30, 2005, our provision for doubtful accounts was $6.7 million, or 1.9% of revenue, compared to $4.6 million, or 1.5% of revenue, in the corresponding prior year period.  The slight increase in our provision for doubtful accounts, in both dollar amount and percentage of revenue, was due to the effects of our acquisitions, which resulted in a higher rate of revenue growth in our local pharmacies than in our two high-volume specialty drug distribution pharmacies.  We provide for doubtful accounts at a higher rate at our local pharmacies than at our high-volume distribution pharmacies.

Depreciation and amortization:

The depreciation expense contained within operating expenses on our statements of income relates to non-revenue producing assets only, such as furniture and fixtures and leasehold improvements.  Depreciation for revenue-producing equipment such as rental medical equipment and delivery vehicles in included in cost of revenue.

For the quarter ended September 30, 2005, depreciation and amortization expense was $900,000, an increase of $200,000, or 26.4%, over the corresponding prior year quarter.  For the nine months ended September 30, 2005, our depreciation and amortization expense was $2.7 million, an increase of $700,000, or 35.2%, over the corresponding prior year period.  These increases were primarily due to the depreciation of internally-developed software products in the current year periods.

Operating income:

For the quarter ended September 30, 2005, operating income was $8.7 million, an increase of $900,000, or 11.0%, over the corresponding prior year quarter.  For the nine months ended September 30, 2005, our operating income was $25.6 million, representing an increase of $2.8 million, or 12.2%, over the corresponding prior year period.  These increases in operating income were primarily the result of same store sales growth, acquisition activities and an increase in franchise-related revenue.  As a percentage of revenue, our operating income was 7.1% for the quarter and nine months ended September 30, 2005 compared to 7.8% and 7.6% for the respective quarter and nine months ended September 30, 2004.  These declines were primarily due to supply shortages of IVIG which reduced our gross profit margin on this product, as well as increases in operating expenses due to staffing increases and the effect of acquisition activities.

Interest Income/(Expense):

Our interest income, net of interest expense, was $108,000 for the quarter and $258,000 for the nine months ended September 30, 2005.  Our interest income was $54,000 and $89,000 for the respective quarter and nine months ended September 30, 2004.  We raised $86.3 million in cash through an offering of 2.25% convertible senior notes in November 2004.  In the current year periods, our interest income earned from the proceeds of this offering has exceeded our interest expense on the notes.  Before our convertible debt offering in November 2004, we had virtually no debt and our interest income was generated from our cash reserves.

Income taxes:

Our income tax provision was $3.3 million for the quarter and $9.8 million for the nine months ended September 30, 2005.  In the prior year, our income tax provision was $3.1 million for the quarter and $9.1 million for the nine months ended September 30, 2004.  As a percentage of pre-tax income, our provision for income taxes was 38.4% for the quarter and 37.9% for the nine months ended September 30, 2005 compared to 40.0% for the corresponding prior year periods.  The decline in income tax provision as a percentage of pre-tax income in the current year periods was primarily due to two factors:  re-evaluation of our effective state income tax rate based on our reduced state tax exposure reserve; and an increase in tax-exempt interest income earned from our short-term investments.

Net income:

Our net income was $5.4 million for the quarter and $16.1 million for the nine months ended September 30, 2005 compared to $4.6 million for the quarter and $13.6 million for the nine months ended September 30, 2004.  Our growth in revenue from same store sales increases, acquisitions and start-ups and an increase in franchise-related revenue were the primary causes of our increase in net income over the corresponding prior year periods.  As a percentage of revenue, our net income was equal to 4.4% for the quarter and nine month months ended September 30, 2005 compared to 4.6% for the quarter and 4.5% for the nine months ended September 30, 2004.

Diluted shares & earnings per share:

We completed a 3-for-2 stock split on March 31, 2005.  All share and per share amounts in this quarterly report reflect the pro forma effects of this split.  Our earnings per diluted share were $0.16 for the quarter and $0.47 for the nine months ended September 30, 2005, representing increases of 14.3% and 11.9% over the corresponding periods in the prior year.  Total diluted shares were 34.6 million for the quarter and 34.2 million for the nine months ended September 30, 2005 compared to diluted shares of 33.1 million for the quarter and 32.7 million for the nine months ended September 30, 2004.  The increase in diluted shares was due to a number of factors, including (1) an increase in the dilutive effect of our contingently convertible debt, (2) the dilutive effect of employee stock options and shares issued and issuable under our employee stock purchase plan and stock incentive plan, and (3) new shares issued and to be issued as partial payment for acquisitions completed in 2005.  The increases from these factors was partially offset by our purchase and subsequent retirement of 474,000 shares of treasury stock in the quarter ended December 31, 2004.  Our contingently convertible debt accounted for 800,000 shares of the total 1.5 million share increase in diluted shares for the quarter ended September 30, 2005 and 700,000 shares of the total 1.5 million share increase in diluted shares for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2005, we financed our operations and business acquisitions through operating cash flows and the use of cash reserves and proceeds generated from our $86.3 million offering of 2.25% convertible senior notes, completed in November 2004.  During the three and nine months ended September 30, 2005, we generated positive operating cash flow of $5.9 million and $17.9 million, respectively.  We also used $20.6 million and $46.4 million in cash for business acquisitions during the respective quarter and nine months ended September 30, 2005. We continue to evaluate opportunities for potential strategic business acquisitions, start-ups and joint ventures.  Accordingly, we may need to seek additional sources of capital in the future to fund these activities.  As of September 30, 2005, we had cash and short-term investments totaling $63.8 million and total long-term debt of $86.3 million.

Operating Cash Flows:

We generated $17.9 million in positive cash flow from operations in the nine months ended September 30, 2005.  This positive cash flow was primarily the result of our positive net income of $16.1 million during the period, affected by non-cash expenses.   We also benefited by $1.2 million from tax versus book timing differences, primarily related to the amortization of intangible assets such as goodwill.

For the nine months ended September 30, 2004, we generated $20.1 million of positive operating cash flow.  The positive cash flow was primarily due to our net income during the period and our accounts receivable collection performance.  During the nine months ended September 30, 2004, our DSO declined from 61 days to 58 days, providing a major part of the reason why our operating cash flow of $20.1 million exceeded our net income of $13.6 million during the period.  Tax versus book timing differences related to income taxes were also a factor, resulting in $1.7 million of positive operating cash flow during the period.

Investing Cash Flows:

We used $31.7 million in cash in investing activities during the nine months ended September 30, 2005.  We used $46.4 million in cash to complete seven business acquisitions of which two were completed in the quarter ended September 30, 2005 for a cost of $20.2 million in cash.  During the nine months ended September 30, 2005, we generated $21.7 million in cash from the liquidation of short-term investments in order to fund our acquisition activities.  We also used $7.1 million in cash to acquire equipment and other fixed assets of which $2.5 million was used to purchase revenue-producing medical equipment such as infusion pumps and other durable medical equipment, $2.2 million was used for infrastructure items such as furniture, fixtures and computer hardware, $1.6 million was used to purchase computer software and $800,000 was used for internal software development projects.

In the prior year period ending September 30, 2004, we used $7.3 million in investing activities.  Of this total, we used $3.1 million for business acquisitions and $4.2 million to acquire equipment and other fixed assets.  Of the total cash used for equipment purchases, $1.9 million was used to acquire infusion pumps and other revenue-generating medical equipment, $1.6 million was used for infrastructure improvements and $700,000 was used on internally and externally developed software products.

Financing Cash Flows:

Financing activities generated a net $4.1 million in positive cash flow for the nine months ended September 30, 2005.  We generated $6.0 million in cash from the issuance of shares of common stock through our employee stock purchase and stock option plans, and we used $1.7 million to pay cash dividends to our shareholders.  We also used $200,000 to pay trailing debt issuance costs related to our convertible debt offering completed in November 2004.

In the nine months ended September 30, 2004, financing activities generated $900,000 in cash flow.  We generated $3.1 million from the issuance of common stock, which was offset by our use of $900,000 to pay dividends to our shareholders, $900,000 to purchase treasury stock and $400,000 to make scheduled debt repayments.

Convertible Senior Notes:

In November 1, 2004, we completed an $86.3 million offering of 2.25% convertible senior notes, due 2024.  The purpose of the offering was to finance our future growth initiatives.  The funds have been and may continue to be used for acquisitions, stock repurchases, operating cash needs and other general corporate purposes.  The initial offering was completed on November 2, 2004 for $75.0 million, with an option for an additional $11.3 million.  This option was exercised in full on November 9, 2004.  The convertible notes pay interest at 2.25% interest per annum on the principal amount of the notes, payable semi-annually in arrears on May 1 and November 1 of each year, with the first payment paid on May 1, 2005.  The holders may convert the notes into cash and, if applicable, shares of our common stock if certain conversion criteria are met, such as our stock reaching a threshold market price or various other criteria.  As of September 30, 2005, no triggering event has occurred that could lead to the potential conversion of the notes.  The notes cannot be redeemed by us prior to November 1, 2009.  On each of November 1, 2009, November 1, 2014 and November 1, 2019, the holders can require us to purchase all or a portion of the outstanding notes for their principal amount plus accrued interest.  At any time on or after November 1, 2009, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest.  We have incurred deferred financing costs of $3.2 million related to this offering, consisting of underwriting, legal and other related costs.  These costs are being amortized straight-line over a five-year period.

Accounts Receivable:

The following table sets forth information regarding our accounts receivable as of the dates indicated (dollar amounts in thousands):

	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004

Accounts receivable	$79,702	$78,614	$80,029	$76,809
Less allowance for doubtful accounts	(5,958)	(6,039)	(5,948)	(6,879)

Accounts receivable, net of allowance for doubtful accounts	$73,744	$72,575	$74,081	$69,930

Days sales outstanding (DSO)(1)	55 days	57 days	54 days	55 days

 (1)            DSO is based on trade accounts receivable, net of allowance for doubtful accounts, and is calculated using the exhaustion method whereby the net accounts receivable balance is exhausted against each preceding month’s or partial month’s net revenue.  The DSO calculated above includes only our specialty pharmacy service line and infusion and related healthcare service line.

Our accounts receivable, net of bad debt reserves, was $73.7 million as of September 30, 2005, an increase of $1.2 million, or 1.6%, since June 30, 2005 and $3.8 million, or 5.5%, since December 31, 2004.  The increases in net accounts receivable are primarily due to increases in revenue, particularly infusion and related healthcare services revenue, over the periods indicated.  These increases were due to the impact of acquisitions, same store sales increases and new pharmacy start-ups.  Our DSO, which was 55 days as of September 30, 2005, has remained consistent throughout 2005 as a result of consistent and effective billing and collection efforts.

The following table sets forth the percentage breakdown of our trade accounts receivable by aging category and by major payor as of the dates indicated:

	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004
By Aging Category (1):
0-90 days	73%	72%	74%	72%
91-180 days	13%	15%	13%	13%
181-365 days	9%	8%	8%	9%
Over 365 days	5%	5%	5%	6%
Total	100%	100%	100%	100%

By Major Payor:
Managed care and other payors	79%	80%	83%	82%
Medicare and Medicaid	21%	20%	17%	18%
Total	100%	100%	100%	100%

(1)          Accounts receivable by aging category considers only accounts of our specialty pharmacy service line and infusion and related healthcare service line.

Capital Resources:

As of September 30, 2005, we had cash and cash equivalents of $10.1 million and short-term investments of $53.7 million for a combined total of $63.8 million available for operations, acquisitions and other cash requirements.  As of December 31, 2004, we had cash and cash equivalents of $19.8 million and short-term investments of $75.4 million for a combined total of $95.2 million.  The $31.4 million decline in cash, cash equivalents and short-term investments was primarily due to our payment of $46.4 million in cash for business acquisitions completed during the nine months ended September 30, 2005.  We generated positive cash flow from operations of $17.9 million during the period, partially offsetting our use of cash for acquisitions.  We believe that cash flow from operations and our current reserves of cash and short-term investments will be sufficient to meet our operating cash needs for the immediate future, including any interest due on our $86.3 million of 2.25% convertible senior notes.  In the event that additional capital is required, there can be no assurance that such capital can be obtained on terms acceptable to us, if at all.

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

Goodwill and Other Intangible Assets

As of September 30, 2005, we had net goodwill and other intangible assets of $107.4 million, consisting of $106.5 million of goodwill and $900,000 of other intangible assets such as non-competition agreements and managed care contracts.  As of December 31, 2004, net goodwill and other intangible assets equaled $65.9 million, consisting of $65.4 million of goodwill and $500,000 of other intangible assets.  During the nine months ended September 30, 2005, goodwill increased $41.1 million as a result of the seven business acquisitions we completed during the period.  Other intangible assets increased by approximately $700,000 as a result of these acquisitions, offset by amortization of $300,000 during the period.

As required by Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we do not amortize goodwill, but test our goodwill for impairment annually each October 1, or whenever we identify events or conditions that could potentially result in impairment of our goodwill.  During the quarter ended September 30, 2005, no impairment of goodwill was identified.

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

While the majority of our revenue is reimbursed by managed care organizations and other non-government payors, these changes to the way Medicare pays for outpatient drugs and biologicals may reduce our revenue and gross margins on services provided to Medicare patients.  Further, adoption of ASP as the standard measure for determining reimbursement by state Medicaid programs or managed care companies for the drugs we provide may reduce our revenue and gross margins.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily in relation to our cash and cash equivalents and short-term investments.  As of September 30, 2005, we had no variable-rate debt.  In November 2004, we completed an $86.3 million offering of 2.25% convertible senior notes due 2024.  The interest rate on this debt is fixed.  However, the interest rate we may earn on the cash generated from this offering, as well as cash generated by our operations, is subject to market fluctuations.  We utilize a mix of investment maturities based on our anticipated cash needs and evaluation of existing interest rates and market conditions.

The following table sets forth our cash and cash equivalents and short-term investments as of the dates indicated (in thousands):

	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004
Cash and cash equivalents (1)	$10,107	$8,860	$11,604	$19,816
Short-term investments (2)	53,644	71,598	85,814	75,370
Total	$63,751	$80,458	$97,418	95,186

(1)          Cash equivalents includes highly-liquid investments having a maturity of three months or less at time of purchase.

(2)          Short-term investments consist of commercial paper with maturities of three months or more at time of acquisition, as well as variable-rate municipal demand notes, preferred stocks and similar instruments that are either perpetual in nature or have final maturities greater than three months.

While we attempt to minimize market risk and maximize return, changes in market conditions may significantly affect the income we earn on our cash and cash equivalents and short-term investments.  Based on our actual cash and cash equivalents and short-term investment balances at September 30, 2005, a 100 basis point decline in interest rates would reduce our interest income by $638,000 on an annualized basis.

ITEM 4.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2005. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2005. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTION CARE, INC.
Date: November 9, 2005	By:	/s/ Paul Mastrapa
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