Form 10-K
period 2005-12-31
OPTION CARE INC/DE
filed 2006-03-16
CIK 884064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number:  0-19878

OPTION CARE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3791193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
485 Half Day Road, Suite 300
Buffalo Grove, IL	60089
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (847) 465-2100

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	National Association of Securities Dealers Automated Quotation (Nasdaq) National Market System

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $333,906,000 based on the closing sale price of $14.10 as reported on the Nasdaq National Market System. Solely for purposes of the foregoing calculation of aggregate market value of voting stock held by non-affiliates, the registrant has assumed that all directors and executive officers of the registrant are affiliates of the registrant. Such assumption shall not be deemed a determination by the registrant that such persons are affiliates of the registrant for any purposes.

The number of shares of our Common Stock, $0.01 par value per share, outstanding as of March 1, 2006 was 32,919,277.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held by April 30, 2006 (Proxy Statement)	Part III

OPTION CARE, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included or incorporated by reference in this Annual Report on Form 10-K, including information in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain, or may contain, statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures and the anticipated or potential effects of future regulation and competition, as well as other statements identified by “may”, “should”, “expect” and similar words. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us, or on our behalf. These risks and uncertainties include, but are not limited to, uncertainties affecting our businesses and our franchisees’ relating to acquisitions and divestitures (including continuing obligations with respect to completed transactions), sales and renewals of franchises, government and regulatory policies (including federal, state and local efforts to reform the delivery of and payment for healthcare services), general economic conditions (including economic conditions affecting the healthcare industry in particular), the pricing and availability of goods and services, technological developments and changes in the competitive environment in which we operate, as well as those identified under Item 1A. Risk Factors in this Form 10-K. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report or to reflect the occurrence of unanticipated events.

PART I

Item 1.                        BUSINESS

GENERAL

Option Care is a leading provider of home infusion pharmacy services and specialty pharmacy services to patients with acute or chronic conditions that can be treated at home, at one of our local ambulatory infusion centers or in a physician’s office. We provide these services to patients on behalf of managed care organizations, government healthcare programs and biopharmaceutical manufacturers through two company-owned, high-volume distribution facilities, 53 company-owned and managed locations and 65 franchised locations throughout the United States. Our services include the distribution and administration of infused and injectible medications, patient care coordination, clinical and compliance management and reimbursement support. For the years ended December 31, 2005 and 2004, we generated net revenue of $506.4 million and $414.4 million, respectively, and net income of $22.7 million and $18.9 million, respectively.

We are a leading provider to managed care organizations and other third party payors, patients, physicians and pharmaceutical manufacturers with a cost-effective solution for both home infusion pharmacy services and specialty pharmacy services nationwide. Our combination of national and local distribution capabilities, our sales and marketing resources, and our clinical staff and information systems support our customers as follows:

•       Payors—We provide payors with a comprehensive approach to meeting their pharmacy services needs. Our provision of infusion pharmacy services in the patient’s home or at one of our local ambulatory infusion centers offers a lower cost alternative to providing these therapies in a hospital setting. Our specialty pharmacy services offer payors a cost effective solution for the distribution of specialty pharmaceuticals directly to patients for self-administration. We also provide the direct distribution of biotech pharmaceuticals to physicians’ offices for in-office administration. This provides payors with a cost-effective alternative to direct billing of biotech pharmaceuticals by physicians. We also provide payors with utilization and outcomes data to evaluate therapy effectiveness.

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

•       Pharmaceutical Manufacturers—We provide pharmaceutical manufacturers with a broad distribution channel for their existing pharmaceuticals and their new product launches. We implement patient monitoring programs that encourage compliance with the prescribed therapy. We also provide valuable clinical information in the form of outcomes and compliance data to manufacturers to aid in their evaluation of the efficacy of their products.

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

Since the mid-1990’s, we have focused on building a leadership position in the home infusion industry in markets of all sizes and have been able to leverage our local pharmacy capabilities to distribute niche, high cost therapies targeting chronic conditions. Due to the robust biotech pharmaceutical product pipeline, we have seen a significant increase in the distribution of these high cost specialty medications. As a result, we have created a specialized service offering that meets the needs of patients, product manufacturers and managed care organizations.

We are engaged in one reportable industry segment containing three service lines: specialty pharmacy, infusion and related healthcare services, and other. The following table presents summarized information about our revenue by service line for the years ended December 31, 2005, 2004 and 2003 (amounts in thousands):

	Years Ended December 31,
	2005		2004		2003
	Amounts	% of Total	Amounts	% of Total	Amounts	% of Total
Revenue:
Specialty pharmacy	$290,884	57.5%	$249,697	60.2%	$208,557	58.7%
Infusion and related healthcare services	198,679	39.2%	153,302	37.0%	136,192	38.3%
Other	16,801	3.3%	11,431	2.8%	10,691	3.0%
Total revenue	$506,364	100.0%	$414,430	100.0%	$355,440	100.0%

AVAILABLE INFORMATION

We maintain our internet website at http://www.optioncare.com and make available free of charge through our internet website reports we file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(c) or 15(d) of the Securities and Exchange Act of 1934, as soon as reasonably practical after we electronically file such materials with the SEC. Also available through our internet site is our Code of Ethics for our directors, officers and employees. Information on our website is not incorporated by reference into this report. Our common stock is traded on the Nasdaq National Market under the symbol “OPTN.”

We were incorporated in Delaware in July 1991. Our principal executive offices are located at 485 Half Day Road, Suite 300, Buffalo Grove, Illinois 60089, and our telephone number is (847) 465-2100.

INDUSTRY

Healthcare related expenditures constitute a large and growing segment of the US economy. According to estimates by the Centers for Medicare & Medicaid Services, national health expenditures reached an estimated $1.9 trillion in 2004, are expected to reach $2.2 trillion in 2006 and are projected to increase to $3.6 trillion by 2014. In 2003, prescription drug expenditures were $179 billion, representing 11% of national healthcare expenditures for that year. Prescription drugs remain among the fastest-growing categories of healthcare expenditure, having grown at double-digit rates each year from 1995 to 2003. Two important trends that impact our business have emerged in relation to healthcare spending. These trends are positively impacting the growth of the many services we provide:

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

Pharmacy Services

Pharmacy services include the treatment of a wide range of chronic and acute health conditions with a range of injectible and infusible specialty pharmaceuticals. Less acute, chronic conditions are generally treated with self-administered, injectible pharmaceuticals but may also be administered by a physician or nurse. These pharmaceuticals can be directly distributed to the patient or the patient’s physician for in-office administration and in many cases cost over $10,000 per patient per year. These pharmaceuticals may require refrigeration during shipping as well as special handling to prevent potency degradation. Patients receiving treatment usually require special counseling and education regarding their condition and treatment programs. This segment of the pharmacy services industry primarily treats conditions such as multiple sclerosis, growth hormone disorders, hemophilia, cancer, immune deficiency disorders, asthma and other chronic conditions. Retail pharmacies and other traditional distributors generally are designed to carry inventories of low cost, high volume products and therefore are not equipped to handle the high cost, low volume specialty pharmaceuticals that have specialized handling and administration requirements. As a result, these specialty pharmaceuticals are generally provided by pharmacies that focus primarily on filling, labeling and delivering injectible pharmaceuticals and related support services.

IMS Health has estimated the U.S. market for specialty pharmaceuticals at nearly $38 billion and the market is growing rapidly. We expect several factors to contribute to the continuing growth of the specialty pharmacy services industry, including the following:

•       Healthcare cost containment pressures;

•       Development of new pharmaceuticals;

•       Direct to consumer advertising;

•       Increased acceptance of mail-order distribution; and

•       Growing emphasis on care management and compliance monitoring to improve outcomes for these high-cost, chronic diseases.

More acute, chronic conditions are generally treated with infusible pharmaceuticals that require administration of a more complex nature. These pharmaceuticals are primarily administered to treat infections, dehydration, cancer, pain and nutritional deficiencies. Patients are generally referred to infusion pharmacy services providers by physicians, hospital discharge planners and case managers. The medications are mixed and dispensed under the supervision of a registered pharmacist and the therapy is typically delivered in the home of the patient by a registered nurse or trained caregiver. Depending on the preferences of the patient and/or the payor, these services may also be provided at an ambulatory infusion center. According to the National Home Infusion Association, the size of the home infusion pharmacy services industry is currently between $4 and $5 billion. We believe that several factors will contribute to the continuing growth in non-hospital based infusion therapy services, including the following:

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

•       Technological innovations such as implantable injection ports, vascular access devices and portable infusion control devices; and

•       Increased utilization of home infusion therapies due to demographic trends, in particular increasing life expectancies.

GROWTH STRATEGY

We intend to leverage our 26 years of clinical experience managing a wide range of pharmaceutical therapies with the national coverage of our high-volume distribution facilities and local pharmacy locations to deliver a single source solution for infused and injected pharmaceuticals and services to our customers. Our ability to provide a flexible distribution model which includes the delivery of our cost effective services to patients’ homes, physicians’ offices or our local ambulatory infusion centers, makes us an attractive provider to government health plans, managed care organizations, insurance companies and other third party payors and referral sources.

We intend to increase our revenue and profitability through organic growth as well as selective acquisitions, start-ups and joint ventures that expand our geographic coverage into new markets and consolidate providers in existing markets that we serve.

•       Organic Growth

We intend to expand our infusion and specialty services through sales and marketing activities targeting managed care organizations, pharmaceutical manufacturers, and local referral sources.

•        We currently have contracts with most major managed care organizations, which cover approximately 75 million lives, and are actively expanding the range of infusion and specialty services under these relationships. In addition, we are actively targeting new managed care relationships to contract for a wide variety of our services.

•        Our pharmaceutical manufacturer strategy includes expanding our relationships with biotech and other pharmaceutical manufacturers in order to acquire distribution rights to existing and new products targeting chronic diseases or conditions.

•        Our local sales force continuously markets to a wide variety of referral sources stressing our clinical capabilities to meet the needs of patients with a wide range of acute and chronic conditions.

•       Acquisitions

The home infusion industry is highly fragmented with the majority of service providers operating primarily in local or regional markets. Currently, there are approximately 4,000 home infusion providers operating in the United States—80% are small, individually owned or closely held operations while the remaining 20% include a variety of local and national providers that are either hospital affiliated or independent. We believe that few competitors possess the scale and resources to consolidate the industry and that our financial resources and operating strength affords us an advantage in this area. Additionally, our franchise network provides us with an established pipeline of potential acquisition opportunities. Our typical franchise agreement provides us with a right of first refusal for the potential acquisition of an existing franchise.

•       Start-Ups

We intend to open new pharmacies in the following types of markets:

•        New markets with large and growing populations;

•        Markets where our existing franchisees do not renew their franchise agreements with us; and

•        Markets adjacent to areas we currently serve and which will allow us to leverage existing infrastructure and managed care relationships.

•       Joint Ventures

We intend to enter into joint ventures in select markets with established hospitals by merging with or partially acquiring a hospital system’s home care business, or by contracting with a hospital system to jointly develop start-up operations. Hospital partners may include centers of academic excellence, regional hospitals and community hospitals.

OUR SERVICES

Home Infusion Pharmacy and Related Healthcare Services

We provide home infusion pharmacy services through our local pharmacy network of 53 company-owned and managed pharmacies throughout the United States. Our services are most typically provided in the patient’s home, but may also be provided at clinics, the physician’s office or at one of our ambulatory infusion centers. We offer patients and physicians the following products and services:

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

Several of our company-owned pharmacies also provide home health nursing services, respiratory therapy services and home medical equipment sales and rentals. We also have one location that provides home hospice services.

Specialty Pharmacy Services

We provide specialty pharmacy services through our two company-owned, high-volume distribution facilities and our 53 company-owned and managed local pharmacies. We purchase specialty pharmaceuticals from manufacturers and wholesale distributors, fill prescriptions provided by physicians, and label, package and deliver the pharmaceuticals to patients’ homes or physicians’ offices, either ourselves or through contract couriers. Depending on therapy, we may also administer the specialty pharmaceuticals to the patient at one of our ambulatory infusion centers. Our approach to delivering specialty pharmacy services includes a manufacturer strategy and managed care strategy to meet the unique needs of each customer segment. For selected drugs, we also supply clinical efficacy and outcomes data to the manufacturers.

We provide specialty pharmacy services to treat the following chronic diseases or conditions:

•       Growth Hormone Deficiency:   a condition that prevents normal growth patterns in children, generally caused by disorders of the pituitary gland or kidneys. Therapy consists of daily injections of growth hormone and usually lasts seven to nine years.

•       Respiratory Synctial Virus (RSV) Prevention:   RSV is a major cause of respiratory disease in young children and infants. Treatment is directed toward high-risk pediatric patients, typically from infant to age two. The most common treatment consists of monthly injections of Synagis®, a specialty pharmaceutical we distribute, throughout the “RSV season” which lasts from approximately October through April.

The following table illustrates the seasonal impact of the sales of Synagis® on our quarterly revenues for 2005 and 2004 (amounts in thousands):

	2005				2004
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Synagis® revenue	$15,905	$862	$4,492	$15,536	$9,455	$571	$3,955	$14,251
Percent of total revenue	11.0%	0.7%	3.8%	12.9%	8.4%	0.6%	4.0%	13.8%

•       Hepatitis C Virus:   a viral infection which results in the inflammation of the liver. Left untreated, hepatitis C virus can cause serious liver damage. Treatment includes injections of interferon alfa with the concomitant oral administration of ribavirin products. Treatment can last up to 24 months.

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

OUR SUPPLIERS

We obtain the pharmaceuticals and medical supplies and equipment that we provide to our patients through pharmaceutical manufacturers, distributors and group purchasing organizations. Most of the pharmaceuticals that we purchase are available from multiple sources and are available in sufficient quantities to meet our needs and the needs of our patients. However, some biotech drugs are only available through the manufacturer and may be subject to limits on distribution. In such cases, it is important for us to establish and maintain good working relations with the manufacturer in order to assure sufficient supply to meet our patients’ needs. We utilize several national delivery companies as an important part of the local and national distribution of our products and services, particularly in the delivery of certain specialty pharmaceutical products.

Additionally, certain drugs may become subject to general supply shortages, as was the case in 2005 with IVIG immune globulin products. Such shortages can result in cost increases or hamper our ability to obtain sufficient quantities to meet the needs of our patients. We work diligently to obtain commitments from our suppliers, whenever possible, to secure ample supply of drugs that are potentially subject to supply shortages.

Through the coverage and clinical expertise of our two company-owned, high-volume distribution facilities, our 53 company-owned locations and our 65 franchised locations, we provide pharmaceutical manufacturers with a broad distribution channel for their existing pharmaceutical products. This strength also provides us the opportunity to become a selected partner in the launch of their new products. When providing new products to patients, we implement a monitoring program to encourage compliance with the prescribed therapy and we provide valuable clinical information to the manufacturer in the form of outcomes and compliance data to aid in their evaluation of the efficacy of the product. We may receive fees, which we record as other revenue, from certain biotech manufacturers for providing them with clinical outcomes data. Our continued growth will be dependent on maintaining our existing relationships with manufacturers and establishing new relationships with additional manufacturers as they launch new specialty products.

Through the combined purchasing power of our company-owned and franchised locations, we are able to sign pharmaceutical purchase contracts with these supplies that provide us and our franchisees with volume discount pricing and provide us the opportunity to earn volume purchase rebates and vendor administration fees. Such fees are recorded as reductions to cost of goods sold to the extent they are earned by purchases made by our company-owned locations and as revenue to the extent that they are related to purchases made by our franchised locations, with the majority of these fees being derived from purchases made by our company-owned locations.

BILLING & SIGNIFICANT PAYORS

We derive most of our revenue from contracts with third party payors, such as managed care organizations, insurance companies, self-insured employers and Medicare and Medicaid programs. Where permissible, we bill patients for any amounts not reimbursed by third party payors. For the most part, our infusion pharmacy revenue consists of reimbursement for both the cost of the pharmaceuticals sold and the cost of services provided. Pharmaceuticals are typically reimbursed on a percentage discount from the published average wholesale price (AWP) of each drug. Nursing services are typically paid separately, on a per visit basis, while other patient support services and ancillary medical supplies are either reimbursed separately or on a per diem basis, where applicable. Specialty pharmaceuticals are typically pre-packaged drugs that are self-injected by the patient or a trained in-home caregiver. Therefore, minimal service is provided and no per diem revenue is generated.

Our principal managed care contract is with Blue Cross and Blue Shield of Florida, Inc. (BC/BS of Florida). We provide infusion pharmacy and specialty pharmacy services to BC/BS of Florida members throughout the state of Florida. This contract renews each September for an additional one-year term and may be terminated by either party upon 90 days notice. For 2005, our contract with BC/BS of Florida produced $68.0 million in revenue. In 2005, 2004 and 2003, respectively, approximately 13%, 15% and 17% of our total revenue was related to this contract. As of December 31, 2005 and 2004, approximately 9% and 7% of Option Care’s accounts receivable were due from BC/BS of Florida. No other single managed care payor represents more than 10% of our revenue.

We also provide services that are reimbursable through government healthcare programs such as Medicare and state Medicaid programs. For the twelve months ended December 31, 2005, 2004 and 2003, respectively, approximately 17%, 18% and 18% of our revenue came from government healthcare programs such as Medicare and Medicaid. The amounts due from these programs represented approximately 22% and 18% of our total accounts receivable, respectively, as of December 31, 2005 and 2004.

We bill payors and track all of our accounts receivable through computerized billing systems. These systems allow our billing staff the flexibility to review and edit claims in the system before they are submitted to payors. Claims are submitted to payors either electronically or through the mail. We utilize electronic claim submission whenever possible to expedite claim review and payment, and to minimize errors and omissions.

The net revenue that we report is based on usual and customary billing rates for the products and services we provide, less applicable contractual adjustments. In most cases, our computerized billing systems generate contractual adjustments based on the fee schedules of the underlying insurance contracts when the claims are billed. If our computerized billing systems cannot automatically generate the contractual adjustment for a given claim, we calculate the contractual adjustment manually and key the adjustment into our billing system when the claim is billed. For revenue that is not yet billed, we estimate the contractual adjustments using a claim-by-claim analysis of the unbilled charges, by applying historic contractual adjustment percentages, or a combination of the two methods.

We generate accounts receivable aging reports from our billing systems and utilize these reports to help us monitor the condition of our outstanding receivables and evaluate the performance of our billing and reimbursement staff. We also utilize these aging reports, combined with historic write-off statistics generated from our billing systems, to determine our allowance for doubtful accounts.

Our financial performance is highly dependent upon effective billing and collection practices at each of our company-owned pharmacies. The process begins with an accurate and complete patient admission process, in which all critical information about the patient, the patient’s insurance and their care needs is gathered. A critical part of this process is verification of insurance coverage and authorization from insurance to provide the required care, which typically takes place before we initiate services. An exception occurs when a patient referral is received outside of normal business hours, but we have an existing contractual relationship with the patient’s insurance carrier. In such cases, we provide the patient with sufficient drugs and services to last until the next business day, when the patient’s insurance coverage can be verified.

FRANCHISE PROGRAM

Our franchise program was developed to increase our geographical presence and to provide a national network of pharmacies to service the needs of our managed care customers without requiring extensive capital expenditures. In marketing our franchise program, we target independent infusion pharmacies that would benefit from participating in our national and regional managed care and manufacturer contracts as well as in our marketing programs. Our franchised locations are sold a license to operate an Option Care branded pharmacy in a defined territory to provide infusion therapy and related products and services.

We receive a start-up fee upon execution of the franchise agreement with subsequent royalties based on a percentage of gross receipts of the franchised location. Each franchisee is required to maintain a licensed pharmacy equipped to compound medications in a sterile environment as prescribed by physicians. In the program that we are currently marketing, the franchisee must obtain specified liability insurance protecting the franchise owner and us against claims arising from the operation of the franchised business. Our franchisees may participate in our managed care and manufacturer contracts. They may also purchase pharmaceuticals and supplies from a preferred list of vendors under contract with us. This frequently allows us and the franchisee to obtain volume discount pricing. For certain pharmaceuticals, the franchise may also purchase directly from us. Most of our franchise agreements also provide us with a right of first refusal for the potential acquisition of the franchise. However, none of our current agreements grants us the option to purchase the franchise at our will.

As of December 31, 2005, we had 65 franchised pharmacy locations operating under 52 separate franchise agreements. Approximately 62% of our franchise agreements come up for renewal in the four-year period from 2006 through 2009. As a franchise agreement nears expiration, we expect to propose a new agreement or evaluate the franchise for possible acquisition. If we cannot reach agreement with the franchisee and the franchise expires, the franchisee is required to cease using the Option Care service mark and will not be able to access our managed care agreements or purchasing contracts. We would then be free to re-franchise the territory or to service the territory with a company-owned facility.  Termination of a franchise agreement by the franchise prior to its scheduled expiration date may subject the franchisee to early termination fees. Accordingly, we may record revenue as a result of such early terminations. In addition, upon our acquisition of an existing franchise prior to the scheduled expiration of its underlying franchise agreement, we may record a gain or loss on settlement equal to the excess or shortfall of the present value of the estimated future royalties receivable under the terminated franchise agreement versus our current royalty market rates.

The following table summarizes the termination dates of our franchise agreements, by year, and presents the amount and percentage of our 2005 royalty revenue attributable to franchises terminating in each year as well as to franchises that were acquired or terminated from the network during 2005 (dollar amounts in thousands):

Year ended December 31,	Number of Franchise Agreements expiring	Attributable 2005 Royalty Revenue	Percent of 2005 Royalty Revenue
2006	8	$677	9.5%
2007	6	831	11.7%
2008	9	976	13.8%
2009	9	1,216	17.1%
2010	5	558	7.9%
2011	7	864	12.2%
2012-2017	8	700	9.9%
Total continuing agreements	52	5,822	82.1%
Terminated during 2005(1)	6	606	8.5%
Acquired during 2005(1)	6	667	9.4%
Total all agreements	64	$7,095	100.0%

(1)          For comparative purposes, the 2004 royalty revenue attributable to franchise locations that were terminated and acquired during 2005 was $2,017 representing 24.9% of 2004 total royalty revenue.

DISPOSAL OF ASSETS

For the past decade, our subsidiary, Management by Information, Inc. (MBI), has developed and licensed proprietary software systems designed to manage the intake, dispensing, clinical, billing and collection processes for home infusion pharmacies. During the quarter ended December 31, 2005, we completed the sale of MBI and its existing software products, including iEmphsys™, to Definitive Homecare Solutions, Ltd., which specializes in infusion pharmacy management software.

We have retained the right to utilize and develop our customized version of the iEmphsys™ product as well as MBI’s older DOS-based product. We have retained and redeployed certain of MBI’s employees to help maintain our version of these products. Upon our sale of MBI, we wrote off that portion of the iEmphsys™ development costs that related to the standard product that was sold to Definitive Homecare Solutions, Ltd., while we will continue to capitalize and amortize past and continuing costs related to development of our customized version. We do not expect the sale of MBI to have a material affect on our future revenue or results of operations.

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

COMPETITION

Our pharmacies compete in the large and highly fragmented home infusion and specialty pharmacy markets. We compete with others for contracts with managed care organizations and other third party payors and compete to receive referrals from physicians, case managers and hospital discharge planners. Competition in the home infusion market is based on quality of care, cost of service and reputation. Competition in the specialty pharmacy market is based on price, reliability of service, compliance programs and reputation. Some of our existing and potential competitors in the home infusion market include integrated home healthcare providers such as Apria Healthcare Group Inc. and Coram Healthcare Corporation, and local providers of alternate site healthcare services such as hospitals, local home health agencies and other local providers. In the specialty pharmacy market, our existing and potential competitors include specialty pharmacy providers such as Medco Health Solutions, Caremark Rx, Express Scripts, Curative Health Services and others, specialized retail pharmacies such as PharmaCare, a division of CVS Corporation, pharmacy benefit management companies, wholesalers and retail pharmacies. In each market, some of these current competitors have, and our potential future competitors may have, greater financial, operational, sales and marketing resources than us. However, we believe that our reputation for providing quality services, the strength of our growing national presence and our ability to effectively market our services at national, regional and local levels places us in a strong position against existing and potential competitors.

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

Many states in which we operate also require home infusion companies to be licensed as home health agencies. We believe we are in compliance with these laws, as applicable.

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

Fraud and Abuse Laws—Anti-Kickback Statute.   The federal Anti-Kickback Statute prohibits individuals and entities from knowingly and willfully paying, offering, receiving, or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered by Medicare, Medicaid, or other government healthcare programs. The federal courts have held that an arrangement violates the Anti-Kickback Statute if any one purpose of the remuneration is to induce the referral of patients covered by the Medicare or Medicaid programs, even if another purpose of the payment is to compensate an individual for rendered services. The Anti-Kickback Statute is broad and potentially covers many standard business arrangements.

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

A number of states have statutes and regulations that prohibit the same general types of conduct as those prohibited by the Anti-Kickback Statute described above. Some state anti-fraud and anti-kickback laws apply only to goods and services covered by Medicaid. Other state anti-fraud and anti-kickback laws apply to all healthcare goods and services, regardless of whether the source of payment is governmental or private. Where applicable, we attempt to structure our business relationships to comply with these statutes.

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

Ethics in Patient Referrals Law (Stark Law).   The federal Stark Law generally prohibits a physician from making referrals for certain Designated Health Services (DHS), reimbursable by Medicare or Medicaid, to entities with which the physician or an immediate family member has a financial relationship, unless an exception applies. A financial relationship is generally defined as an ownership, investment or compensation relationship. DHS include, but are not limited to, outpatient pharmaceuticals, parenteral and enteral nutrition products, home health services, durable medical equipment, physical and occupational therapy services, and inpatient and outpatient hospital services. Among other sanctions, a civil monetary penalty of up to $15,000 may be imposed for each bill or claim for a service a person knows or should know is for a service for which payment may not be made due to the Stark Law. Such persons or entities are also subject to exclusion from the Medicare and Medicaid programs. Any person or entity participating in a circumvention scheme to avoid the referral prohibitions is liable for a civil monetary penalty of up to $100,000. A $10,000 fine may be imposed for failure to comply with reporting requirements regarding an entity’s ownership, investment and compensation arrangements for each day for which reporting is required to have been made under the Stark Law.

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

Health Insurance Portability and Accountability Act of 1996 (HIPAA).   To improve the efficiency and effectiveness of the healthcare system, the Health Insurance Portability and Accountability Act of 1996, Public Law 104-191, included “Administrative Simplification” provisions that required the Department of Health and Human Services (HHS) to adopt national standards for electronic health care transactions. At the same time, Congress recognized that advances in electronic technology could erode the privacy of health information. Consequently, Congress incorporated provisions into HIPAA that mandated the adoption of federal privacy protections for individually identifiable health information.

In response to the HIPAA mandate, in December 2000, HHS published a final regulation in the form of the Privacy Rule, which became effective on April 14, 2001. This Privacy Rule set national standards for the protection of health information, as applied to the three types of covered entities: health plans, health care clearinghouses, and health care providers who conduct certain health care transactions electronically. Pursuant to the Privacy Rule, covered entities are required to have standards in place to protect and guard against the misuse of individually identifiable health information.

The Privacy Rule establishes a foundation of federal protections for the privacy of protected health information. The Privacy Rule does not replace federal, state, or other laws that grant individuals even greater privacy protections, and covered entities are free to retain or adopt more protective policies or practices. We have implemented the standards set forth in the Privacy Rule, and believe that we and all of our franchisees are in compliance with the Privacy Rule or any more stringent federal or state laws relating to privacy.

Additionally, the Administrative Simplification provisions address electronic health care transactions and the security of electronic health information systems. Providers are required to comply with the standards by specific compliance dates established by HHS. For standards relating to electronic health care transactions, all providers were required to comply by October 16, 2003. The security standards applicable to individually identifiable health information maintained electronically were required to be implemented by April 21, 2005. We were materially compliant with these standards by the applicable compliance date. The standards for a unique national health identifier for providers used in connection with the electronic healthcare transactions must be implemented by May 23, 2007. We expect to be able to materially comply with this requirement by the applicable compliance date.

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

Medicare Prescription Drug, Improvement and Modernization Act of 2003.   The Medicare Prescription Drug, Improvement and Modernization Act of 2003 regulates the manner in which covered outpatient drugs are reimbursed by the Medicare program, which could result in lower reimbursement for physicians. A small portion of the infusion drugs we provide are covered under Medicare’s durable medical equipment (DME) benefit. The payment rates for drugs and services administered by us in this manner generally were not affected by the enacted legislation and will continue to be 95% of the AWP in effect as of October 1, 2003.

As part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, a prescription drug benefit has been added under Medicare Part D. Under the Part D final regulations, the ingredient costs and dispensing fees associated with the provision of home infusion therapies will now be covered under Medicare. Prior to the passage of this Act, no reimbursement of these costs was available through Medicare to beneficiaries. For eligible Medicare beneficiaries, the cost of equipment, supplies and professional services associated with infused covered Part D drugs will continue to be reimbursed under Part A or Part B, as applicable. For beneficiaries who are dually eligible for benefit under Medicare and a state Medicaid program, covered infused drugs will be reimbursed under individual state coverage guidelines.

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

Although bills intended to regulate certain aspects of franchise relationships have been introduced into Congress on several occasions, none have been enacted. We are not aware of any pending franchise legislation that in our view is likely to significantly affect our operations. We believe that our operations comply substantially with the FTC Franchise Rule and applicable state franchise laws.

SERVICE MARKS

We have registered with the federal government OPTION CARE® and OptionMed®, among others, as service marks. We believe that Option Care is becoming increasingly recognized by many referral sources as representing a reliable, cost-effective source of pharmacy services.

INSURANCE

Our business of providing specialized pharmacy services and other related home healthcare services may subject us to litigation and liability for damages. We currently maintain insurance for general and professional liability claims in the amount of $1 million per claim and $3 million in aggregate per policy year, plus $5 million in umbrella coverage. Accordingly, the maximum coverage for a first claim in any policy year is $6 million, and the maximum aggregate coverage for all claims in a policy year is $8 million. We also require each franchisee to maintain general liability and professional liability insurance covering both the franchise and us, at coverage levels that we believe to be sufficient. These policies provide coverage on a claims-made or occurrence basis and have certain exclusions from coverage. These insurance policies generally must be renewed annually. There can be no assurance that our insurance coverage will be adequate to cover liability claims that may be asserted against us.

In addition, we carry property insurance coverage for the value of the physical assets, including drugs inventory, at all of our leased facilities. The deductible on our property policies is $10,000 per claim, with higher deductibles applicable to certain other losses, such as wind and flood damage. These policies, which generally must be renewed annually, also include coverage for business interruption. While we believe our coverage to be sufficient, there can be no assurance that our property insurance coverage will be adequate to cover any and all property losses that we may suffer.

EMPLOYEES

As of December 31, 2005, we employed 1,781 persons on a full-time basis and 808 persons on a part-time basis. Of our full-time employees, 132 were corporate management and administrative personnel and the remaining 1,649 were employees of company-owned locations, primarily in clinical, management and administrative positions. The majority of our part-time employees are clinicians due to the nature and timing of the services we provide.

A group of 24 nurses working at our home health agency in Portland, Oregon are covered by a collective bargaining agreement. No other group of our employees is covered by a collective bargaining agreement. We believe our employee relations are good.

Item 1A. RISK FACTORS

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

Our business is highly dependent on the ability of biotech and other pharmaceutical companies to develop, supply and market pharmaceuticals that are compatible with the services we provide. Our revenue and profitability will decline if those companies were to sell pharmaceuticals directly to the public, fail to support existing pharmaceuticals or develop new pharmaceuticals with different administration requirements than our service offerings are currently equipped to handle. Our business could also be harmed if the pharmaceutical industry experiences any of the following developments:

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

If we lose relationships with managed care organizations and other non-governmental third party payors, we could lose access to a significant number of patients and our revenue and profitability could decline.

We are highly dependent on reimbursement from managed care organizations and other non-governmental third party payors. For the fiscal years ended December 31, 2005, 2004 and 2003, respectively, 83%, 82% and 82% of our revenue came from managed care organizations and other non-governmental payors, including self-pay patients. Many payors seek to limit the number of providers that supply pharmaceuticals to their enrollees in order to build volume that justifies their discounted pricing. From time to time, payors with whom we have relationships require that we bid against our competitors to keep their business. As a result of such bidding process, we may not be retained, and even if we are retained, the prices at which we are able to retain the business may be reduced. The loss of a payor relationship could significantly reduce the number of patients we serve and have a material adverse effect on our revenue and net income, and a reduction in pricing could reduce our gross margins and our net income.

The loss of our contract with Blue Cross and Blue Shield of Florida would materially decrease our revenue.

Our principal managed care contract is with Blue Cross and Blue Shield of Florida, Inc. For the fiscal years ended December 31, 2005, 2004 and 2003, respectively, 13%, 15% and 17% of our revenue was related to this contract. The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term. The loss of this contract, or a material reduction in our pricing or pharmaceutical sales under this contract, would materially decrease our revenue and net income.

Changes in reimbursement rates from Medicare and Medicaid for the services we provide may cause our revenue and profitability to decline.

For the fiscal years ended December 31, 2005, 2004 and 2003, respectively, 17%, 18% and 18% of our revenue came from reimbursement by federal and state programs such as Medicare and Medicaid. Reimbursement from these and other government programs is subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments, governmental funding restrictions and changes to or new legislation, all of which may materially affect the amount and timing of reimbursement payments to us. Changes to the way Medicare pays for our services may reduce our revenue and profitability on services provided to Medicare patients and increase our working capital requirements.

In addition, we are sensitive to possible changes in state Medicaid programs as we do business with a number of state Medicaid providers. Budgetary concerns in many states have resulted in and may continue to result in, reductions to Medicaid reimbursement as well as delays in payment of outstanding claims. Any reductions to or delays in collecting amounts reimbursable by state Medicaid programs for our products or services, or changes in regulations governing such reimbursements, could cause our revenue and profitability to decline and increase our working capital requirements.

Our actual financial results might vary from our publicly disclosed results and forecasts.

Our actual financial results might vary from those anticipated by us, and these variations could be material. From time to time we publicly provide earnings guidance. Our forecasts reflect numerous assumptions concerning our expected performance, as well as other factors, which are beyond our control, and which might not turn out to be correct. Although we believe that the assumptions underlying our projections are reasonable, actual results could be materially different. Our financial results are subject to numerous risks and uncertainties and estimates, including those identified throughout these “Risk Factors” and elsewhere in this report and the documents incorporated by reference.

Our gross profit could decrease if there are changes in the calculation of Average Wholesale Price (AWP) for the pharmaceuticals we sell, or if managed care organizations and other private payors replace Average Wholesale Price with a different reimbursement system, such as Average Sales Price (ASP).

Our gross margin rates and our gross profit are largely controlled by our ability to purchase pharmaceutical products at discounted prices and to negotiate profitable managed care contracts. In many cases, we purchase pharmaceuticals at less than the published AWP for those pharmaceuticals. The AWP has been a standard form of pricing often used in the healthcare industry to determine discount and reimbursement amounts. Accordingly, we have contracted with a number of private payors, primarily managed care providers, to sell pharmaceuticals at AWP or at a percentage discount off of the AWP. AWP for most pharmaceuticals is compiled and published by private companies, including First DataBank, Inc. A reduction in AWP for the products we provide to patients could reduce our revenue and narrow our gross margins.

Some managed care providers are adopting ASP as the standard measure for determining reimbursement rates in new or renegotiated contracts. ASP-based pricing is generally lower than AWP-based pricing. To the extent that we are not able to negotiate new ASP-based contracts with managed care providers that contain gross profit margins comparable to our existing AWP-based contracts, our revenue and gross profit may be reduced.

We are subject to pricing pressures and other risks involved with third party payors.

Competition for patients, efforts by traditional third party payors to contain or reduce healthcare costs, and the increasing influence of managed care payors such as health maintenance organizations, has resulted in reduced rates of reimbursement for home infusion and specialty pharmacy services. Changes in reimbursement policies of governmental third party payors, including policies relating to Medicare, Medicaid and other federal and state funded programs, could reduce the amounts reimbursed to our customers for our products and, in turn, the amount these customers would be willing to pay for our products and services, or could directly reduce the amounts payable to us by such payors. Pricing pressures by third party payors may continue, and these trends may adversely affect our business.

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

Some biotech pharmaceutical manufacturers attempt to limit the number of preferred distributors that may market certain of their biopharmaceutical products. If this trend continues, we cannot be certain that we will be selected and retained as a preferred distributor or can remain a preferred distributor to market these products. Although we believe we can effectively meet our suppliers’ requirements, there can be no assurance that we will be able to compete effectively with other specialty pharmacy companies to retain our position as a distributor of each of our core products. Adverse developments with respect to this trend could have a material adverse effect on our business and results of operations.

Any termination of, or adverse change in, our relationships with a single source product manufacturer or the loss of supply of a specific, single source specialty drug could have a material adverse effect on our operations.

We sell biotech pharmaceuticals that are supplied to us by a variety of manufacturers, many of which are the only source of that specific pharmaceutical. In order to have access to these pharmaceuticals, and to be able to participate in the launch of new biotech pharmaceuticals, we must maintain good working relations with the manufacturers. Most of the manufacturers of the pharmaceuticals we sell have the right to cancel their supply contracts with us without cause and after giving only minimal notice. One biotech pharmaceutical, Synagis®, which is manufactured and distributed by MedImmune, Inc., represented 7.3%, 6.8% and 7.1% of our revenue, respectively, for the fiscal years ended December 31, 2005, 2004 and 2003. The loss of our relationship with MedImmune, Inc. or with one or more other biotech pharmaceutical manufacturer would reduce our revenue and profitability.

We have recently experienced rapid growth by acquisitions. If we fail to manage our growth effectively, our business could be disrupted and our operating results could suffer.

Our ability to successfully offer our products and services in evolving markets requires an effective planning and management process. In 2005, 2004 and 2003 combined, we completed fifteen separate pharmacy business acquisitions, ten of which were completed during 2005. Our growth through acquisitions, combined with the internal growth of our business based on our business plan, may place a strain on our management systems and resources. This growth has resulted in, and will continue to result in an increase in responsibilities for management. To accommodate our growth and compete effectively, we will need to continue to enhance, expand and improve our management and our operational and financial information systems and controls, and to expand, train, manage and motivate our workforce. Our personnel, systems, procedures, or controls may not be adequate to support our operations in the future in light of anticipated growth. In addition, if we focus our financial resources and management attention on the expansion of our operations rather than on our ongoing operations, our financial results may suffer.

If we are unable to acquire additional pharmacy facilities on favorable terms, we will be unable to execute our acquisition and development strategy.

Our strategy includes increasing our revenue and earnings through strategic acquisitions of infusion therapy pharmacies and related businesses. Our efforts to execute our acquisition strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisitions. We continue to evaluate potential acquisition opportunities, including the acquisition of certain of our franchisees, and expect to complete acquisitions in the future. The facilities we purchase may require working capital from us during the initial months of operation, depending on whether or not we acquire receivables as part of the acquisition agreement. We may acquire businesses with significant unknown or contingent liabilities, including liabilities for failure to comply with health care or reimbursement laws and regulations. While we generally obtain contractual rights to indemnification from owners of the businesses we acquire, our ability to realize on any indemnification claims will depend on many factors, including, among other things, the availability of assets of the indemnifying parties. In the future, we may not be successful in acquiring pharmacies or in achieving satisfactory operating results at acquired pharmacies, and we may not be able to acquire healthcare businesses that produce returns justifying our related investment. Furthermore, we may not be able to obtain sufficient capital resources to fund our acquisitions at terms acceptable to us, or at all.

An impairment of goodwill on our financial statements could adversely affect our financial position and results of operations.

Our acquisitions have resulted in the recording of a significant amount of goodwill on our financial statements. Goodwill was recorded because the purchase price was in excess of the fair value of the net identifiable tangible and intangible assets acquired. We may not realize the full value of this goodwill. As such, we evaluate on at least an annual basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill as a charge against our earnings.

Since our growth strategy will likely involve the acquisition of other companies, we may record additional goodwill in the future. The possible write-off of this goodwill could negatively impact our future earnings. We will also be required to allocate a portion of the purchase price of any acquisition to the value of any intangible assets other than goodwill that meet the criteria specified in the Statement of Financial Accounting Standards No. 141, “Business Combinations,” such as marketing, customer or contract-based intangibles. The amount allocated to these intangible assets could be amortized over a fairly short period, which may negatively affect our earnings.

As of December 31, 2005, we had goodwill of $112.2 million, or 36% of our total assets and approximately 63% of stockholders’ equity.

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

•       The “Stark Law” prohibits physicians from making referrals to entities with which the physicians or their immediate family members have a “financial relationship” (i.e., an ownership, investment or compensation relationship) for the furnishing of certain Designated Health Services (DHS) that are reimbursable under Medicare. The Stark Law exempts certain business relationships which meet its exception requirements. However, unlike the Anti-Kickback Statute under which an activity may fall outside a safe harbor and still be lawful, a referral for DHS that does not fall within an exception is strictly prohibited by the Stark Law. A violation of the Stark Law is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.

•       The Health Insurance Portability and Accountability Act of 1996 (HIPAA) provides federal privacy protections for individually identifiable health information. Through the adoption of the Privacy Rule, HIPAA set national standards for the protection of health information for providers and others who transmit health information electronically. In addition to regulating privacy of individual health information, HIPAA includes several anti-fraud and abuse laws, extends criminal penalties to private health care benefit programs and, in addition to Medicare and Medicaid, to other federal health care programs, and expands the Office of Inspector General’s (OIG’s) authority to exclude persons and entities from participating in the Medicare and Medicaid programs.

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

Labor strikes or similar work stoppages within the companies that provide our local and national distribution services could have a negative impact on our results of operations.

We utilize several national delivery companies as an important part of the local and national distribution of our products and services, particularly in the delivery of certain specialty pharmaceutical products. A portion of the workforce utilized by these delivery companies are members of labor unions. A labor strike or similar work stoppage within any of the delivery companies that we utilize for distribution could have a negative impact on our results of operations.

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

We rely on royalty payments from our franchisees. For the fiscal years ended December 31, 2005, 2004 and 2003, we derived 1.4%, 1.9% and 2.3%, respectively, of our revenue from franchise royalties (excluding any acquisition settlement or termination gains). Our franchisees pay royalties on their gross receipts. Because there is no “cost of goods sold” associated with this revenue, franchise royalties and other fees represent a significant portion of our gross profit. For the fiscal years ended December 31, 2005, 2004 and 2003, royalties and other franchise fees represented 4.8%, 6.8% and 7.6%, respectively, of our gross profit. If our franchisees encounter business or operational difficulties, our revenue from royalties may be adversely affected. Such difficulties may also negatively impact our ability to sell new franchises. In addition, if we are unable to successfully attract new franchisees or if our existing franchise owners either do not enter into new franchise agreements with us when their current agreements expire or enter into new franchise agreements with royalty payment rates less favorable to us than current rates, our franchise revenue, gross profit and overall profitability will decline.

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

Our common stock is traded on the Nasdaq National Market. The stock price and the share trading volume for companies in the healthcare and health services industry is subject to significant volatility. Both company-specific and industry-wide developments, as well as changes to the overall condition of the US economy and stock market, may cause this volatility. The market price of our common stock could continue to fluctuate up or down substantially based on a variety of factors, including the following:

•       future announcements concerning us, our competitors, the pharmaceutical manufacturers and managed care companies with whom we have relationships or the health care market;

•       changes in operating results from quarter to quarter;

•       sales of stock by insiders;

•       changes in government regulations;

•       changes in estimates by analysts;

•       news reports relating to trends in our markets;

•       the seasonal nature of pharmaceuticals we offer, including Synagis®;

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

Increases in the market price of our common stock may result in dilution of our earnings per share related to the conversion feature of our 2.25% senior convertible notes. In accordance with Emerging Issues Task Force (EITF) Issue 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, our diluted shares must include the dilutive effect of our convertible notes for periods during which the average market price of our common stock exceeds its conversion price per the terms of the notes during a given period. The conversion price is currently set at $11.99 per share (subject to future adjustment, as needed). If the average market price of our common stock should exceed the conversion price per share in a given period, our diluted shares would increase, which could reduce our net income per diluted share for such period. For the fiscal year ending December 31, 2005, the average market price of our common stock exceeded the conversion price of $11.99 per share and the dilutive effects of the 2.25% senior convertible notes, which totaled approximately 600,000 shares, are included in our diluted earnings per share reported for that period.

We may not have the ability to raise the funds to purchase our outstanding convertible senior notes on the purchase dates or upon a fundamental change or to pay the cash payment due upon conversion.

On each of November 1, 2009, November 1, 2014 and November 1, 2019, holders of our convertible senior notes may require us to purchase, for cash, all or a portion of their 2.25% senior convertible notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, that date. If a fundamental change occurs, holders of the notes may require us to repurchase, for cash, all or a portion of their notes. In addition, upon conversion of the notes, we will be required to pay the principal, or, in certain circumstances, other amounts, in cash. We may not have sufficient funds for any required repurchase of the notes. In addition, the terms of any borrowing agreements that we may enter into from time to time may require early repayment of borrowings under circumstances similar to those constituting a fundamental change. These agreements may also make our repurchase of notes, or the cash payment due upon conversion of the notes, an event of default under the agreements. If we fail to repurchase the notes or pay the cash payment due upon conversion when required, we will be in default under the indenture for the notes.

Our leverage, primarily relating to our outstanding convertible senior notes, may harm our financial condition and results of operations.

Our total consolidated long-term debt as of December 31, 2005 was $86.3 million, which represents 32.7% of our total capitalization as of that date. In addition, the indenture for our convertible senior notes will not restrict our ability to incur additional indebtedness.

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

Our single largest stockholder owns approximately 23.0% of our common stock and may be able to exercise significant influence over the outcome of matters to be voted on by our stockholders.

As of March 1, 2006, Dr. John Kapoor had beneficial ownership both individually and through several partnerships and a trust of approximately 23.0% of the outstanding shares of our common stock. Dr. Kapoor is the Chairman of our Board of Directors. Accordingly, Dr. Kapoor, alone or together with members of our management team, may be able to exercise significant influence with respect to the election of directors, offers to acquire us and other matters submitted to a vote of our stockholders.

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

Item 1B.               UNRESOLVED STAFF COMMENTS

None.

Item 2.                        PROPERTIES

Our executive offices, located at 485 Half Day Road, Suite 300, Buffalo Grove, Illinois, 60089, consist of approximately 29,000 square feet of leased space, pursuant to a ten-year and three month lease that began in June 2002. Monthly base rent payments increase from approximately $35,000 per month for the first year of the lease to approximately $53,000 per month for the last year, plus applicable real estate taxes and maintenance costs. We have the option to accelerate the expiration date of this lease by three years upon payment of an acceleration fee.

In addition to our executive offices, we have over 70 facilities located in more than 60 cities throughout the United States, not including storage units. Our most significant building lease commitments, aside from our executive office lease described above, are for the following facilities:

Location (City, State)	Street Address	Lease Term	Approximate Square Footage	Total Remaining Commitment at December 31, 2005
				(in thousands)
• Everett, Washington	8130 Evergreen Way	10/01/2005 – 09/30/2013	15,000	$2,350
• Miramar, Florida	2804 Corporate Way	08/27/2002 – 10/31/2012	20,000	$2,209
• Carlsbad, California	1989 Palomar Oaks Way	12/01/2005 – 11/30/2012	14,000	$1,465
• Englewood, Colorado	345 Inverness Drive	09/12/2005 – 08/11/2012	11,000	$928

Our facilities, most of which contain pharmacies, warehouse space and administrative offices, are all leased, with remaining terms ranging from one month to approximately 8 years, and consist of approximately 540,000 square feet in total. The offices are in good condition, well maintained, and are adequate to fulfill our operational needs for the foreseeable future. We believe that if necessary, we could replace any of our leased facilities without significant additional cost or adverse affect on our business.

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

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Option Care is traded on the Nasdaq National Market under the symbol “OPTN”. The following table shows the high and low bid prices for our common stock for the periods indicated.

Calendar Quarter	High	Low
2005
Fourth Quarter	$14.97	$11.39
Third Quarter	$15.11	$12.71
Second Quarter	$14.72	$12.47
First Quarter	$14.13	$10.58
2004
Fourth Quarter	$12.56	$8.51
Third Quarter	$12.41	$8.87
Second Quarter	$10.55	$7.37
First Quarter	$9.26	$6.89

On March 1, 2006, the closing price of our common stock on the Nasdaq National Market was $14.02. As of March 1, 2006, there were 273 holders of record reported to us by our transfer agent, U.S. Stock Transfer Corporation.

All share and per share amounts in this Annual Report on Form 10-K for the fiscal years 2001, 2002, 2003 and 2004 have been adjusted to reflect the pro forma effects of the 3-for-2 stock split completed April 1, 2005 for stockholders of record on March 17, 2005. The share and per share amounts in this Annual Report on Form 10-K for the fiscal years 2001 and 2002 have also been adjusted to reflect the pro forma effects of the 5-for-4 stock split completed May 1, 2002 for stockholders of record as of April 10, 2002.

DIVIDEND POLICY

In May 2004, our Board of Directors authorized the adoption of a quarterly dividend policy. Each quarter, our Board of Directors will determine the dividend amount per share. During each of the quarters ended June 30, September 30 and December 31, 2004, and March 31, 2005, our Board declared a $0.0133 per share dividend. During each of the quarters ended June 30, September 30 and December 31, 2005, our Board declared a $0.02 per share dividend.

Item 6.                        SELECTED CONSOLIDATED FINANCIAL DATA

The table below provides you with certain of our summary historical financial data. We have prepared this information using our consolidated financial statements for the five years ended December 31, 2005, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The selected consolidated financial data reflects our acquisitions, all of which were accounted for using the purchase method of accounting. This summary should be read in conjunction with our Consolidated Financial Statements and Notes thereto, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statement of Income data (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003	2002	2001
Revenue	$506,364	$414,430	$355,440	$320,496	$217,133
Cost of revenue:
Cost of goods	304,407	251,613	205,916	183,329	116,057
Cost of service	54,396	43,802	41,438	37,550	28,599
Total cost of revenue	358,803	295,415	247,354	220,879	144,656
Gross profit	147,561	119,015	108,086	99,617	72,477
Operating expenses	111,125	87,767	93,030	76,077	54,907
Operating income	$36,436	$31,248	$15,056	$23,540	$17,570
Net income	$22,728	$18,931	$8,718	$14,079	$9,957
Net income per common share—diluted	$0.67	$0.58	$0.27	$0.44	$0.39
Pro forma net income and net income per common share—diluted, had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:
Pro forma net income	$22,728	$18,931	$8,718	$14,079	$10,635
Pro forma net income per common share—diluted	$0.67	$0.58	$0.27	$0.44	$0.41
Weighted average number of shares and equivalents outstanding—diluted	34,157	32,738	31,938	31,704	25,647
Dividends paid per common share	$0.07	$0.04	$—	$—	$—

Consolidated Balance Sheet data (in thousands):

	As of December 31,
	2005	2004	2003	2002	2001
Working capital	$132,694	$158,453	$56,777	$61,710	$56,357
Total assets	313,678	269,847	166,534	158,850	125,262
Current portion of long-term debt	48	19	424	261	265
Other current liabilities	39,701	28,392	30,193	27,194	21,077
Long-term debt, less current portion	86,306	86,306	82	7,314	353
Stockholders’ equity	177,281	146,563	129,020	118,601	100,766

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes in Item 8. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” and Item 1A.—Risk Factors for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

We provide specialty pharmacy services and home infusion and other healthcare services to patients at home or at other alternate sites such as infusion suites and physician’s offices. We contract with managed care organizations and other third party payors who reimburse us for the services we provide to their subscribers. Our services are provided by our two company-owned, high-volume distribution facilities, 53 company-owned and managed locations and 65 franchised locations.

The year 2005 was marked by strong increases in revenue and net income, continued execution of our acquisition growth strategy, as well as a number of strategic initiatives designed to pave the way for continued growth in the year 2006 and beyond. We have developed and refined an ongoing, comprehensive growth strategy that integrates organic growth through enhanced sales and marketing activities, acquisitions of existing pharmacy businesses, start-up businesses in new and existing markets, and joint ventures with established hospital systems.

Revenue grew by 22.2% in 2005 to $506.4 million from $414.4 million in 2004. This growth was primarily due to business acquisitions and organic growth in our company-owned facilities, including increased sales volume for specialty drugs such as Synagis® and Xolair®. Continuing sales efforts produced a same store growth rate of 14.5% for infusion and related healthcare services. Specialty pharmacy services revenue increased 11.6% on a same-store basis primarily due to increased sales of Xolair®, Synagis® and other specialty drugs distributed by our two company-owned, high-volume distribution facilities and 53 company-owned and managed locations. While our specialty gross profit margin was negatively impacted by significantly higher costs for IVIG, our gains in specialty revenue were able to largely offset the impact. Our revenue growth resulted in net income of $22.7 million for the year 2005, an increase of 20.1% over the prior year.

During 2005, we used $54.6 million in cash and $1.5 million in stock to complete ten acquisitions, of which five were Option Care franchises and five were independent. Acquisitions completed in 2005 accounted for approximately half of our revenue growth in infusion and related healthcare services and approximately 30% of our growth in specialty pharmacy services. During 2004, we used $4.1 million in cash to complete five small acquisitions. Our acquisitions were accretive to earnings and will solidify our positions in existing markets and establish our position in new markets.

During 2005, we entered into two joint ventures with hospitals, one in Portland, Oregon and the other in Columbus, Ohio. The Portland joint venture has provided us a presence in this new market and the Columbus joint venture, which represented a merger of our existing business with that of the hospital, solidified our existing position in that market. We contributed a combined $2.6 million in cash and $1.9 million in net operating assets for our 50% interests in these joint ventures. We have applied the equity method of accounting for these joint ventures.

We sold the assets and ongoing operations of our subsidiary, MBI, during the quarter ended December 31, 2005. MBI developed, marketed and sold pharmacy management software designed specifically for the home infusion industry. We have retained and re-deployed certain of MBI’s former employees and have retained the right to continue to use and develop our customized version of MBI software products as needed. MBI generated revenue from external customers of $1.2 million, $1.3 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, and posted pre-tax losses of approximately $100,000, $600,000 and $1.4 million, respectively, for those years. We recognized a $200,000 gain from the sale of MBI’s assets which was largely offset by costs incurred as part of a 90-day transition period following the sale.

The majority of our revenue is generated from managed care contracts and other agreements with commercial third party payors. We have one managed care contract, with Blue Cross and Blue Shield of Florida, Inc. (BC/BS of Florida), that represents a significant percentage of our revenue. In the years 2005, 2004 and 2003, respectively, 13%, 15% and 17% of our revenue was related to this contract. As of December 31, 2005 and 2004, 9% and 7% of Option Care’s accounts receivable was due from BC/BS of Florida. Our contract with BC/BS of Florida is terminable by either party at any time upon 90 days’ notice and, unless terminated, renews automatically each September for an additional one-year term. This contract renewed in September 2005 with no material changes.

We also generate revenue from governmental healthcare programs such as Medicare and Medicaid. For the years 2005, 2004 and 2003, respectively, 17%, 18% and 18% of our revenue came from these governmental healthcare programs. As of December 31, 2005 and 2004, respectively, 22% and 18% of total accounts receivable were due from these programs.

On February 18, 2005, our Board of Directors authorized a 3-for-2 stock split effective March 31, 2005 for stockholders of record as of March 17, 2005.

RESULTS OF OPERATIONS

The following table shows certain statement of income items expressed in amounts and percentage of revenue for the years ended December 31, 2005, 2004 and 2003 (amounts in thousands).

	Years ended December 31,
	2005		2004		2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Specialty pharmacy	$290,884	57.5%	$249,697	60.2%	$208,557	58.7%
Infusion and related healthcare services	198,679	39.2%	153,302	37.0%	136,192	38.3%
Other	16,801	3.3%	11,431	2.8%	10,691	3.0%
Total revenue	506,364	100.0%	414,430	100.0%	355,440	100.0%
Cost of revenue:
Cost of goods	304,407	60.1%	251,613	60.7%	205,916	57.9%
Cost of service	54,396	10.8%	43,802	10.6%	41,438	11.7%
Total cost of revenue	358,803	70.9%	295,415	71.3%	247,354	69.6%
Gross profit	147,561	29.1%	119,015	28.7%	108,086	30.4%
Operating expenses:
Selling, general and administrative	97,725	19.3%	78,342	18.9%	75,601	21.3%
Depreciation and amortization	3,697	0.7%	2,810	0.7%	3,155	0.9%
Provision for doubtful accounts	9,703	1.9%	6,615	1.6%	14,274	4.0%
Total operating expenses	111,125	21.9%	87,767	21.2%	93,030	26.2%
Operating income	36,436	7.2%	31,248	7.5%	15,056	4.2%
Other expenses, net:
Interest income (expense), net	397	0.1%	71	—%	(261)	—%
Other expense, net	(248)	(0.1)%	(307)	—%	(350)	(0.1)%
Total other income (expense), net	149	—%	(236)	—%	(611)	(0.1)%
Income before income taxes	36,585	7.2%	31,012	7.5%	14,445	4.1%
Provision for income taxes	13,857	2.7%	12,081	2.9%	5,727	1.6%
Net income	$22,728	4.5%	$18,931	4.6%	$8,718	2.5%

Revenue:

Our revenue for 2005 was $506.4 million, an increase of $92.0 million, or 22.2%, over our 2004 revenue of $414.4 million. Infusion and related healthcare services revenue increased by $45.4 million, or 29.6%, over 2004 as a result of execution of our acquisitions growth strategy and organic growth that resulted from our continuing sales and marketing efforts. Specialty pharmacy services revenue increased by $41.2 million, or 16.5% over the prior year. This increase was primarily related to higher sales of Synagis®, Xolair® and a variety of other specialty drugs through our two company-owned, high-volume distribution facilities and 53 company-owned and managed pharmacy locations.

Our revenue for 2004 was $414.4 million, an increase of $59.0 million, or 16.6%, over our 2003 revenue of $355.4 million. Infusion and related healthcare services revenue increased by $17.1 million, or 12.6%, over 2003 as a result of continuing sales and marketing efforts, with the largest gains relating to anti-infective therapies. Specialty pharmacy services revenue increased by $41.1 million, or 19.7% over the prior year. This increase was primarily related to higher sales of Synagis®, human growth hormone,

Xolair®, and a variety of other specialty drugs through our two company-owned, high-volume distribution facilities and our network of company-owned pharmacy locations, as well as the effect of acquisitions.

While we are able to separately identify our costs between goods and services, we cannot separate our revenue accordingly. For our typical infusion therapy patient, we provide both pharmaceutical products and nursing and other services. Often, a portion of our revenue consists of a “per diem” payment that represents a combined reimbursement for certain goods and services. Therefore, discrete revenue from services versus the sale of goods is not available.

Specialty pharmacy revenue:

Specialty pharmacy revenue consists of our distribution of specialty pharmaceutical products to patients’ homes or other non-hospital settings such as physician’s offices on behalf of manufacturers, managed care companies or, to a lesser extent, government healthcare programs. Our specialty pharmacy revenue is derived from sales by our two company-owned, high-volume distribution facilities and our 53 company-owned pharmacies. Specialty pharmacy revenue also includes fees received from biotech drug manufacturers for providing clinical compliance and patient outcomes data for specific products.

In 2005, our specialty pharmacy revenue was $290.9 million, an increase of $41.2 million, or 16.5%, over the prior year. A significant percentage of this increase was attributable to the continued growth in sales volume of Synagis®, a seasonal drug for the prevention of respiratory synctial virus (RSV) in premature infants, and Xolair®, a specialty drug for the treatment of moderate to severe allergic asthma. Our Synagis® revenue reached $36.8 million in 2005, representing growth of 30.3% over the prior year. We partnered with Genentech and Novartis Pharmaceuticals Corporation to participate in the launch of Xolair® in 2003 and experienced increases in our Xolair® revenue throughout 2004 and 2005. In addition to the increased sales of Synagis® and Xolair®, we generated double-digit increases in several other specialty therapies due principally to our ongoing sales and marketing efforts, the effect of our acquisitions and continuing increases in the size of the overall market for specialty pharmacy services.

During portions of October and November 2005, our high-volume specialty distribution center located in Miramar, Florida experienced a significant business interruption due to Hurricane Wilma. We filed a business interruption insurance claim for lost revenue and gross profit for the period immediately following the hurricane. Operations at this facility returned to normal by December 2005. During the first quarter of 2006, we received an insurance settlement, net of applicable deductible, of approximately $400,000 related to this claim. In accordance with EITF Issue 01-13, Income Statement Display of Business Interruption Insurance Recoveries, we have recorded the $400,000 settlement in Specialty Pharmacy Revenue in our Consolidated Statement of Income for the year ended December 31, 2005.

In 2004, our specialty pharmacy revenue was $249.7 million, an increase of $41.1 million, or 19.7%, over the prior year. A significant percentage of this increase was attributable to sales volume of Xolair® as well as double-digit increases in sales of human growth hormone therapies and a variety of other specialty therapies throughout our network of company-owned pharmacies. During 2004, we also produced a 12.5% increase in revenue from our high-volume distribution pharmacy in Florida and generated an 11.8% increase in sales of Synagis®. Our Synagis® revenue was $28.2 million in 2004.

Infusion and related healthcare services revenue:

The following table sets forth our infusion and related healthcare services revenue by service type (amounts in thousands):

	Years Ended December 31,
	2005		2004		2003
	Amounts	% of Total Revenue	Amounts	% of Total Revenue	Amounts	% of Total Revenue
Infusion and related healthcare services:
Infusion therapies	$170,289	33.6%	$131,037	31.6%	$115,234	32.4%
Other related healthcare services	28,390	5.6%	22,265	5.4%	20,958	5.9%
Total	$198,679	39.2%	$153,302	37.0%	$136,192	38.3%

Infusion and related healthcare services includes the provision of home infusion therapies, respiratory therapy and durable medical equipment sales and rentals (RT/DME) and home healthcare services provided by our company-owned pharmacies.

In 2005, infusion and related healthcare services revenue was $198.7 million, an increase of $45.4 million, or 29.6%, over the prior year. Infusion therapy increased by $39.3 million, or 30.0%, while other related healthcare services increased by $6.1 million, or 27.5%. These increases were driven by both acquisitions and organic growth, and were across a wide variety of therapies. Acquisitions during 2005 accounted for approximately half of our increase in infusion and related healthcare services revenue. Same store sales grew at a rate of 14.5% in 2005 as a result of our focused sales efforts and continued emphasis on quality of care.

In 2004, infusion and related healthcare services revenue was $153.3 million, an increase of $17.1 million, or 12.6%, over the prior year. Infusion therapy increased by $15.8 million, or 13.7%, while other related healthcare services increased by $1.3 million, or 6.2%. We focused in 2004 on expanding our provision of infusion therapy through focused sales efforts and continued quality of service. As a result of these efforts, we generated higher revenue from most of our company-owned pharmacies. Our growth was across multiple therapies, including anti-infective, nutritional and chemotherapy. On a same-store basis, our infusion therapy revenue grew by 13.1% in 2004 over the prior year. Acquisitions and start-ups accounted for a 0.6% increase in infusion therapy revenue. Our overall same-store growth rate for the infusion and related services line was 11.9%.

Other revenue:

Other revenue primarily consists of franchise-related revenue and software revenue. Franchise-related revenue consists of royalties and other fees generated from our franchise network, gains recognized in connection with the settlement of pre-existing franchise relationships with franchisees we acquire, fees from the termination of a franchise from the network prior to the scheduled expiration of its underlying franchise agreement, and vendor rebates earned from our franchises’ purchases under Option Care’s contracts with manufacturers and vendors. Software revenue consists of software license fees, support and training fees generated by our subsidiary, MBI.

For 2005, we recorded other revenue of $16.8 million representing an increase of $5.4 million, or 47.0%, over the prior year. Of the 2005 revenue, $13.7 million consisted of franchise royalties and related fees, of which $7.1 million were royalties, $4.6 million were gains recognized in connection with settlement of our pre-existing relationships with franchises we acquired and $2.0 million was franchise early termination fees. In addition, we recorded $1.0 million in software licensing and support revenue prior to our sale of MBI late in 2005 and a combined $1.9 million in collection fees for services provided to the sellers of businesses we acquired during the year and for vendor rebates and other miscellaneous revenue. In the prior year, royalties and related fees totaled $9.3 million, of which $8.1 million was royalties and $1.2 million was from franchise early termination fees. The $1.0 million decline in royalties in 2005 was attributable to franchise acquisitions and terminations in 2004 and 2005 while the $5.4 million increase in other franchise-related revenue was primarily related to settlement of pre-existing franchise relationships with four of our franchisees acquired during 2005 as well as a $2.0 million early termination fee for one franchise that was terminated from the network. Software-related revenue decreased by $300,000 in 2005 due to our disposal of MBI during the fourth quarter of 2005. This $300,000 decrease in software-related revenue was partly offset by a $200,000 gain on our sale of MBI’s assets.

For 2004, we recorded other revenue of $11.4 million representing an increase of $700,000, or 6.9%, over the prior year. Of the 2004 revenue, $9.3 million consisted of franchise royalties and related fees, of which $8.1 million was royalties and $1.2 million was franchise early termination fees. In 2003, royalty revenue was $8.3 million. The $200,000 decline in the 2004 revenue was attributable to franchise terminations in 2003 and 2004. Compared to 2003, software-related revenue increased by $300,000 in 2004 due to increased sales of MBI’s iEmphsys™ pharmacy management software.

Cost of revenue:

Our cost of revenue consists of the cost of goods sold and services provided to our patients. Cost of goods primarily consists of the cost of infusion and specialty pharmaceutical products, durable medical equipment and ancillary medical supplies provided to our patients. Cost of service includes the salaries, wages and other costs related to our provision of nursing and pharmacy services, as well as our cost to deliver pharmaceutical products and durable medical equipment to our patients.

Cost of goods:

For 2005, our cost of goods was $304.4 million, representing an increase of $52.8 million, or 21.0%, over the prior year’s $251.6 million cost of goods. This increase was primarily related to our $91.9 million increase in revenue due to acquisitions and same store sales growth. As a percentage of revenue, cost of goods decreased from 60.7% for 2004 to 60.1% for 2005. There were three main factors contributing to this overall change to our cost of goods as a percentage of revenue. The primary factor contributing to the reduction in cost of goods as a percentage of revenue was the higher mix of infusion therapy revenue in 2005 as a result of our acquisitions completed during the year. Another significant factor was our $5.4 million increase in other revenue, the majority of which had no associated cost of goods. These two factors were partially offset by an increase in the cost of specialty pharmacy products due to a shift in product mix toward certain higher cost products, as well an increase in the purchase cost for IVIG specialty pharmaceutical products in 2005 due to supply shortages.

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

We receive rebates and vendor administration fees from various drug and medical supply manufacturers and vendors based on the volume of purchases by our company-owned pharmacies and our franchised pharmacies and subject to the terms of our underlying agreements with these suppliers. Rebates earned from purchases by our company-owned pharmacies are recorded as reductions to cost of goods sold. In 2005, vendor rebates reduced our cost of goods by $2.9 million compared to $3.5 million in 2004.

In addition to rebates, we also receive prompt payment discounts from a number of our drug and medical supply vendors. In 2005, we recorded approximately $1.1 million in prompt payment discounts compared to $1.0 million in the prior year.

Cost of service:

Our cost of service for 2005 was $54.4 million, an increase of $10.6 million, or 24.2%, over the prior year. As a percentage of revenue, cost of service increased slightly from 10.6% in 2004 to 10.8% in 2005. This increase was due to our significant current year increase in infusion therapy services, which have a larger service component than specialty pharmacy services, as well as our acquisition of a home health agency during the fourth quarter of 2005. These factors were partly offset by a $5.4 million increase in other revenue from gains associated with the settlement of pre-existing franchise relationships with franchisees we acquired in 2005 and a gain from the early termination of one franchise, which had no associated cost of service.

Our cost of service for 2004 was $43.8 million, an increase of $2.4 million, or 5.7%, over the prior year. As a percentage of revenue, cost of service declined from 11.7% in 2003 to 10.6% in 2004. This decline was due to the increase in specialty pharmacy services, which have a smaller service component than infusion and related healthcare services, and due to our overall increase in revenue which produced certain efficiencies of scale.

Gross profit:

The following table sets forth the gross profit margin (defined as gross profit divided by total revenue, expressed as a percentage) for each of our service lines for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
Gross profit margin:
Specialty pharmacy	15.5%	16.6%	19.4%
Infusion and related healthcare services	43.3%	43.4%	42.3%
Other	97.9%	95.0%	94.2%
Overall gross profit margin	29.1%	28.7%	30.4%

In 2005, our gross profit was $147.6 million, or 29.1% of revenue, compared to $119.0 million, or 28.7% of revenue, in the prior year. The overall increase in our gross profit margin was primarily due to an increase in the relative mix of infusion and related healthcare revenues, which has a lower cost of goods component than the specialty pharmacy services, and an increase in other revenue. Overall, our infusion and related healthcare services gross profit margin was remained steady at 43.3% in 2005 compared to 43.4% in 2004. Our specialty pharmacy gross profit margin declined from 16.6% in 2004 to 15.5% in 2005. This decrease in gross profit margin percentage was due to our continued growth in revenue from higher cost drugs such as Xolair® and Synagis®, as well as a significant increase in the cost of immune globulin (IVIG) products in 2005.

In 2004, our gross profit was $119.0 million, or 28.7% of revenue, compared to $108.1 million, or 30.4% of revenue, in the prior year. The overall decline in our gross profit margin was related to a shift in business mix, as our growth in specialty pharmacy revenue outpaced our growth in infusion and related healthcare services. The decline in specialty pharmacy gross profit margin from 19.4% in 2003 to 16.6% in 2004 was due to our growth in revenue from higher-cost drugs, such as Xolair® and human growth hormone therapies. Our infusion and related healthcare services gross profit margin increased slightly from 42.3% in 2003 to 43.4% in 2004. Continuing cost containment efforts for our infusion drugs were a contributing factor to this increase.

Selling, general and administrative expenses:

For 2005, our selling, general and administrative expenses totaled $97.7 million, an increase of $19.4 million, or 24.7%, over the prior year. This increase was primarily due to an increased mix of infusion services, which have greater infrastructure needs and produce higher SG&A costs, and an increase in corporate investments to support various strategic initiatives. Of the $19.4 million increase, $13.8 million was in wages and related expenses, which increased by approximately 25.9% over the prior year. The increase in wages was due in part to new hires made in connection with acquisitions completed during 2005 as well as continued growth within our existing locations as the total number of employees at company-owned locations increased by 31.0% from 2004. In addition, staffing levels at our corporate office increased by 22% in 2005 as we continued to expand our infrastructure to accommodate current and future growth in our business. Fees for outside professional services increased $2.4 million over the prior year, of which $2.0 million was attributable to various projects designed to improve operations and produce efficiencies that will benefit future periods, while $400,000 was directly related to acquisitions we completed during 2005. Building rent and related costs increased by $900,000 over the prior year, as we increased the total square footage of our facility space by approximately 35%, primarily due to building leases assumed in connection with acquisitions completed during 2005.

For 2004, our selling, general and administrative expenses totaled $78.3 million, an increase of $2.7 million, or 3.6%, over the prior year. Of this $2.7 million increase, $1.3 million was in wages and related expenses, which increased by approximately 2.5% over the prior year. Wages increased due to new hires and salary cost of living adjustments, though this increase was partially offset by a decrease in employee benefits costs due to redesign of our employee health insurance plans and lower claims experience in the current year. Building rent and related costs increased by $700,000 over the prior year, as we increased the total square feet of our facility space by 21% to accommodate business growth. Our marketing and promotional expenses increased by $300,000 in 2004 compared to 2003 as a result of our increased focus on sales and marketing efforts in 2004.

Depreciation and amortization:

For 2005, our depreciation and amortization expense of assets not directly utilized in the delivery of goods and services was $3.7 million, an increase by $900,000, or 31.6% over the prior year. This increase was primarily due to assets added in connection with acquisitions completed during 2005.

For 2004, our depreciation and amortization expense of assets not directly utilized in the delivery of goods and services was $2.8 million, a decrease of $300,000, or 10.9%, over 2003. The decrease was primarily due to the write-down of certain software development costs during 2003 related to an internally-developed purchasing software system that was subsequently replaced with a lower-cost system.

Provision for doubtful accounts:

In 2005, our provision for doubtful accounts was $9.7 million, or 1.9% of revenue. This represents an increase of $3.1 million from the $6.6 million provision for doubtful accounts in 2004, due primarily to our increase in total revenues. In general, we record a higher provision for doubtful accounts for revenue generated from our locally delivered services than from our central distribution facilities. This difference in provision rates reflects the difference in collection risk involved in these services as the services from our central distribution facilities are billed under pharmacy benefits whereas the services from our local pharmacies are typically billed under major medical benefits and typically require higher patient co-payments and deductibles. The increase in our provision for doubtful accounts as a percentage of revenue from 1.6% in 2004 to 1.9% in 2005 was due primarily to the net addition of eleven local pharmacy locations, thereby increasing the relative mix of revenues with higher associated collection risk.

In 2004, our provision for doubtful accounts was $6.6 million, or 1.6% of revenue. This represents a significant decline from the $14.3 million provision for doubtful account in 2003, which included a special provision of $6.8 million related to our Texas offices. The decline in provision for doubtful accounts in 2004 versus 2003 was due to performance improvement in our Texas offices and a proportionally greater increase in revenue billed under pharmacy benefits which have a lower collection risk.

Interest    income (expense), net:

In 2005, we recorded approximately $400,000 in net interest income compared to net interest income of $100,000 in the prior year. In November 2004, we completed an $86.3 million offering of 2.25% convertible senior notes, due 2024. We recorded $1.9 million in interest expense on the notes during 2005. Our short-term investments and cash reserves generated interest income of $2.3 million in 2005 due to an overall increase in market interest rates during the year.

In 2004, we recorded approximately $100,000 in net interest income compared to net interest expense of $300,000 in the prior year. Positive operating cash flow and minimal debt throughout most of the year allowed us to generate more interest income than interest expense in 2004. We recorded $300,000 in interest expense on the 2.25% convertible senior notes during November and December 2004. However, the cash generated from the convertible notes offering earned interest from short-term investments to offset this expense.

Income tax provision:

For the year 2005, our provision for income taxes was $13.9 million on pre-tax income of $36.6 million, compared to provision for income taxes of $12.1 million on $31.0 million of pre-tax income in 2004. This equates to a 37.9% provision rate in 2005 compared to 39.0% for the prior year. The decrease in our provision rate was primarily due to an increase in tax-exempt interest income from our investments during 2005. We anticipate that our effective income tax rate for 2006 will decrease slightly as compared to 2005 due to the implementation of tax restructuring initiatives.

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

Net income and net income per share:

Our net income for the year 2005 was $22.7 million compared to $18.9 million in the prior year, an increase of $3.8 million, or 20.0%. The increase was principally due to our revenue growth during the year, which was the result of our focused sales and marketing efforts, the ten acquisitions we completed during 2005 and gains associated with settlement of pre-existing franchise relationships with four of the businesses we acquired, as well as franchise early termination fees. Our diluted earnings per share was $0.67 in 2005 compared to $0.58 in 2004, an increase of 15.5%. Total diluted shares increased from 32.7 million in 2004 to 34.2 million in 2005 primarily due to new shares issued under our stock incentive plan and employee stock purchase plan, as well as the 600,000 share dilutive effect of our 2.25% convertible senior notes. Our notes are considered dilutive if the average market price of our stock exceeds the conversion price, which was set at $11.99 per share as of December 31, 2005.

We completed a 3-for-2 split of our common stock effective March 31, 2005 for stockholders of record on March 17, 2005. All share and per share amounts in this Form 10-K have been adjusted to reflect the pro forma effects of this split.

Our net income for the year 2004 was $18.9 million compared to $8.7 million in the prior year, an increase of $10.2 million, or 117.1%. The increase was due to our continued revenue growth during the year, resulting from our focused sales and marketing efforts, along with cost containment efforts and operational improvements related to collection of accounts receivable. As a result of focused sales efforts, our revenue grew by 16.6% and our gross profit increased by 10.1% over 2003. We resolved the operational issues that led to our bad debt charge of $6.8 million and restructuring charge of $1.0 million recorded in 2003. In 2004, our diluted earnings per share was $0.58 compared to $0.27 in 2003, an increase of 114.8%. Total diluted shares increased slightly from 31.9 million in 2003 to 32.7 million in 2004 primarily due to new shares issued under our stock incentive plan and employee stock purchase plan as well as an increased dilutive effect of options outstanding, partially offset by our purchases of treasury stock.

Accounts receivable:

The following table sets forth our accounts receivable and days sales outstanding as of December 31 for each year presented (dollar amounts in thousands):

	2005	2004	2003
Trade accounts receivable	$101,294	$76,809	$70,692
Less allowance for doubtful accounts	(5,997)	(6,879)	(8,502)
Trade accounts receivable, net of allowance for doubtful accounts	$95,297	$69,930	$62,190
Allowance for doubtful accounts, as percentage of trade accounts receivable	5.9%	9.0%	12.0%
Days sales outstanding(1)	60	55	61

(1)          Days sales outstanding (DSO) is based on trade accounts receivable, net of allowance for doubtful accounts, and is calculated using the exhaustion method, whereby the net accounts receivable balance is exhausted against each preceding month’s or partial month’s net revenue. The DSO calculation excludes revenue not related to patient care, such as franchise royalties and other fees and software license and support revenue, and trade accounts receivable purchased in business acquistions.

The following tables set forth the percentage breakdown of our trade accounts receivable by aging category and by major payor type as of December 31 for each year presented:

	2005	2004	2003
Accounts receivable by aging category:
Aged 0-90 days	78%	72%	72%
Aged 91-180 days	12%	13%	13%
Aged 181-365 days	7%	9%	11%
Aged over 365 days	3%	6%	4%
Total	100%	100%	100%

	2005	2004	2003
Accounts receivable by major payor type:
Managed care and other payors	78%	82%	80%
Medicare and Medicaid	22%	18%	20%
Total	100%	100%	100%

As of December 31, 2005, our trade accounts receivable, net of allowance for doubtful accounts, was $95.3 million compared to $69.9 million as of December 31, 2004. This 36.3% increase in accounts receivable was related to our revenue growth and increase in days sales outstanding during 2005. Our revenue for the quarter ended December 31, 2005 was $144.2 million, which was 28.0% higher than our revenue of $112.7 million recorded in the corresponding prior year quarter. During 2005, we recorded provisions for doubtful accounts totaling $9.7 million and wrote off accounts totaling $10.6 million. Approximately $300,000 of the current year bad debt write-offs includes various accounts we reserved in 2003 when we recorded a bad debt charge of $6.8 million related to our Texas locations.

Our days sales outstanding (DSO) is calculated using the exhaustion method for our accounts receivable, net of allowance for doubtful accounts. Our DSO increased from 55 days as of December 31, 2004 to 60 days as of December 31, 2005. This increase was due in part to a higher mix of infusion and local pharmacy business, which tends to have a slightly longer collection cycle, as well as non-recurrent interruptions in our billing processes at both of our company-owned, high-volume specialty pharmacy distribution centers during the fourth quarter of 2005.

As of December 31, 2005 and 2004, respectively, 22% and 18% of our accounts receivable was related to government healthcare programs such as Medicare and Medicaid. The remaining 78% and 82% of our accounts receivable as of December 31, 2005 and 2004, respectively, was due from managed care organizations and other third party payors. Our most significant managed care contract, with Blue Cross and Blue Shield of Florida, accounted for approximately 9% and 7% of our accounts receivable as of December 31, 2005 and 2004, respectively. This contract produced 13% and 15% of our revenue for the years 2005 and 2004, respectively. Our accounts receivable under this contract are proportionately low relative to revenue due to quick payment terms in the contract and the fact that a high percentage of our revenue under this contract is for specialty pharmacy services.

The aging composition of our accounts receivable at December 31, 2005 was improved as compared to the composition a year earlier. As of December 31, 2005, 78% of our accounts receivable was aged 90 days or less as compared to 72% of our accounts receivable as of December 31, 2004 and 2003. This shift in accounts receivable aging was due in part to the increase in the sales of the Synagis® specialty drug during the fourth quarter of 2005, which increased by 68% over the prior year quarter, and also due to the effect of acquisitions we completed in the third and fourth quarters of 2005.

As of December 31, 2004, our trade accounts receivable, net of bad debt reserves, was $69.9 million compared to $62.2 million as of December 31, 2003. This 12.4% increase in accounts receivable was related to our revenue growth during 2004. Our revenue for the quarter ended December 31, 2004 was $112.7 million, which was 17.7% higher than our revenue of $95.7 million recorded in the corresponding prior year quarter. During 2004, we recorded provisions for doubtful accounts totaling $6.6 million and wrote off accounts totaling $8.2 million. The 2004 bad debt write-offs include various accounts we reserved in 2003 when we recorded a bad debt charge of $6.8 million in response to operational problems in our Texas locations. Actual collections in 2004 for our Texas offices approximated the estimates we made in 2003 when we recorded the $6.8 million special provision for doubtful accounts.

An insignificant percentage of our accounts are due from individual patients. Co-payments tend to be small and insignificant in our business, and we typically collect any co-payments before or upon delivery of products and services to the patient in order to minimize collection risk.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS.

The following table summarizes our contractual obligations and other commitments as of December 31, 2005. See Notes 4, 10 and 14 to the Consolidated Financial Statements for more detail.

	Payments by Period
	Total	2006	2007	2008	2009	2010	2011+
	(in thousands)
2.25% convertible senior notes, due 2024(1)	$86,250	$—	$—	$—	$—	$—	$86,250
Interest on 2.25% convertible senior notes, due 2024(1)	36,555	1,941	1,941	1,941	1,941	1,941	26,850
Operating lease obligations	29,843	7,195	6,302	5,222	3,846	2,950	4,328
Pharmaceutical purchase obligations	18,723	6,534	6,245	5,944	—	—	—
Business acquisitions obligations(2)	932	524	355	53	—	—	—
Capital leases and other long-term debt	117	51	33	17	16	—	—
Total contractual cash obligations	$172,420	$16,245	$14,876	$13,177	$5,803	$4,891	$117,428

(1)          These notes may be redeemed by us, in whole or in part, at any time on or after November 1, 2009, and the holders may require us to purchase all or a portion of the notes on November 1, 2009, 2014 and/or 2019. Subject to certain conditions, the notes may become convertible into cash and shares of stock. The repayment schedule shown above assumes no early redemption or conversion of the notes before their due date, November 1, 2024.

(2)          Represents minimum remaining obligations for purchase price adjustments, employment contracts and management agreements in connection with acquisitions made during 2004 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

At various times, we have financed our operations and acquisitions from operating cash flows, common stock and debt offerings and credit facility borrowings. During 2005, we financed our operations through our positive operating cash flows and financed our acquisitions and joint ventures primarily by using $57.2 million of the net proceeds of our $86.3 million offering of convertible senior notes completed in November 2004. The notes, which are due 2024, carry a 2.25% annual interest rate, with interest paid semi-annually on May 1 and November 1 of each year. The purpose of the offering was to finance our growth initiatives, particularly acquisitions and stock repurchases. The notes are convertible into cash and, if applicable, shares of our common stock based on our common stock market price and other conditions. The notes cannot be redeemed by us before November 1, 2009. On each of November 1, 2009, November 1, 2014 and November 1, 2019, the holders can require us to purchase all or a portion of the notes for their principal amount plus accrued interest. At any time on or after November 1, 2009, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes we redeem, plus any accrued and unpaid interest. We incurred deferred financing costs of

$3.2 million related to this offering, consisting of underwriting, legal and other related costs. These costs are being amortized over a five-year period.

Our total working capital decreased by $25.8 million during 2005, from $158.5 million at December 31, 2004 to $132.7 million at December 31, 2005. The primary cause of this decrease was the $54.6 million in cash paid for acquisitions during 2005, the majority of which was allocated to long-term assets, as well as $2.6 million in cash paid to establish our 50% interest in two joint ventures with hospitals. The decrease was partly offset by our revenue growth during 2005 which produced a $25.4 million increase in accounts receivable at December 31, 2005 compared to December 31, 2004.

We had one outstanding letter of credit at December 31, 2005 in the amount of $1 million related to our general and professional liability insurance coverage policy for the twelve-month period ended June 1, 2004. We maintain a compensating cash balance of $1.0 million to cover this letter of credit. We expect to be released from our obligation to maintain this letter of credit during 2006.

As of December 31, 2005, we had cash and short-term investments totaling $48.9 million. We have been cash flow positive from operations for each of the last four years and anticipate remaining cash flow positive from continuing operations in 2006. Our only material debt as of December 31, 2005 was our $86.3 million of 2.25% convertible senior notes, due 2024. We intend to fund our future capital needs through operating cash flows and existing cash reserves. In the event that additional capital is required beyond our operating cash flow and the proceeds of the notes, we may not be able to obtain such capital from other sources on terms acceptable to us, if at all.

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

CASH FLOWS

Our cash balance decreased from $19.8 million at December 31, 2004 to $7.8 million at December 31, 2005, primarily due to payments for business acquisitions and partly offset by net sales of short-term investments and positive cash flows from operations. Operating cash flows remained positive at $14.8 million for the year, offset in part by the initial operating cash requirements of acquisitions made during the latter part of 2005, particularly those for which we did not acquire rights to their pre-acquisition accounts receivable. We used $31.0 million in investing activities in 2005, of which $57.2 million was spent on business acquisitions and investments in joint ventures, partly offset by our net sale of $34.3 million of short-term investments, such as commercial paper. In 2005, we generated $6.8 million from the issuance of common stock primarily received through our employee stock purchase plan and the exercise of vested stock options, and paid $2.4 million in dividends under our dividend policy established by the Board of Directors in May 2004.

Cash provided by operations:

For 2005, we generated $14.8 million in positive cash flow from operations. The primary source of our positive operating cash flow in 2005 was our net income of $22.7 million, partly offset by an increase in our trade accounts receivable, as evidenced by a five-day increase in our days sales outstanding (DSO) increased from 55 days as of December 31, 2004 to 60 days as of December 31, 2005. This DSO increase was due in part to a higher mix of infusion and local pharmacy business, which tends to have a slightly longer collection cycle, as well as non-recurrent interruptions in our billing processes at our company-owned, high-volume specialty pharmacy distribution centers during the fourth quarter of 2005. In addition, for five of our ten acquisitions in 2005, we did not purchase accounts receivable and therefore had to finance their initial operating cash requirements, resulting in negative initial operating cash flows for those businesses.

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

Cash used in investing activities:

In 2005, we used $31.0 million in cash in investing activities. We used $57.2 million to complete ten business acquisitions and invest in two joint ventures with hospitals, and used $9.9 million for the purchase of equipment and other fixed assets, of which $3.2 million was for revenue-generating medical equipment and the remainder was for infrastructure items. Offsetting these expenditures was $1.6 million received from the sale of our MBI business and $34.3 million generated from the net sale of short-term investments. These short-terms investments primarily consist of commercial paper and other highly-liquid instruments having maturities of three months or more at the time of purchase. Most of our short-term investments have periodic interest rate adjustments, generally every 28 or 35 days, based on changing market conditions.

In 2004, we used $84.9 million in cash in investing activities. We used $75.4 million of the net proceeds generated from the 2.25% convertible senior notes to purchase short-term investments. In addition, we used $5.3 million for the purchase of equipment and other fixed assets, of which $2.3 million was for revenue-generating medical equipment and the remainder was for infrastructure items. We also used $4.1 million for business acquisitions and $100,000 to acquire other long-term assets. We completed five small acquisitions during 2004, all of which helped us consolidate our market position in existing markets that we serve.

We used $19.0 million in cash in investing activities in 2003. The primary use of cash was for acquisition payments. We used $14.6 million in cash during the year, of which $14.3 million was related to additional consideration for prior year acquisitions and $300,000 was for a small acquisition completed in March 2003. In addition, we spent $4.7 million for the purchase of equipment and other long-term assets.

Cash used in financing activities:

In 2005, we generated $4.2 million from financing activities. During 2005, we generated $6.8 million from the issuance of stock to participants in our employee stock purchase plan and from employees who exercised vested stock options. This was offset by our use of $2.4 million to pay dividends to our common stockholders and $200,000 to pay professional fees related to our $86.3 million offering of senior notes in November 2004.

In 2004, we generated $80.0 million from financing activities. In November 2004, we completed an $86.3 million offering of 2.25% convertible senior notes, due 2024. The purpose of the offering was to finance acquisitions, stock repurchases, and working capital and other general corporate needs. We paid $3.0 million in underwriting, legal and other fees related to this offering. These fees will be amortized over a five-year period.  During 2004, we generated $3.9 million from the issuance of stock related to our employee stock plans. This was offset by our use of $5.5 million in cash to acquire treasury stock and $1.3 million to pay dividends to our common stockholders. We also used $400,000 for scheduled installments on capital leases and other debt.

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

Initially, the SEC announced that SFAS No. 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005. Subsequently, on April 14, 2005, the SEC announced that calendar year-end companies will be allowed to delay implementation of the new standard until their first interim period beginning after December 15, 2005. We will adopt SFAS No. 123(R) as of January 1, 2006.

•       As permitted by SFAS No. 123, we have been accounting for share-based payments to employees using the intrinsic value method prescribed in APB No. 25, Accounting for Stock Issued to Employees. Accordingly, we generally have recognized no compensation cost for employee stock options. The adoption of SFAS No. 123(R)’s fair value method may have a significant impact on our results of operations, although it will have no impact on our cash flows or liquidity. The impact of adoption of SFAS No. 123(R) on our future net income cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and on required changes in the method of computation of fair value. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2.1 million, $1.4 million and $600,000 in 2005, 2004 and 2003, respectively.

Emerging Issues Task Force (EITF) Issue 04-1: Accounting for Preexisting Relationships between the Parties to a Business Combination

EITF 04-1 addresses the accounting for a preexisting relationship in a business combination. The Task Force reached a consensus that a business combination between parties with a preexisting relationship should be evaluated to determine if a settlement of a preexisting relationship exists. Such a business combination should be considered a multiple-element transaction with one element being the business combination and the other element being the settlement of the preexisting relationship. Settlement of the preexisting relationship should be treated independent of the business combination, and the gain or loss recorded from such settlement should be the same as it would be absent the business combination. The Task Force further determined that the acquisition of a right that the acquirer had previously granted to the acquired entity to use the acquirer’s recognized or unrecognized intangible assets (for example, rights to the acquirer’s trade name under a franchise agreement or rights to the acquirer’s technology under a technology licensing agreement) should be included as part of the business combination, and should be valued as a separately identifiable intangible asset in the allocation of purchase price. The Task Force also reached consensus that a settlement loss or gain should be recognized in conjunction with the effective settlement of a lawsuit or executory contract in a business combination, unless otherwise specified in existing authoritative literature.

The following disclosures should be made for business combinations between parties with a preexisting relationship:

a)               the nature of the preexisting relationship;

b)              the measurement of the settlement amount of the preexisting relationship, if any, and the valuation method used to determine the settlement amount; and

c)               the amount of any settlement gain or loss recognized and its classification in the statement of operations.

In accordance with EITF 04-1, we have recorded Other Revenue of $4.6 million in connection with acquisitions of franchise locations made during 2005 as described in our disclosure of accounting for preexisting relationships in business combinations in Note 1(u) to our consolidated financial statements.

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

The consensus reached by the Task Force should be applied to reporting periods ending after the effective date of October 13, 2004. For contingently convertible instruments outstanding at the date of adoption of this consensus and whose terms have not been modified since the date of issuance, prior-period diluted earnings per share should be restated to conform to the guidance in this consensus for comparative purposes. We adopted the guidance from EITF 04-8 beginning with the quarterly period ended March 31, 2005.

This EITF applies to our $86.3 million of 2.25% convertible senior notes due 2024, which were issued in November 2004. We have applied the guidance from EITF 04-8 to our calculation of diluted shares and net income per diluted share for the year ended December 31, 2005. At December 31, 2005, the weighted average market price of our common stock exceeded the conversion price for dilution of $11.99. Our contingently convertible debt accounted for 600,000 shares of the total 1.6 million share increase in diluted shares for the year ended December 31, 2005.

Emerging Issues Task Force (EITF) Issue 05-6: Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination

EITF 05-6 addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination.

The Task Force reached a consensus that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. The Task Force also concluded that leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition.

The consensus reached by the Task Force should be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005.  Since we were already recording the amortization of leasehold improvements in accordance with the principles of EITF 05-6, adoption of the guidance in this EITF had no material affect on our accounting policies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and their related disclosures. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may vary from these estimates under different assumptions or conditions. Management believes that of our significant accounting policies, the following policies involve a higher degree of judgment and/or complexity. The following should be read in conjunction with Note 1, Description of Business and Summary of Significant Accounting Policies and with the other Notes to Consolidated Financial Statements:

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

Other intangible assets primarily consist of non-compete agreements and managed care contracts. The managed care contracts are amortized straight-line over periods of generally three years and the non-compete agreements are amortized straight-line over their contractual terms. These amortization periods equal the shorter of the estimated useful lives or their contractual term.

Franchise settlement gains and losses

We periodically acquire existing franchise locations prior to the termination of their franchise agreements. In accordance with EITF 04-01, Accounting for Preexisting Relationships between the Parties to a Business Combination, we are required to separately value the settlement of our preexisting relationship with the franchise location prior to accounting for the business combination. A gain or loss on the settlement should be recorded as it would be absent the business combination. These gains or losses are measured as the difference between the present value of estimated future royalty payments foregone under the terminated franchise agreements and the estimated market value of a new franchise agreement. Any excess over the current market value is recorded as a gain in other revenue and any shortfall is recorded as a loss within operating expenses.

The present value of the future royalty payments is measured from the date of the acquisition through the remaining life of the terminated franchise agreement, is based on contractual royalty fee rates contained within the franchise agreement and is discounted at a rate that approximates our average cost of capital. Included in the calculation of the future royalty payments are estimated growth rates based on historical trends. The market value of a new franchise agreement is measured as the present value of future royalty payments calculated utilizing current market royalty fee rates over the remaining life of the seller’s franchise agreement, also discounted at a rate that approximates our average cost of capital. To the extent that the present value of the royalty fee rates in the terminating franchise agreement differs from the current market fee rates at the time of the acquisition, a gain or loss on settlement is recorded.

Computer software developed costs

Software developed for sale to external customers

Our subsidiary, MBI, internally developed a computer software program, iEmphsys™, designed specifically for management of home infusion pharmacy businesses. iEmphsys™ was designed both for external sale to independent home infusion businesses and for internal use by our company-owned pharmacies.  In the quarter ended December 31, 2005, we sold the assets of MBI, including the iEmphsys™ product. However, we will continue to use and modify a customized version of the iEmphsys™ software for our purposes, as needed (see also “Software developed for internal use only” as described below).

We accounted for software designed for sale to external customers in accordance with Statement of Financial Accounting Standard No. 86 (SFAS No. 86)—Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Accordingly, the costs incurred subsequent to establishing technological feasibility for the software program were capitalized. These costs included coding and testing performed subsequent to establishing technological feasibility. Capitalization of the software program costs ceased when the product became available for general release to customers.

The annual amortization expense for the software program was computed using the greater of (a) the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated life of the product, including the period being reported on. At each balance sheet date, the unamortized capitalized costs of the software program were compared to its net realizable value. If the estimated net realizable value of the software program was less than its unamortized capitalized costs, we wrote off the amount by which the unamortized capitalized costs exceeded the net realizable value.

Upon our sale of MBI’s assets in the quarter ended December 31, 2005, we allocated the remaining unamortized software development costs for the iEmphsys™ software between the product that we sold versus the customized version of the product that we retained the right to use. The portion of these costs related to the product that we retained will be accounted for as described below under “Software developed for internal use only”, while the remaining unamortized costs of the product that was sold were written off at the time of sale.

Software developed for internal use only

We have developed and are developing various software products and modifications to products designed exclusively for use by us in the operation of our business. This includes modifications and enhancements we have made and continue to make to our customized version of the iEmphsys™ software. Such software development projects are accounted for in accordance with Statement of Position 98-1 (SOP 98-1)—Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. We account for software development costs for internal-use software accounting to the following criteria:

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

Vendor Administration Fees Revenue

We receive vendor administration fees and rebates from various vendors, pharmaceutical manufacturers and group purchasing organizations (GPOs) based on the volume of drug and medical supply purchases made by us and our franchises. Our accounting for such administration fees and rebates is in accordance with the consensus reached in EITF 02-16, Consideration Received from a Vendor by a Customer or Reseller. A portion of the vendor administration fees and rebates that we receive is related to our purchases, while a lesser portion is earned from purchases made by our franchisees. The portion related to our purchases is accounted for as a reduction to cost of goods sold in the period in which we completed the applicable purchases, while the portion related to purchases made by our franchisees is accounted for as revenue in our statements of income, because these rebates are not related to our cost of goods sold.

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

We often need to estimate the amount of our expected rebates and vendor administration and other fees earned in a given period based on our and our franchisees’ volume of purchases during the applicable period. Further, we may need to estimate the allocation of rebates and vendor administration fees between revenue and cost of goods based on our estimation of the purchases made by us versus the purchases made by our franchisees during the applicable period. Likewise, we may need to estimate the fees due from biotech manufacturers based on the volume of patient compliance and clinical outcomes data that we have provided, or may provide, to them. We may adjust our estimates in subsequent periods based on amounts paid by and supporting documentation received from our vendors and manufacturers. Such adjustments could have a material effect on our results of operations in subsequent periods, though historically such adjustments have not been material.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk primarily in relation to our cash and short-term investments. As of December 31, 2005, we had no variable-rate debt. We had fixed-rate debt as of that date primarily comprised of $86.3 million offering of 2.25% convertible senior notes, due 2024. The interest rate we may earn on the cash we invest in short-term investments is subject to market fluctuations. We utilize a mix of investment maturities based on our anticipated cash needs and evaluation of existing interest rates and market conditions. As of December 31, 2005, our cash and cash equivalents and short-term investments were as follows:

Balance
(in thousands)
Cash and cash equivalents:
Cash	$6,824
Cash equivalent investments(1)	992
Total cash and cash equivalents	$7,816
Short-term investments(2)	$41,042
Total cash and cash equivalents and short-term investments	$48,858

(1)          Cash equivalent investments consists of highly-liquid investments having a maturity of three months or less at the time of acquisition.

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

While we attempt to minimize market risk and maximize return, changes in market conditions may significantly affect the income we earn on our cash and cash equivalents and short-term investments. Based on our actual cash and cash equivalents and short-term investment balances at December 31, 2005, a 100 basis point decline in interest rates would reduce our interest income by $489,000 on an annualized basis.

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements immediately follow. The Financial Statement Schedule is included in Part IV, Item 15 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Option Care, Inc.:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that Option Care, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Option Care, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Option Care, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Option Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Option Care, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Option Care, Inc. and our report dated March 16, 2006 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Chicago, Illinois
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Option Care, Inc.:

We have audited the accompanying consolidated balance sheets of Option Care, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule included in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Option Care, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Option Care, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Chicago, Illinois
March 16, 2006

Option Care, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$7,816	$19,816
Short-term investments	41,042	75,370
Trade accounts receivable, less allowance of $5,997 and $6,879, respectively	95,297	69,930
Inventory	15,490	13,191
Income tax receivable	1,684	91
Deferred income tax benefit	2,856	3,098
Prepaid expenses	2,667	1,678
Other current assets	5,591	3,690
Total current assets	172,443	186,864
Equipment and other fixed assets, net	18,905	13,709
Goodwill, net	112,220	65,356
Other intangible assets, net	3,450	3,525
Investment in affiliates	4,911	—
Non-current deferred portion of income tax benefit	230	45
Other long-term assets	1,519	348
Total assets	$313,678	$269,847
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$29,958	$21,819
Accrued wages and related employee benefits	5,666	4,748
Current portion of long-term debt	48	19
Other current liabilities	4,077	1,825
Total current liabilities	39,749	28,411
Long-term debt, less current portion	86,306	86,306
Deferred income tax liability	9,084	7,468
Minority interest	665	548
Other long-term liabilities	593	551
Total liabilities	136,397	123,284
Stockholders’ equity:
Preferred stock, $.01 par value, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 60,000 shares authorized, 32,838 and 32,183 shares issued and outstanding, respectively	328	322
Common stock to be issued, 134 and 171 shares, respectively	1,311	1,085
Additional paid-in capital	113,686	108,062
Retained earnings	61,956	41,612
Less treasury stock, at cost, 474 at December 31, 2004	—	(4,518)
Total stockholders’ equity	177,281	146,563
Total liabilities and stockholders’ equity	$313,678	$269,847

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years ended December 31,
	2005	2004	2003
Revenue:
Specialty pharmacy	$290,884	$249,697	$208,557
Infusion and related healthcare services	198,679	153,302	136,192
Other	16,801	11,431	10,691
Total revenue	506,364	414,430	355,440
Cost of revenue:
Cost of goods	304,407	251,613	205,916
Cost of service	54,396	43,802	41,438
Total cost of revenue	358,803	295,415	247,354
Gross profit	147,561	119,015	108,086
Operating expenses:
Selling, general and administrative expenses	97,725	78,342	75,601
Depreciation and amortization	3,697	2,810	3,155
Provision for doubtful accounts	9,703	6,615	14,274
Total operating expenses	111,125	87,767	93,030
Operating income	36,436	31,248	15,056
Other expense, net:
Interest income (expense), net	397	71	(261)
Other expense, net	(248)	(307)	(350)
Total other income (expense), net	149	(236)	(611)
Income before income taxes	36,585	31,012	14,445
Provision for income taxes	13,857	12,081	5,727
Net income	$22,728	$18,931	$8,718
Net income per common share:
Basic	$0.70	$0.59	$0.28
Diluted	$0.67	$0.58	$0.27
Shares used in computing net income per common share:
Basic	32,590	31,938	31,332
Diluted	34,157	32,738	31,938
Cash dividends per share	$0.07	$0.04	$—

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Common				Stock-
	Common Stock		Stock	Additional	Retained	Treasury	holders’
	Shares	Amount	to be Issued	Paid-In Capital	Earnings	Stock	Equity
January 1, 2003	30,882	$309	$1,371	$101,674	$15,247	$—	$118,601
Net income	—	—	—	—	8,718	—	8,718
Common stock to be issued, net	—	—	334	—	—	—	334
Issuance of common stock	531	4	(871)	1,752	—	—	885
Income tax benefit from exercise of stock options	—	—	—	643	—	—	643
Purchase of treasury stock	(23)	—	—	—	—	(161)	(161)
December 31, 2003	31,390	313	834	104,069	23,965	(161)	129,020
Net income	—	—	—	—	18,931	—	18,931
Common stock to be issued, net	—	—	1,085	—	—	—	1,085
Issuance of common stock	921	10	(834)	3,654	—	—	2,830
Cash dividends declared	—	—	—	—	(1,284)	8	(1,276)
Income tax benefit from exercise of stock options	—	—	—	1,441	—	—	1,441
Purchase of treasury stock	(603)	—	—	—	—	(5,468)	(5,468)
Retirement of treasury stock	—	(1)	—	(1,102)	—	1,103	—
December 31, 2004	31,708	322	1,085	108,062	41,612	(4,518)	146,563
Net income	—	—	—	—	22,728	—	22,728
Common stock to be issued, net	—	—	1,307	—	—	—	1,307
Issuance of common stock	1,130	9	(1,081)	8,049	—	—	6,977
Cash dividends declared	—	—	—	—	(2,384)	—	(2,384)
Income tax benefit from exercise of stock options	—	—	—	2,090	—	—	2,090
Retirement of treasury stock	—	(3)	—	(4,515)	—	4,518	—
December 31, 2005	32,838	$328	$1,311	$113,686	$61,956	$—	$177,281

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$22,728	$18,931	$8,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,307	4,774	5,257
Provision for doubtful accounts	9,703	6,615	14,274
Deferred income taxes	1,673	3,252	741
Income tax benefit from exercise of stock options	2,090	1,441	643
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts and notes receivable	(32,696)	(12,741)	(1,820)
Inventory	(336)	(1,249)	(3,789)
Prepaid expenses and other current assets	(2,190)	(1,612)	(1,300)
Trade accounts payable	6,449	1,877	5,165
Accrued wages and related benefits	1,019	(896)	271
Income tax payable (receivable), net	(1,593)	2,166	(2,009)
Accrued expenses and other liabilities	1,693	(1,799)	1,820
Net cash provided by operating activities	14,847	20,759	27,971
Cash flows from investing activities:
Purchases of short-term investments	(187,582)	(172,995)	—
Sales of short-term investments	221,910	97,625	—
Payments for acquisitions, net of stock to be issued	(54,555)	(4,074)	(14,560)
Investment in joint ventures	(2,825)	—	—
Purchases of equipment and other, net	(9,883)	(5,332)	(4,656)
Proceeds from disposals	1,642	—	229
Other assets, net	253	(91)	—
Net cash used in investing activities	(31,040)	(84,867)	(18,987)
Cash flows from financing activities:
Net borrowings under 2.25% convertible notes, due 2024	—	86,250	—
Increase in financing costs	(166)	(3,027)	—
Net borrowings (payments) under credit agreements	—	—	(7,093)
Payments on capital leases	(22)	(85)	(235)
Proceeds (payments) of notes payable	(19)	(346)	259
Issuance of common stock	6,784	3,915	1,719
Purchase of treasury stock	—	(5,460)	(161)
Payment of dividends to common stockholders	(2,384)	(1,284)	—
Net cash provided by (used in) financing activities	4,193	79,963	(5,511)
Net increase (decrease) in cash and cash equivalents	(12,000)	15,855	3,473
Cash and cash equivalents, beginning of year	19,816	3,961	488
Cash and cash equivalents, end of year	$7,816	$19,816	$3,961

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

As of December 31, 2005, we had a total of 120 locations operating in 36 states. Our 120 locations consisted of 65 pharmacy locations owned and operated by independent franchise owners, two company-owned, high-volume distribution facilities and 53 local healthcare service facilities owned and managed by us.

(b)   Principles of Consolidation

The consolidated financial statements include Option Care, Inc. and all of its subsidiaries for which we hold an ownership interest of 50% or greater and exert management control. All significant inter-company accounts and transactions have been eliminated in consolidation. The majority of our subsidiaries are wholly-owned. We also own 80% of a subsidiary that operates two pharmacies in Pennsylvania. This 80%-owned subsidiary, in turn, maintains a 50% ownership interest in a limited liability company (LLC). Per the operating agreement for this LLC, we are the managing partner and have complete operational control.

(c)   Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. We believe that our most significant estimates, and those involving a higher degree of judgment and /or complexity, are (i) revenue recognition and estimation of contractual adjustments, (ii) determination of required allowances for doubtful accounts receivable, (iii) ability to recover the carrying value of our goodwill and other intangible assets, (iv) determination of settlement gains or losses in connection with the acquisition of existing franchise locations (v) ability to recover the carrying value of internally-developed software, and (vi) estimation of the amount of rebates, vendor administration fees and other related fees due from vendors and drug manufacturers.

(d)   Cash and Cash Equivalents

We consider cash and all highly liquid investments with a maturity of three months or less at time of acquisition to be cash equivalents. Of the total cash and cash equivalents of $7.8 million at December 31, 2005, $1.0 million was restricted as collateral for a Letter of Credit related to our professional and general liability insurance policy for the policy year ended June 1, 2004.

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

(g)   Long-Lived Assets

Equipment and other fixed assets are stated at cost. Equipment acquired under capital leases is stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease. Depreciation on owned equipment is calculated on the straight-line method over the estimated useful life of the assets. Our existing owned equipment is being depreciated over lives ranging from three to seven years. Equipment under capital leases is amortized straight-line over the term of the capital lease. Amortization of capital leases is included in depreciation expense within our statements of income. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the assets. Leasehold improvements that are not contemplated at or near the beginning of the lease term and placed in service significantly after the initiation of the lease are amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. In addition, leasehold improvements acquired in a business combination are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. Software development costs are amortized over three to five years, based on the anticipated life of the product. For software developed for external sale, monthly amortization begins once the product becomes ready for general release to customers. Amortization expense is calculated based on the faster of (a) the percentage of cumulative revenue recognized to date compared to the total anticipated revenue stream over the life of the product, or (b) the straight-line method. For software developed strictly for internal use, monthly amortization begins once the product becomes usable and is calculated on the straight-line method. For any internally-developed software or software developed for external sale, we will record additional amortization to reduce the carrying value to the net realizable value if we determine that the carrying value of the software development costs exceeds its net realizable value. We capitalize as software development cost only those costs incurred after technological feasibility has been established, including coding and testing of the software. We also capitalized interest incurred as a result of costs expended during software development to the extent there was an outstanding credit facility at the time. In 2003, we capitalized $70,000 in interest as part of software development costs and capitalized no interest as part of software development in 2005 and 2004.

Intangible assets, such as managed care contracts and non-compete agreements, arising from certain of our acquisitions, are being amortized on a straight-line basis over the estimated useful life of each asset, ranging from less than one year to ten years. The value assigned to each intangible asset at the time of acquisition is based on an evaluation of the estimated future financial benefit to be realized from that asset. The gross value of our intangible assets other than goodwill as of December 31, 2005 was $6.0 million, less accumulated amortization of $2.5 million. As of December 31, 2004, the gross value of our intangible assets other than goodwill was $5.2 million, less accumulated amortization of $1.7 million.

We incurred financing costs of approximately $3.2 million related to our $86.3 million offering of 2.25% convertible senior notes due 2024, which was completed in November, 2004. Due to a put/call feature that would allow the early redemption of these notes by us or the holders as of November 1, 2009, we are amortizing the financing costs over the five-year period ending October 31, 2009.

Long-lived assets and intangibles assets other than goodwill are reviewed for impairment in value based upon non-discounted future cash flows, and appropriate losses are recognized whenever the carrying amount of an asset may not be recovered. No such impairment was noted as of December 31, 2005.

We record goodwill from our acquisitions equal to the excess of the total cost of the acquisitions over the fair value of all identified tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets, test our goodwill at least annually for impairment. Since we operate in one business segment, we test for goodwill impairment on a company-wide basis. Therefore, our method of impairment testing consists of comparing the market value of our company to its book value. We test goodwill for impairment each October 1st, or whenever we identify events or conditions that could potentially result in impairment of our goodwill. No such impairment was noted as of December 31, 2005.

The following table sets forth information regarding the changes in our gross and net goodwill during 2005 (in thousands):

	Goodwill	Accumulated Amortization	Goodwill, net
December 31, 2004	$69,339	$3,983	$65,356
Acquisitions	48,367	—	48,367
Disposal	(415)	(43)	(372)
Contribution to joint venture	(1,131)	—	(1,131)
December 31, 2005	$116,160	$3,940	$112,220

(h)   Income Taxes

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

We file a consolidated federal income tax return that includes the majority of our subsidiaries. We have one limited liability company that is wholly-owned, but has two members, and therefore must file a separate federal return. We also own 50% interests in three limited liability companies, each of which files a separate federal return.

(i)   Common Stock to be Issued

As of December 31, 2005, we had obligations to issue approximately 134,000 shares of common stock with a value of $1.3 million to employees who participated in our employee stock purchase plan during 2005. As of December 31, 2004, we had obligations to issue approximately 171,000 shares of common stock, valued at $1.1 million, of which 158,000 shares valued at $1.0 million were issuable to employees who participated in our employee stock purchase plan during 2004. The remaining 13,000 shares issuable as of December 31, 2004 were related to stock option exercises initiated late in December 2004 for which shares were issued in early January 2005.

(j)   Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of Option Care stock at the date of grant over the amount an employee must pay to acquire the stock. We grant options at fair market value and therefore recognize no compensation expense from our granting of options.

In 2005 and 2004, we recorded no compensation expense related to stock option exercises. In 2003, one individual exercised stock options based upon accelerated vesting approved by the Board of Directors, resulting in compensation expense of $10,000.

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which will change the way we account for employee stock options beginning on January 1, 2006. SFAS No. 123(R), which is a revision to SFAS No. 123, supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. In addition, the excess tax benefits recognized from employees’ exercise of stock options will be reflected in the financing section of the statement of cash flows rather than in the operating section. For annual filers, SFAS No. 123(R) must be adopted no later than the first interim period beginning after December 15, 2005, which in our case will be the quarter ending March 31, 2006. Adoption of SFAS No. 123(R) may materially affect our results of operations for periods following adoption, but will have no effect on our cash flows or liquidity. (For further information regarding SFAS No. 123(R), see Note 3, Accounting Changes.)

The following table outlines Option Care’s net income and income per common share in 2005, 2004 and 2003 on a pro-forma basis in accordance with SFAS No. 123 (in thousands, except per share amounts):

	2005	2004	2003
Net income:
As reported	$22,728	$18,931	$8,718
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	6
Deduct: Total stock-based employee compensation expense determined under the fair value based method for the following awards, net of related tax effects:
Stock option grants	(1,145)	(1,398)	(2,300)
Employee stock purchase plan issuance of shares	(241)	(206)	(205)
Pro forma	$21,342	$17,327	$6,219
Net income per common share—basic:
As reported	$0.70	$0.59	$0.28
Pro forma	$0.65	$0.54	$0.20
Net income per common share—diluted:
As reported	$0.67	$0.58	$0.27
Pro forma	$0.62	$0.53	$0.19

The fair value of options granted under Option Care’s stock option plan during 2005, 2004 and 2003 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Annual dividend yield per share	$0.08	$0.05	$—
Expected volatility	32%	45%	47%
Weighted average risk-free interest rate	3.81%	2.87%	2.09%
Expected grant life (years)	4.1	4.0	4.0
Weighted average per share fair value of options granted	$3.96	$3.11	$2.86

(k)   Significant Payors & Concentration of Credit Risk

We generate revenue from managed care contracts and other agreements with commercial third party payors. Our principal managed care contract is with Blue Cross and Blue Shield of Florida. For the years 2005, 2004 and 2003, respectively, approximately 13%, 15% and 17% of our revenue was related to this contract. As of December 31, 2005 and 2004, approximately 9% and 7% of our total accounts receivable was due from Blue Cross and Blue Shield of Florida. Our contract with them is terminable by either party on 90 days’ notice and, unless terminated, automatically renews each September for an additional one-year term. There were no material changes to this contract during 2005.

For the years 2005, 2004 and 2003, respectively, approximately 17%, 18% and 18% of our revenue was reimbursable through governmental programs, such as Medicare and Medicaid. As of December 31, 2005 and 2004, respectively, approximately 22% and 18% of our accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term. We believe that we are in compliance with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the government programs.

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

(iii)   Other revenue

Other revenue consists primarily of royalty fees received from our franchises, settlement gains from the settlement of pre-existing franchise relationships with franchisees we acquire, fees associated with the early termination of a franchise from the network, vendor rebates earned from our franchisees’ purchases and revenue from the license and support of software products.

Royalty fees are calculated and paid based on the monthly gross cash receipts reported by our franchises for the applicable year. Our typical franchise agreements provide for royalties on either a flat percentage of gross receipts (subject to certain minimums and discounts), or on a sliding scale ranging from 9% to 3% depending on the levels of such receipts and other certain factors. Initial franchise fees are recognized when franchise training and substantially all other initial services have been provided. Royalty fee revenue is estimated at the beginning of each year and is recorded on a straight-line basis throughout the year, subject to quarterly and/or year-end adjustments based on actual royalties reported, and subject to adjustment for franchise terminations or acquisitions.

Gains may be recognized in connection with the early termination of franchisees from our network or from settlement of pre-existing franchise relationships when franchisees are acquired. Gains from settlement of pre-existing franchise relationships are measured in accordance with EITF 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination.

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

Prior to the sale of the business and most of the net assets of our subsidiary, Management by Information, Inc. (MBI) during the fourth quarter of 2005, software license, rental and product support revenue was billed by MBI to a variety of clients, primarily hospital-based or free-standing home infusion providers. Revenue from software licensing was recognized when all of the following criteria were met for each element of the licensing agreement:

•       We and the customer signed a software license agreement;

•       the software was delivered and no additional products or services to be delivered were essential to the functionality of the software;

•       the fee was fixed or determinable; and

•       collection of the amount due was probable.

If additional products or services needed to be delivered in order for the software to be functional, revenue was not recognized until all required products and/or services were provided. When multiple product elements were delivered, revenue was allocated based on vendor-specific objective evidence of the fair value of each element.

Support fees revenue was recognized ratably over the term of the related agreements until the date we sold the business. Revenue from training fees was recognized when services were performed. Due to our sale of MBI’s assets in the quarter ended December 31, 2005, we do not expect to record any software licensing and support revenue in subsequent reporting periods.

(m)   Accounts Receivable and Allowances for Doubtful Accounts

Our accounts receivable are reported net of contractual adjustments and allowances for doubtful accounts. The majority of our accounts receivable are due from private insurance carriers and government healthcare programs such as Medicare or Medicaid. Generally, we bill based on our usual and customary charges for goods and services provided, then contractually adjust the revenue down to the anticipated collectable amount based on our interpretation of the terms of the applicable managed care contract, fee schedule or other arrangement with the payor.

We record an allowance for doubtful accounts in each period based on several factors, including our past accounts receivable collection history, the balance and aging composition of our accounts receivable at the end of the period as reported to us through our computerized billing systems, our mix of business, and the financial condition of our payors. We evaluate historical write-off percentages by aging category to help us determine the appropriate reserve needed at each balance sheet date based on the aging of our receivables at that date. We also take into account any operational issues within our billing and reimbursement function that might impair our ability to collect outstanding accounts. Although we believe that our estimation of the net value of our accounts receivable is reasonable, we continually monitor our accounts receivable and our methods for calculating the appropriate allowance for doubtful accounts, and we adjust our allowances and our calculation methods as needed. We write off accounts receivable as bad debts after all reasonable collection efforts have been exhausted. If actual collections differ from our estimates, we may need to establish an additional allowance for doubtful accounts, which could materially impact our financial condition and results of operations in future periods.

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

Prior to the sale of the MBI business and related assets during the fourth quarter of 2005, MBI sold pharmacy management software products and provided installation, training and support to customers, and therefore was considered to provide multiple deliverables under a single arrangement. However, we accounted for MBI’s revenue in accordance with SOP 97-2: Software Revenue Recognition. Since we were already applying the principles contained in EITF 00-21 through our application of SOP 97-2, adoption of EITF 00-21 had no impact to our accounting policies related to MBI revenue recognition.

(o)   Cost of Revenue

Our cost of revenue consists of two components—cost of goods sold and cost of services provided. Cost of goods sold consists of the actual cost of pharmaceuticals and other medical supplies dispensed to our patients. Cost of services provided consists of all other costs directly related to the production of revenue, such as shipping and handling, and the wages and related costs for the pharmacists, nurses, and all other employees and contracted workers directly involved in providing service to the patient.

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

(q)   Net Income per Common Share

On April 1, 2005, we completed a 3-for-2 stock split for stockholders of record as of March 17, 2005. All share and per share amounts for all periods presented have been adjusted to reflect the pro forma effects of this stock split.

The reconciliation of net income per common share for the years ended December 31, 2005, 2004 and 2003 is as follows: (in thousands, except per share amounts)

For the Year Ended December 31, 2005	Income	Shares	Per Share
Basic income per share	$22,728	32,590	$0.70
Effect of dilutive securities	—	961	(0.02)
Effect of contingently convertible debt	—	607	(0.01)
Diluted income per share	$22,728	34,157	$0.67

For the Year Ended December 31, 2004	Income	Shares	Per Share
Basic income per share	$18,931	31,938	$0.59
Effect of dilutive securities	—	800	(0.01)
Diluted income per share	$18,931	32,738	$0.58

For the Year Ended December 31, 2003	Income	Shares	Per Share
Basic income per share	$8,718	31,332	$0.28
Effect of dilutive securities	—	606	(0.01)
Diluted income per share	$8,718	31,938	$0.27

The effect of dilutive securities is primarily from vested and unvested stock options that are in-the-money, as well as from our employee stock purchase plan. The dilutive effect of contingently convertible debt is based on the incremental shares issuable upon conversion of our $86.3 million of 2.25% convertible senior notes. These notes have a conversion feature based on our common stock reaching a trigger price. Regardless of whether the notes meet all the conditions to become convertible, if the price threshold is reached, we must include the dilutive effect of the convertible notes in our diluted shares numbers, in accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. We have applied the guidance from EITF 04-8 to our calculation of diluted shares and net income per diluted share for the years ended December 31, 2005 and 2004. At December 31, 2005, the weighted average market price of our common stock exceeded the conversion price of $11.99 for dilution to occur. Our contingently convertible securities accounted for 600,000 shares of the total increase in diluted shares of 1.6 million shares for the year ended December 31, 2005. As of December 31, 2004, the weighted average market price of our common stock did not exceed the conversion price at that time. Therefore, the notes were not dilutive in 2004.

(r)   Comprehensive Income

We have no significant components of comprehensive income other than net income.

(s)   Related Party Transactions

We engage in transactions with a company controlled by the Chairman of our Board of Directors. For the years ended December 31, 2005, 2004 and 2003, we purchased strategic consulting services of $175,000, $176,000 and $176,000, respectively, from a company for which our Chairman serves as president.

We have obtained legal services from firms for which the spouse of our Senior Vice President, Secretary and General Counsel is, or was, a partner. During 2005 and 2004, we obtained approximately $1.6 million and $600,000, respectively, in legal services from Bryan Cave LLP, a firm for which the spouse of our Senior Vice President, Secretary and General Counsel became a partner in 2004. Prior to joining Bryan Cave, LLP, the spouse of our Senior Vice President, Secretary and General Counsel was a partner with the firm of McGuireWoods (formerly Ross & Hardies). During 2004 and 2003, we obtained legal services costing approximately $30,000 and $300,000, respectively, from McGuire Woods.

We provide management services to our joint venture in Portland, Oregon in accordance with a management agreement executed as of October 1, 2005. This management agreement is a renewable, three-year agreement and is terminable only with the majority consent of the members of the joint venture, of which we own a 50% financial and voting interest. We also provide management services to our joint venture investment in Columbus, Ohio in accordance with a management agreement executed as of November 1, 2005. This management agreement is a renewable, ten-year agreement and is terminable only with the majority consent of the members of the joint venture, of which we own a 50% financial and voting interest. The management services provided in both of these agreements includes such services as legal and accounting in addition to day-to-day managerial support of the ongoing operations of the businesses. See also Note 5, Investments in Joint Ventures.

We entered into a revolving note agreement with the Columbus, Ohio joint venture on November 1, 2005. Under the terms of the agreement, we will advance funds to the joint venture up to $1,000,000. The note bears interest at prime plus 2% and is due and payable on October 31, 2008. As of December 31, 2005, we were due $100,000 from the joint venture pursuant to this revolving note agreement.

As of December 31, 2005, we have an additional amount due from our joint ventures of $1.0 million and which is included in Trade accounts receivable on our Consolidated Balance Sheet as of that date. This balance primarily relates to certain specialty drugs purchased by Option Care on behalf of the joint ventures during the initial start-up phases for these joint ventures.

(t)   Convertible Long-Term Debt

EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, addresses when contingently convertible instruments should be included in diluted earnings per share. Contingently convertible instruments are instruments that have embedded conversion features that are contingently convertible or exercisable based on (a) a market price trigger or (b) multiple contingencies if one of the contingencies is a market price trigger and the instrument can be converted or share settled based on meeting the specified market condition. A market price trigger is a market condition that is based at least in part on the issuer’s own share price. Examples of contingently convertible instruments subject to this EITF include contingently convertible debt, contingently convertible preferred stock, and convertible bonds with issuer option to settle for cash upon conversion, all with embedded market price triggers.

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

Our 2.25% convertible senior notes due 2024 have a conversion feature based on share market price, whereby a holder may receive a combination of cash and shares of stock if the market price of our stock reaches the trigger point. Accordingly, in keeping with the consensus of EITF 04-8, we will include the effect of our 2.25% convertible senior notes in our diluted earnings per share in periods during which the conversion price is reached or exceeded.

(u)   Accounting for Preexisting Relationships between the Parties to a Business Combination

EITF 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination, addresses whether a business combination between two parties with a preexisting relationship should be evaluated to determine if a settlement of a preexisting relationship exists and if so, what is the appropriate accounting for the preexisting relationship. The Task Force reached a consensus that consummation of a business combination between parties with a preexisting relationship should be evaluated to determine if a settlement of a preexisting relationship exists. It was determined that a business combination between two parties that have a preexisting relationship is a multiple-element transaction with one element being the business combination and the other element being the settlement of the preexisting relationship. Settlement of the preexisting relationship should be treated independent of the business combination, and the gain or loss recorded from such settlement should be the same as it would be absent the business combination. The Task Force further determined that the acquisition of a right that the acquirer had previously granted to the acquired entity to use the acquirer’s recognized or unrecognized intangible assets (for example, rights to the acquirer’s trade name under a franchise agreement or rights to the acquirer’s technology under a technology licensing agreement) should be included as part of the business combination, and should be valued as a separately identifiable intangible asset in the allocation of purchase price. The Task Force further reached consensus that a settlement loss or gain should be recognized in conjunction with the effective settlement of a lawsuit (including threatened litigation) or executory contract in a business combination, unless otherwise specified in existing authoritative literature. Additionally, it was determined that the following disclosures should be required for business combinations between parties with a preexisting relationship:

a)               The nature of the preexisting relationship

b)              The measurement of the settlement amount of the preexisting relationship, if any, and the valuation method used to determine the settlement amount

c)               The amount of any settlement gain or loss recognized and its classification in the statement of operations.

In accordance with EITF 04-1, we recorded $4.6 million of gains related to settlement of pre-existing franchise relationships in connection with our acquisition of four franchisees during 2005. These gains, which are included in other revenue, were measured as the present value of the excess of future royalty payments foregone under the terminated franchise agreements over the estimated market value of a new franchise agreement.

(v)   Reclassifications

Certain amounts in the 2003 financial statements were reclassified to conform to the 2004 financial statement presentation and certain amounts in the 2003 and 2004 financial statements were reclassified to conform to the 2005 presentation.

(w)   Accounting for Investments in Joint Ventures with Management Agreements

We own a 50% interest in two limited liability company joint ventures that were formed during 2005. We have entered into management agreements with each joint venture whereby we are responsible for managing the ongoing operations of the businesses under the direction of the members of each joint venture. Under the terms of the management and operating agreements for these two joint ventures, the rights of the members are deemed to be substantially participatory in relation to the rights conveyed to us by the management agreements. In addition, the financial and voting interests of each member in the joint ventures are deemed to be equal to one another. We therefore account for our 50% interest in each joint venture in accordance with Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and do not consolidate the joint ventures within our consolidated financial statements.

As of December 31, 2005, the carrying value of our interests in the two joint ventures totaled $4.7 million and is recorded in Investment in affiliates in our Consolidated Balance Sheet as of that date. In addition, we recorded $100,000 in equity income from the joint ventures during 2005 in Other expense, net in our Consolidated Statement of Income for the year ended December 31, 2005.

(x)   Operating Leases

We lease facilities for all of our company-owned and managed locations. Many of these leases contain scheduled rent increases throughout the life of the lease. In accordance with SFAS No. 13, Accounting for Leases, rent expense is recognized on a straight-line basis over the life of the lease term. The related accrued liability is included in other long-term liabilities.

2.   Segment Information

We report our results of operations from one identifiable segment, containing three service lines: specialty pharmacy services, infusion and related healthcare services, and other. Specialty pharmacy services and infusion and related healthcare services are primarily involved in home delivery of prescription medications and applicable therapy services to patients. Related healthcare services include home health nursing and therapy services, durable medical equipment sales and rentals, respiratory therapy services, and hospice services. Other revenue consists primarily of royalty fees received from our franchises, settlement gains from the settlement of pre-existing franchise relationships with franchisees we acquire, fees associated with the early termination of a franchise from the network, vendor rebates earned from our franchisees’ purchases and revenue from the license and support of software products by our subsidiary, MBI. We sold substantially all of the assets and the underlying business of MBI to a third party during the quarter ended December 31, 2005 (see Note 6, Sale of the MBI Business).

Our software development company, MBI, met the qualitative requirements to be considered a separate reportable segment. However, MBI did not meet the quantitative thresholds that, if met, would have required its operations to be reported in a separate segment. Specifically, MBI did not represent: (a) 10% of our reported revenue; (b) 10% of combined reported profit of all operating segments that did not report a loss or 10% of the combined reported loss of all operating segments that did report a loss; or (c) 10% or more of the combined assets of all operating segments. Because none of the quantitative thresholds for separate segment reporting was met, we aggregated MBI’s results within our one reportable segment.

The following table sets forth revenue by service line within our one reportable segment (amounts in thousands):

	Years Ended December 31,
	2005		2004		2003
	Amounts	% of total revenue	Amounts	% of total revenue	Amounts	% of total revenue
Revenue:
Specialty pharmacy	$290,884	57.5%	$249,697	60.2%	$208,557	58.7%
Infusion and related healthcare services	198,679	39.2%	153,302	37.0%	136,192	38.3%
Other	16,801	3.3%	11,431	2.8%	10,691	3.0%
Total revenue	$506,364	100.0%	$414,430	100.0%	$355,440	100.0%

3.   Recently Issued Accounting Pronouncements

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

Initially, the SEC announced that SFAS No. 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005. Subsequently, on April 14, 2005, the SEC announced that calendar year-end companies will be allowed to delay implementation of the new standard until their first interim period beginning after December 15, 2005. We will adopt SFAS No. 123(R) as of January 1, 2006. At this time, we have not yet determined whether we will apply the modified prospective or the modified retrospective method.

As permitted by SFAS No. 123, we have been accounting for share-based payments to employees using the intrinsic value method prescribed in APB No. 25, Accounting for Stock Issued to Employees. Accordingly, we generally have recognized no compensation cost for employee stock options. The adoption of SFAS No. 123(R)’s fair value method may have a significant impact on our results of operations, although it will have no impact on our cash flows or liquidity. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and on required changes in the method of computation of fair value. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2.1 million, $1.4 million and $600,000 in 2005, 2004 and 2003, respectively.

Emerging Issues Task Force (EITF) Issue 05-6: Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination

EITF 05-6 addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination.

The Task Force reached a consensus that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. The Task Force also concluded that leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition.

The consensus reached by the Task Force should be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005.  Since we were already recording the amortization of leasehold improvements in accordance with the principles of EITF 05-6, adoption of the guidance in this Issue had no material affect on our accounting policies.

4.   Business Combinations

In order to increase our revenues and net income and expand the geographic coverage of our operations, we completed ten acquisitions during 2005, comprising fourteen separate locations. Five of the acquisitions were of existing Option Care franchises, while the remaining five were not affiliated with us before the acquisition. The results of operations for each of these acquired businesses were consolidated as of the effective date of the agreement. We paid $54.6 million in cash and $1.5 million in stock in 2005 to complete these acquisitions. Of the total cash paid, $48.4 million was allocated to goodwill and $1.0 million was allocated to other intangible assets. We expect that approximately $40.3 million of the goodwill recorded from these purchases will be deductible for income tax purposes.  Several of the purchase agreements for our 2005 acquisitions may require the payment of additional consideration in subsequent periods based on evaluation of the financial performance of the acquired business against a predetermined target. Typically, the minimum amount to become payable is zero and the maximum amount payable is capped. Per the terms of our 2005 acquisition agreements, we may owe $10 million or more in additional consideration in future periods. All or a portion of any future payments made pursuant to these acquisition agreements will be allocated to goodwill.

The following table sets forth our initial allocation of purchase price, in aggregate, for the ten acquisitions we completed during 2005 and additional amounts paid and adjustments to the tentative allocation of purchase price for certain of our 2004 acquisitions. For certain of our 2005 acquisitions, the allocation of purchase price is tentative and subject to adjustment based on working capital guarantees and other terms contained in the agreements:

(in thousands)
Purchase Price:
Paid in cash at closing	$54,555
Paid in shares of our common stock	1,500
Liabilities assumed	3,016
Total purchase price	$59,071
Allocation of Purchase Price:
Goodwill	$48,367
Accounts receivable	5,954
Inventory	2,151
Other tangible assets	1,586
Other intangible assets	1,013
Total purchase price	$59,071

During 2004, we completed five acquisitions. Each was completed for the purpose of consolidating market share in existing markets served by company-owned pharmacies. One of the acquisitions was an existing Option Care franchisee, while the remaining four were not affiliated with us prior to being acquired. We paid $4.1 million in cash in 2004 to complete these acquisitions, of which $2.0 million was allocated to goodwill and $100,000 was allocated to other intangible assets. The full $2.0 million of goodwill is expected to be deductible for income tax purposes.

During 2004, we recorded two adjustments related to our 2003 acquisition of Infusion Specialties, Inc., a specialty pharmacy business located in Houston, Texas. Both adjustments resulted in a reduction of goodwill. The first involved reversal of a $1.2 million accrual for additional consideration that we anticipated would become payable in 2004. The contingency related to this accrual was not resolved in 2004, and the additional consideration was not paid. The second adjustment related to income taxes. We determined, that as of the date they were acquired, Infusion Specialties, Inc. had a net operating loss carry-forward valued at approximately $400,000. During 2004, we adjusted our purchase accounting to reflect this deferred tax asset, which we expect will be fully utilized upon filing our 2005 consolidated federal income tax return.

5.   Investments in Joint Ventures

Effective October 1, 2005, we entered into a joint venture with Legacy Health Systems to operate a limited liability company providing infusion pharmacy services in the Portland, Oregon market. Our initial cash investment in this joint venture was $1.3 million. Concurrent with our entry into this joint venture, we also acquired the assets and ongoing operations of Legacy Health System’s home health agency business. This joint venture and acquisition expanded our national presence to include the Portland, Oregon market.

Effective November 1, 2005, we entered into a joint venture with The University Home Care Services Corporation to operate a limited liability company providing infusion pharmacy services in the Columbus, Ohio market. Our existing infusion pharmacy business in that market was contributed into the joint venture. We made an initial investment of $1.3 million in cash, plus the inventory and other assets of our existing Columbus, Ohio pharmacy, for a total initial contribution of approximately $3.2 million.  The objective of this joint venture is the expansion of revenue and improvement of our position in the Columbus, Ohio market.

We own a 50% voting and financial interest in both of these joint ventures and account for our investments in them in accordance with APB Opinion No. 18. As of December 31, 2005, the carrying value of our interests in the two joint ventures totaled $4.7 million and is recorded in Investment in affiliates in our Consolidated Balance Sheet as of that date. In addition, concurrent with the formation of each joint venture, we entered into management agreements with the joint ventures to provide ongoing support and management of the day-to-day operations of the businesses.

Effective September 22, 2005, we entered into a joint venture through a wholly-owned subsidiary with Solaris Holdings Ltd. to operate a services company incorporated in New Delhi, India. We made an initial investment of $200,000 in cash in exchange for a 30% interest in the joint venture. Concurrent with the formation of this joint venture, we entered into a master services agreement whereby the joint venture will provide to us certain services, including support for billing, accounts receivable review and claims auditing, for a term of three years. As of December 31, 2005, the carrying value of our interest in this joint venture totaled $200,000 and is recorded in Investment in affiliates in our Consolidated Balance Sheet as of that date.

6.   Sale of the MBI Business

On October 28, 2005, we consummated an asset purchase agreement with Definitive Homecare Solutions, Ltd (the Buyer), the largest software provider in the home infusion industry, to sell substantially all of the assets and the underlying business of our wholly-owned subsidiary, MBI, for a total consideration of $1.7 million. Under the terms of the agreement, we transferred, among other things, the rights and associated patents, trademarks and copyrights for all MBI software, including iEmphsys™, Home IV Manager, and MBI HomeCare; the rights to all MBI customer contracts and related accounts receivable; all goodwill associated with MBI’s business; and certain computer hardware used in the development and ongoing support of the MBI software. In addition, the agreement provided for a 90 day transition period, whereby we provided at our cost uninterrupted support services to MBI customers, continued development and implementation of the latest version of the iEmphsys™ software, and use of the former MBI office space for those former MBI employees that the Buyer has chosen to hire. Subsequent to this transition period, we intend to sublet all or a portion of the former MBI office space and redeploy certain remaining assets and employees of the former MBI business to other projects throughout our company. Per agreement, we have retained the rights to our internally developed version of the iEmphsys™ software, which we will continue to use and develop for our own purposes, as needed, as well as rights to continue using MBI’s older DOS-based software.

We recorded a $200,000 gain on sale of assets in connection with the sale of the MBI business in Other Revenue in our Consolidated Statement of Income for the year ended December 31, 2005.

7.   Fiscal Year 2003 Bad Debt & Restructuring Charges

In 2003, we recorded two charges totaling $8.1 million. We recorded a special provision for doubtful accounts of $6.8 million related to the accounts receivable of our Texas operations, and also recorded a restructuring charge of $1.3 million.

The bad debt charge was the result of operational difficulties we encountered in integrating the multiple businesses that we acquired in Texas during 2001. We wrote off approximately $3.2 million of these accounts in 2003, $3.3 million in 2004 and an additional $300,000 in 2005. Our 2004 and 2005 cash collections of the Texas accounts receivable approximated the estimates we made when the charge was recorded in 2003. Therefore, no material adjustments to the $6.8 million special provision for doubtful accounts were recorded in 2004 or 2005.

During the third and fourth quarters of 2003, we restructured our operations to improve the efficiency and effectiveness of the organization and refocus our efforts toward growth in sales and profitability. The restructuring, which included staff reductions and other changes, was completed by December 31, 2003. In 2003, we recorded pre-tax charges totaling $1.3 million which were included in selling, general and administrative expenses for that year. We paid $800,000 of the charge during 2003 and paid the remainder during 2004. No material adjustments to the restructuring charge were recorded in 2004 or 2005.

8.   Equipment and Other Fixed Assets

Equipment and other fixed assets consist of the following at December 31 (in thousands):

	2005	2004
Equipment	$26,247	$18,187
Capitalized computer software	2,758	3,802
Leasehold improvements	2,632	2,511
Equipment and other fixed assets	31,637	24,500
Less accumulated depreciation and amortization	12,732	10,791
Equipment and other fixed assets, net	$18,905	$13,709

We have recorded depreciation expense in our cost of goods, cost of service and operating expenses, depending on the nature of the underlying fixed assets.  The depreciation expense included in cost of goods sold was related to revenue-generating assets, such as durable medical equipment and infusion pumps that are rented to patients, and the depreciation of the iEmphsys™ software developed internally and marketed by our subsidiary, MBI. The depreciation expense included in cost of service consists of depreciation of our fleet of delivery vehicles. The depreciation expense in operating expenses was related to infrastructure items, such as furniture, computer and office equipment and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of goods, cost of service and operating expenses for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Depreciation expense in cost of goods	$2,408	$1,823	$1,965
Depreciation expense in cost of service	202	141	137
Depreciation expense in operating expenses	2,704	1,962	2,292
Total	$5,314	$3,926	$4,395

In 2005, 2004 and 2003, we recorded $200,000, $500,000 and $500,000, respectively, in depreciation expense within our cost of goods sold for iEmphsys™, the browser-based pharmacy software developed and marketed by our subsidiary, MBI. Initial development of the externally marketed version of iEmphsys™ was completed during 2003 and was sold, along with the MBI business and related assets, during the fourth quarter of 2005 (see Note 6, Sale of the MBI Business).

In 2003, depreciation expense in selling, general and administrative expenses included a $400,000 impairment write-down of an internally developed purchasing software system designed to enhance the efficiency and reporting capabilities of our purchases of pharmaceuticals and medical supplies and equipment.

9.   Other Intangible Assets

As of December 31 of each year presented, other intangible assets consist of the following (in thousands):

	2005	2004
Debt financing costs	$3,193	$3,027
Non-compete agreements	2,399	1,867
Others	359	269
Other intangible assets	5,951	5,163
Less accumulated amortization	2,501	1,638
Other intangible assets, net	$3,450	$3,525

For the years ended December 31, 2005, 2004 and 2003, our amortization expense for intangible assets was approximately $1.0 million, $800,000 and $900,000, respectively. The weighted average remaining contractual life of our other intangible assets as of December 31, 2005 was 4.8 years. The estimated aggregate amortization expense for our intangible assets for each of the next five years is estimated as follows (in thousands):

Year ending December 31,	Amortization Expense
2006	919
2007	799
2008	729
2009	644
2010	66
Total	$3,157

10.   Long-Term Debt

On November 2, 2004, we completed an offering of $75 million of 2.25% convertible senior notes due 2024 in a private placement to qualified institutional buyers. The initial purchasers were granted the option to purchase up to an additional $11.25 million principal amount of notes and exercised this option in full on November 9, 2004. We filed a Registration Statement on Form S-3 on January 24, 2005, as subsequently amended, to register the notes under the Securities Act of 1933.

The notes are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 55.5278 shares per $1,000 principal amount of notes (which represents an initial conversion price of $18.01 per share), in certain circumstances. The conversion rate and conversion price were subsequently adjusted to 83.4199 and $11.99 per share, respectively, pursuant to the terms of the notes as a result of our 3-for-2 common stock split on March 31, 2005 and $0.02 per share dividends paid on June 10, September 2 and December 2, 2005. Holders may convert their notes into cash and, if applicable, shares of our common stock prior to the stated maturity only under the following circumstances: (1) during any calendar quarter after the calendar quarter ended December 31, 2004, if the closing sale price of our common stock for each of 20 or more consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period (the “note measurement period”) in which the average trading price per $1,000 principal amount of notes was equal to or less than 97% of the average conversion value of the notes during the note measurement period; (3) upon the occurrence of specified corporate transactions; or (4) if we have called the notes for redemption. In general, upon conversion, the holder of each note will receive the conversion value of the note payable in cash, up to the principal amount of the note, and common stock for the note’s conversion value in excess of such principal amount (plus an additional cash payout in lieu of fractional shares). If the notes are surrendered for conversion in connection with certain fundamental changes that occur before November 1, 2009, holders will in certain circumstances also receive a make-whole premium in addition to the cash and shares to which holders are otherwise entitled to receive upon conversion. The convertible senior notes will mature on November 1, 2024 and will not be redeemable by us prior to November 1, 2009. Holders of the convertible notes may require us to repurchase all or a portion of the convertible notes for cash on November 1, 2009, November 1, 2014 and November 1, 2019. Interest will be paid at 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year to the holders of record at the close of business on the preceding April 15 and October 15, respectively. The notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. None of the required conditions for potential conversion of the notes by the holders occurred during 2005. The holders of the notes possess no shareholder rights, such as dividend or voting rights, unless and until they convert their notes into cash and shares of our common stock.

Long-term debt consists of the following at December 31 (in thousands):

	2005	2004
2.25% Convertible Notes, due 2024	$86,250	$86,250
Insurance premium financing agreement	—	—
Notes payable with maturities through 2009 at interest rates ranging from 8.0% to 8.5%	56	75
Capital lease obligations	48	—
	86,354	86,325
Less current portion	48	19
Long-term debt	$86,306	$86,306

Periodically, Option Care leases certain medical equipment under long-term lease agreements with original terms from 36 to 60 months that are classified as capital leases or becomes party to such leases through business acquisitions. The net book value of the medical equipment under capital leases as of December 31, 2005 and December 31, 2004 was $69,000 and zero, respectively.

We recorded interest expense of approximately $2.0 million in 2005 and approximately $300,000 in 2004. In each of 2005 and 2004, our interest expense was primarily related to our 2.25% convertible senior notes.

Maturities of long-term obligations are (in thousands):

Year Ending December 31, 2005
2006	$48
2007	26
2008	15
2009	15
2010	—
2011 and beyond	86,250
$86,354

11.   Provision for Income Taxes

The income tax provision consisted of the following (in thousands):

	Current	Deferred	Total
2005:
Federal	$10,930	$1,630	$12,560
State	1,254	43	1,297
	$12,184	$1,673	$13,857
2004:
Federal	$7,518	$2,769	$10,287
State	1,311	483	1,794
	$8,829	$3,252	$12,081
2003:
Federal	$4,354	$647	$5,001
State	632	94	726
	$4,986	$741	$5,727

A reconciliation between the income tax expense recognized in Option Care’s Consolidated Statements of Income and the income tax expense computed by applying the U.S. federal corporate income tax rate of 35% for each of 2005, 2004 and 2003, respectively, to income before income taxes follows (in thousands):

	2005	2004	2003
Computed “expected” tax expense	$12,805	$10,854	$5,056
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	843	1,166	726
Other, net	209	61	(55)
Total provision	$13,857	$12,081	$5,727

Deferred income tax assets and liabilities at December 31, 2005 and 2004 include (in thousands):

	2005		2004
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Allowance for doubtful accounts	$2,377	$—	$2,700	$—
Allowance for notes receivable	—	—	65	—
Accrued expenses	6	—	—	—
Accrued wages and benefits	115	—	204	—
Insurance claims payable	233	—	70	—
Accrued legal reserve	86	—	42	—
Deferred financing costs	—	220	—	29
Other, net	39	10	17	16
Total deferred tax assets	2,856	230	3,098	45
Deferred tax liabilities:
Tax over book depreciation	—	(1,106)	—	(1,309)
Internally developed software	—	(946)	—	(1,022)
Intangible assets	—	(7,032)	—	(5,121)
Other, net	—	—	—	(16)
Total deferred tax liabilities	—	(9,084)	—	(7,468)
Net deferred income tax asset (liability)	$2,856	$(8,854)	$3,098	$(7,423)

Our deferred tax assets and liabilities were valued based on the estimated tax rates in effect when the assets and liabilities are expected to reverse. We believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

12.   Stock Incentive Plan

Option Care’s Amended and Restated Stock Incentive Plan (1997) (the “Incentive Plan”) was originally adopted by the Board and approved by the stockholders on September 11, 1991. The Incentive Plan was amended on each of February 21, 1997, May 12, 2000, June 4, 2002 and April 12, 2004 through a vote of our stockholders. The Incentive Plan, as amended, provides for the award of cash, stock, and stock unit bonuses, and the grant of stock options and stock appreciation rights (“SARs”), to officers and employees of Option Care and its subsidiaries and other persons who provide services to us on a regular basis. The stockholders and our Board of Directors have reserved 5,625,000 shares for the granting of options under the Incentive Plan, of which approximately 1.3 million were still available to be granted as of December 31, 2005. All options under the Incentive Plan must be exercised within ten years after their grant dates. The majority of options granted under the Incentive Plan vest 25% per year on each of the first four anniversaries of the grant date. All grants to non-Board Members must be approved by the Compensation Committee of our Board of Directors. As of December 31, 2005, no cash, stock, stock unit bonuses or had been granted pursuant to the Incentive Plan.

Our Incentive Plan calls for certain formula grants to members of our Board of Directors. Upon joining our Board of Directors, new board members automatically receive 45,000 non-qualified stock options, exercisable immediately. Eligible non-employee board members also receive 15,000 non-qualified stock options at the beginning of each year they serve on the Board. Such options are exercisable in full one year after grant date. All options granted to Board members are priced based on the closing price of our common stock on the date of grant.

The following schedule details the changes in options granted under the Incentive Plan for the three years ending December 31, 2005 (shares in thousands):

	2005		2004		2003
Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	3,933	$6.79	4,494	$6.06	4,193	$5.82
Options granted	424	$13.24	731	$8.97	1,371	$6.16
Exercised	(841)	$6.60	(723)	$4.09	(369)	$2.41
Terminated	(320)	$9.41	(569)	$7.29	(701)	$6.70
Outstanding at end of year	3,196	$7.43	3,933	$6.79	4,494	$6.06
Options exercisable at year-end	1,932	$6.29	1,947	$5.99	1,822	$5.02

The following table summarizes information about the Incentive Plan and options outstanding at December 31, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable At 12/31/05	Weighted-Avg. Exercise Price
$0.40 to $3.80	591	4.0 years	$2.25	591	$2.25
$5.23 to $6.87	805	6.8 years	$6.09	395	$6.37
$7.73 to $9.15	1,318	6.5 years	$8.67	919	$8.74
$10.06 to $11.33	119	8.8 years	$10.18	27	$10.19
$12.08 to $13.96	363	9.5 years	$13.39	—	—
$0.40 to $13.96	3,196	6.5 years	$7.43	1,932	$6.29

13.   Employee Benefit Programs

(a)   401(k) Plan

We have a defined contribution plan under which we may make matching contributions based on employee elective deferrals. The match, if any, is determined at the discretion of our Board of Directors, and is set annually prior to the start of each plan year. The plan is intended to qualify as a deferred profit sharing plan under Section 401(k) of the Internal Revenue Code of 1986. Contributions are invested at the direction of the employee into one or more funds. All full-time, part-time, per visit and per diem employees who have attained the age of 21 with ninety days’ continuous service are eligible for participation in the plan. Employees who are eligible to participate in our Deferred Compensation Plan have their maximum contribution to the 401(k) Plan capped at 3%. The amount of expense recognized in 2005, 2004 and 2003 related to this plan totaled $1.1 million, $700,000 and $1.0 million, respectively. In each of these years, we elected to match 100% of the first 3% contributed by each employee, and have determined to do so again in 2006.

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

Under the ESPP, shares are purchased once per year, and are issued by February 1 of the following year. The purchase price is equal to a 15% discount off the lower of the fair market value at the beginning or the end of the offering periods, as listed on the Nasdaq National Market. The maximum number of shares to be purchased per employee is equal to $25,000 in fair market value of our common stock, calculated as of the beginning of the offering period. For the 2005 plan year, approximately 133,000 shares were issued in January 2006 to participating employees, while for the 2004 plan year, approximately 158,000 shares were issued to participating employees. The total number of shares of common stock reserved for issuance under the ESPP, as pro forma adjusted to reflect stock splits, is 1,875,000. Including the issuance in January 2006, on a split-adjusted basis, a cumulative total of 1,783,936 shares have been issued thus far, leaving 91,064 shares available for future issuance. Under the terms of our ESPP, any dividends declared by our Board of Directors and payable to active participants in the ESPP will be reinvested in additional shares of our common stock, purchased at the then-current market price.

We have historically accounted for stock-based compensation based on application of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In accordance with this Opinion and since our ESPP has been structured to qualify under Section 423 of the Internal Revenue Code, we have recorded no compensation expense during the three years ended December 31, 2005 for the 15% purchase price discount offered to ESPP participants.

(c)   Deferred compensation plan

For the past several years, we offered a Deferred Compensation Plan (DCP) to certain of our executive employees. The DCP had been established for employees who met the following criteria: classified as Area Vice President or higher and met the IRS definition of highly compensated. The DCP allowed such employees to contribute up to 25% of base salary and 100% of bonuses into the plan. Enrollment was annual. Participating employees could stop their contribution to the plan at any time during the plan year, but could not re-start contributing or change their percentage contribution until the next plan year. Each employee’s return on contributed dollars was based on their selection from a menu of mutual funds. If an employee retired or meet the retirement criteria, such employee could have their account balance distributed in annuity installments. Upon separation of employment other than through retirement, we distributed the participant’s DCP account balance, less all applicable federal and state income taxes.

In December 2004, we terminated the plan and completed a distribution to the remaining participants. We likewise liquidated the company-owned life insurance for its cash surrender value.

Prior to the termination of the DCP, employee contributions were approximately $20,000 and $100,000 in 2004 and 2003, respectively. The performance of the company-owned life insurance approximately equaled the performance of the participant’s phantom investments in the DCP during those periods. Therefore, minimal compensation expense was recorded in 2004 related to the DCP. The fund allocation of our actual investment in company-owned life insurance was designed to closely mirror the fund allocation of the participants’ phantom investments.

14.   Commitments and Contingencies

We have entered into agreements that require us to purchase minimum amounts of certain specialty pharmaceuticals during the years 2006 through 2008 from the drug’s manufacturer in return for favorable pricing on those products. Our minimum purchase commitments are expressed in units. The approximate dollar value of our minimum purchase obligations in 2006, 2007 and 2008 is $6.5 million, $6.2 million and $5.9 million, respectively.

In 2004, we entered into agreements to purchase $11.5 million of certain drugs during 2005. Likewise, in 2003, we entered into agreements to purchase $7.6 million of certain drugs during 2004. In both 2005 and 2004, we satisfied our minimum purchase obligations under these agreements.

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

We lease office space and other equipment under leases that are classified as operating leases. Operating lease expense was $8.2 million, $7.2 million, and $6.8 million for the years 2005, 2004 and 2003, respectively. The future minimum lease payments for our facility and other operating leases with initial or non-cancelable lease terms in excess of one year are as follows (in thousands):

Year ending December 31,	Facility Leases	Other Leases	Total
2006	$6,882	$313	$7,195
2007	6,220	82	6,302
2008	5,187	35	5,222
2009	3,823	23	3,846
2010	2,940	10	2,950
2011 and beyond	4,327	1	4,328
	$29,379	$464	$29,843

15.   Supplemental Cash Flow Information

(in thousands)	2005	2004	2003
Interest paid	$1,962	$20	$371
Interest capitalized related to software development costs	—	—	70
Income taxes paid	9,980	5,407	6,533

16.   Subsequent Events

Effective March 1, 2006, we acquired a home infusion and RT/DME business with operations in Connecticut, Illinois, New Jersey and Ohio. Through this acquisition we acquired full ownership of one “C” corporation and one limited liability company. The total cost of the acquisition was $5,000,000 in cash, subject to certain adjustments.

Effective March 13, 2006, we entered into a binding agreement to acquire a home infusion business with operations in New York, New York. Under terms of the agreement, we paid $25 million in cash, common stock and a note at the effective date and will receive the acquired interest in the business at the closing date, which will be the earlier of two days following the receipt of approval from the New York Department of Health or 180 days subsequent to the effective date. The total cost of the acquisition is subject to working capital and earn-out adjustments.

17.   Quarterly Financial Information (Unaudited)

The following table presents certain quarterly statement of income data for the years ended December 31, 2005 and 2004. The quarterly statement of income data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2005				2004
	Q4(1)	Q3(2)	Q2	Q1(3)	Q4	Q3	Q2	Q1
	(in thousands, except per share amounts)
Revenue	$144,225	$121,893	$119,491	$120,755	$112,679	$99,951	$98,651	$103,149
Gross profit	42,813	36,525	34,960	33,263	31,352	29,928	29,038	28,697
Income before income taxes	10,733	8,708	8,743	8,401	8,325	7,716	7,829	7,142
Net income	6,674	5,360	5,409	5,285	5,315	4,630	4,701	4,285
Basic income per share	0.20	0.16	0.17	0.16	0.17	0.14	0.15	0.14
Diluted income per share	$0.20	$0.16	$0.16	$0.16	$0.16	$0.14	$0.14	$0.13

(1)          The Q4 2005 revenue, gross profit and net income include franchise settlement gains of $3,264.

(2)          The Q3 2005 revenue, gross profit and net income include a franchise settlement gain of $506.

(3)          The Q1 2005 revenue, gross profit and net income include a franchise settlement gain of $791.

Our results of operations are partially affected by seasonal factors. One of the specialty pharmaceuticals that we distribute, Synagis®, is a preventive drug used to protect high-risk pediatric patients against respiratory synctial virus (RSV). Treatments typical consist of monthly Synagis® injections during the RSV season, which lasts from approximately October through April. Our quarterly revenue from sales of Synagis® in 2005 and 2004 was as follows (amounts in thousands):

	2005				2004
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Synagis® revenue	$15,905	$862	$4,492	$15,536	$9,455	$571	$3,955	$14,251
Percent of total revenue	11.0%	0.7%	3.8%	12.9%	8.4%	0.6%	4.0%	13.8%

Option Care, Inc. and Subsidiaries
Schedule II Valuation and Qualifying Accounts
Years Ended December 31, 2005, 2004 and 2003
(in thousands)

Allowance for Doubtful Accounts:

Year Ended	Balance Beginning of Period	Charged To Expense	(A)Deductions	Balance End of Period
December 31, 2005	$6,879	$9,703	$(10,585)	$5,997
December 31, 2004	8,502	6,615	(8,238)	6,879
December 31, 2003	$7,019	$14,274	$(12,791)	$8,502

Allowance for Uncollectible Notes Receivable—Current and Long Term:

Year Ended	Balance Beginning of Period	Charged To Expense	(A)(B)Deductions	Balance End of Period
December 31, 2005	$165	$—	$(165)	$—
December 31, 2004	—	—	165	165
December 31, 2003	$37	$—	$(37)	$—

(A)       Represents accounts written off in current year, less collections on prior years’ write-offs.

(B)        For the year ended December 31, 2004, the negative Deductions of $165 in the Allowance for Uncollectible Notes Receivable was related to a note receivable signed in 2004. The note was reserved at 100% of its value and no revenue or bad debt expense was recorded related to this note during 2004. This note was subsequently collected in full during 2005 and $165 of revenue was recorded in connection with this note during 2005.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during fiscal year 2005.

Item 9A.                CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2005. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2005. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that we maintained effective internal control over financial reporting as of December 31, 2005.

Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. This report appears in Item 8 of this Annual Report on Form 10-K under the heading, “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Changes in internal controls over financial reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               OTHER INFORMATION

None.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to Information Concerning Officers and Directors and Section 16(a) Beneficial Ownership Reporting Compliance in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the commission by April 30, 2006.

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

The Company had determined that Kenneth S. Abramowitz, member of the Audit Committee of the Board of Directors, qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and that Mr. Abramowitz is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

Item 11.                 EXECUTIVE COMPENSATION

Incorporated by reference to Executive Compensation in our definitive Proxy Statement to be filed with the Commission by April 30, 2006.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to Security Ownership of Certain Beneficial Owners and Management in our definitive Proxy Statement to be filed with the Commission by April 30, 2006.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under the Company’s equity compensation plans as of December 31, 2005. (All share and per share amounts set forth in the table and following narrative have been adjusted to reflect the 3-for-2 stock split effective March 31, 2005 for stockholders of record as of March 17, 2005. Share amounts in thousands.):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	3,329	$7.53	1,436	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	3,329	$7.53	1,436

(1)          Includes the Amended and Restated Stock Incentive Plan (1997) and the 2001 Employee Stock Purchase Plan.

(2)          Includes 91,000 shares of stock that may be acquired by eligible employees under the Company’s 2001 Employee Stock Purchase Plan.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to Certain Relationships and Related Transactions in our definitive Proxy Statement to be filed with the Commission by April 30, 2006.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to Principal Accountant Fees and Services in our definitive Proxy Statement to be filed with the Commission by April 30, 2006.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)

The Consolidated Financial Statements of Option Care and its subsidiaries and our independent registered public accounting firm’s reports thereon are included on pages 55 through 84 of this Annual Report on Form 10-K:

(2)          Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts	85

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
Rajat Rai Chief Executive Officer and Director Date: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Name	Title	Date
/s/ RAJAT RAI	Chief Executive Officer and Director	March 16, 2006
Rajat Rai
/s/ PAUL MASTRAPA	Chief Financial Officer (Principal Accounting	March 16, 2006
Paul Mastrapa	Officer and Principal Financial Officer)
/s/ KENNETH S. ABRAMOWITZ	Director	March 16, 2006
Kenneth S. Abramowitz
/s/ EDWARD A. BLECHSCHMIDT	Director	March 16, 2006
Edward A. Blechschmidt
/s/ LEO HENIKOFF	Director	March 16, 2006
Leo Henikoff
/s/ JOHN N. KAPOOR	Chairman of the Board	March 16, 2006
John N. Kapoor
/s/ JEROME F. SHELDON	Director	March 16, 2006
Jerome F. Sheldon

EXHIBIT INDEX

Exhibit Number
3.1

Certificate of Incorporation of the Registrant, together with Certificate of Amendment thereto filed February 18, 1992. Filed as Exhibit 3(a) to our Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.

3.2

Certificate of Amendment to Certificate of Incorporation of the Registrant filed March 25, 1992. Filed as Exhibit 3(c) to our Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.

3.3

Certificate of Amendment to Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on June 18, 2002. Filed as Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 and incorporated by reference herein.

3.4	Restated By-laws of the Registrant dated June 1, 1994. Filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ending December 31, 1994 and incorporated by reference herein.
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

10.5	Option Care, Inc. 401(k) Profit Sharing Plan. Filed as Exhibit 10(b) to our Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
10.6

Amendment to the 1992 401(k) Profit Sharing Plan of the Registrant dated January 1, 1996. Filed as Exhibit 10.3(a) to our Annual Report on Form 10-K for the year ending December 31, 1997 and incorporated by reference herein.

10.8	Form of Franchise Agreement. Filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ending December 31, 1996 and incorporated by reference herein.
10.10

Consulting Agreement between the Registrant and EJ Financial Enterprises, Inc. Filed as Exhibit 10(o) to our Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.

10.22

Amendment No. 1 to the Consulting Agreement between EJ Financial Enterprises, Inc. and Option Care, Inc., dated October 1, 1999. Filed as Exhibit 10.30 to our Annual Report for the year ended December 31, 1999 and incorporated by reference herein.

10.24	2001 Employee Stock Purchase Plan. Filed as Exhibit A to our definitive proxy statement for the 2000 Annual Shareholders Meeting and incorporated by reference herein.*
10.26

Participation Agreement between Health Options, Inc. and Option Care, Inc. effective as of June 1, 1997. 2001. Filed as Exhibit 10.26 to Amendment No. 1 to our Annual Report on Form 10-K/A filed September 10, 2001 and incorporated by reference herein.

10.27

Prescription Drug Agreement among Blue Cross and Blue Shield of Florida, Inc., Health Options, Inc. and Option Care, Inc. dated March 8, 2000. Filed as Exhibit 10.27 to Amendment No. 1 to our Annual Report on Form 10-K/A filed September 10, 2001 and incorporated by reference herein.

10.28

Amendment to Participation Agreement between Health Options, Inc. and Option Care, Inc. dated as of April 1, 2001. Filed as Exhibit 10.28 to Amendment No. 1 to our Annual Report on Form 10-K/A filed September 10, 2001 and incorporated by reference herein.**

10.29

Deferred Compensation Plan for certain Executives, effective as of January 1, 2001. Filed as Exhibit 10.29 to Amendment No. 1 to our Annual Report on Form 10-K/A filed September 10, 2001 and incorporated by reference herein.**

10.32

Injectible Drugs Agreement, effective as of September 5, 2001 between Health Options, Inc. and Option Med, Inc. Filed as Exhibit 10.1 to our Form 8-K/A filed on October 10, 2001 and incorporated herein by reference.

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

10.42	Amended and Restated Stock Incentive Plan (1997). Filed as Appendix A to our definitive proxy statement for the 2004 Annual Shareholders Meeting and incorporated by reference herein.*
12.1	Consolidated Statement regarding Computation of Ratios of Earnings to Fixed Charges.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certification of Chief Executive Officer and of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Exchange Act.

*                    Management contracts and compensatory plans and arrangements.

**             Portions of this Exhibit are subject to a Confidential Treatment Request pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, filed with the SEC on September 10, 2001 and amended October 10, 2001.