Form 10-Q
period 2006-03-31
OPTION CARE INC/DE
filed 2006-05-10
CIK 884064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________ to ______________

Commission file number 0-19878

OPTION CARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3791193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

485 Half Day Road, Suite 300
Buffalo Grove, Illinois	60089
(Address of principal executive offices)	(zip code)

(847) 465-2100
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Issued and Outstanding
Class	as of May 1, 2006

Common Stock - $0.01 par value	33,657,237

OPTION CARE, INC. AND SUBSIDIARIES

INDEX

DESCRIPTION

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets—March 31, 2006 and December 31, 2005

Condensed consolidated statements of income—Three months ended March 31, 2006 and 2005

Condensed consolidated statements of cash flows—Three months ended March 31, 2006 and 2005

Notes to condensed consolidated financial statements—March 31, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2006 (Unaudited)	December 31, 2005 (Restated-Note 1)

Assets
Current assets:
Cash and cash equivalents	$12,611	$7,816
Short-term investments	14,250	41,042
Accounts receivable, net	113,548	95,297
Inventory	18,634	15,490
Deferred income tax benefit	3,544	2,856
Other current assets	6,410	9,942

Total current assets	168,997	172,443
Equipment and other fixed assets, net	21,317	18,905
Goodwill, net	141,050	112,220
Other assets	13,343	12,996
Assets held for sale	282	—

Total assets	$344,989	$316,564

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$38,358	$29,958
Current portion of long-term debt	49	48
Other current liabilities	15,840	9,743

Total current liabilities	54,247	39,749
Long-term debt, less current portion	86,293	86,306
Deferred income tax liability	9,776	9,084
Other liabilities	816	665
Minority interest	655	593

Total liabilities	151,787	136,397

Stockholders’ equity:
Common stock, $.01 par value per share, 60,000 shares authorized, 33,081 and 32,838 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	331	328
Common stock to be issued, 596 and 134 shares at March 31, 2006 and December 31, 2005, respectively	7,902	1,311
Additional paid-in capital	130,470	128,158
Retained earnings	54,499	50,370

Total stockholders’ equity	193,202	180,167

Total liabilities and stockholders’ equity	$344,989	$316,564

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2006	2005 (Restated-Note 1)

Revenue:
Specialty pharmacy services	$95,799	$74,897
Infusion and related healthcare services	57,378	42,848
Other	2,076	3,010
Total revenue	155,253	120,755
Cost of revenue:
Cost of goods sold	98,179	75,692
Cost of services provided	16,203	11,843
Total cost of revenue	114,382	87,535

Gross profit	40,871	33,220

Selling, general and administrative expenses	28,576	22,443
Provision for doubtful accounts	3,468	2,326
Depreciation and amortization	1,144	904

Total operating expenses	33,188	25,673

Operating income	7,683	7,547
Interest income (expense)	8	(44)
Other expense, net	(62)	(47)

Income before income taxes	7,629	7,456
Income tax provision	2,512	2,784

Net income from continuing operations	$5,117	$4,672

Discontinued operations:
Loss on discontinued operations, net of income taxes	(327)	—

Net income	$4,790	$4,672

Net income from continuing operations per common share:
Basic	$0.15	$0.15

Diluted	$0.15	$0.14

Net income per common share:
Basic	$0.14	$0.15

Diluted	$0.14	$0.14

Shares used in computing net income per share:
Basic	33,163	32,103
Diluted	35,091	33,414

Cash dividends per share	$0.02	$0.0133

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2006	2005 (Restated-Note 1)

Cash flows from operating activities:
Net income	$4,790	$4,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,879	1,366
Provision for doubtful accounts	3,542	2,326
Loss from equity investees	(33)	—
Non-cash stock compensation expense	89	945
Deferred income taxes	(154)	189
Changes in assets and liabilities:
Accounts and notes receivable	(11,453)	(5,197)
Inventory	(1,358)	3,469
Accounts payable	(8)	(1,851)
Income taxes receivable/payable	2,012	(81)
Change in other assets and liabilities	2,543	52

Net cash provided by operating activities	1,849	5,890

Cash flows from investing activities:
Purchases of short-term investments	(4,000)	(88,954)
Sales of short-term investments	30,792	78,510
Purchases of equipment and other, net	(3,416)	(989)
Payments for acquisitions, net of cash acquired	(21,246)	(7,082)

Net cash provided by (used in) investing activities	2,130	(18,515)

Cash flows from financing activities:
Increase in financing costs	—	(134)
Income tax benefit from exercise of stock options	282	1,288
Payments on capital leases and other debt	(12)	(10)
Proceeds from issuance of stock	1,207	3,697
Payments of dividends to common stockholders	(661)	(428)

Net cash provided by financing activities	816	4,413

Net increase (decrease) in cash and cash equivalents	4,795	(8,212)
Cash and cash equivalents, beginning of period	7,816	19,816
Cash and cash equivalents, end of period	$12,611	$11,604

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Option Care’s Annual Report on Form 10-K for the year ended December 31, 2005.

In addition, the balance sheet at December 31, 2005 and statements of income and cash flows for the three months ended March 31, 2005 have been restated to reflect the impact of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, as of January 1, 2006 utilizing the modified retrospective method (see also Note 9, Stock-based Compensation) and to reflect the correction of errors in previously reported pro-forma disclosures of stock-based compensation as then required by SFAS No. 123, Accounting for Stock-Based Compensation. The errors in previously reported pro-forma disclosures of stock-based compensation were due to improper tax treatment of compensation expense from our employee stock purchase plan and improper accelerated expensing of certain prior years’ grants.

The following table sets forth the impact of the adoption of SFAS No. 123(R) utilizing the modified retrospective method and the correction of errors in previously reported pro-forma disclosures of stock-based compensation on the Condensed Consolidated Balance Sheet as of December 31, 2005 (in thousands):

	As Reported	Effect of FAS 123(R) Adoption	As Restated

Total current assets	$172,443	$—	$172,443
Equipment and other fixed assets, net	18,905	—	18,905
Goodwill, net	112,220	—	112,220
Other intangible assets, net(1)	3,450	—	3,450
Investment in affiliates(1)	4,911	—	4,911
Non-current portion of deferred income tax benefit(1)	230	2,886	3,116
Other long-term assets(1)	1,519	—	1,519

Total assets	$313,678	$2,886	$316,564

Total liabilities	136,397	—	136,397

Common stock and common stock to be issued	1,639	—	1,639
Additional paid-in capital	113,686	14,472	128,158
Retained earnings	61,956	(11,586)	50,370

Total stockholders’ equity	177,281	2,886	180,167

Total liabilities and stockholders’ equity	$313,678	$2,886	$316,564

(1) Included in the accompanying restated Condensed Consolidated Balance as of December 31, 2005 in Other assets.

The following table sets forth the impact of the adoption of SFAS No. 123(R) utilizing the modified retrospective method and the correction of errors in previously reported pro-forma disclosures of stock-based compensation on the Condensed Consolidated Statement of Income for the three months ended March 31, 2005 (in thousands, except per share amounts):

	As Reported	Effect of FAS 123(R) Adoption	As Restated

Total revenue	$120,755	$—	$120,755

Cost of goods sold	75,692	—	75,692
Cost of services provided	11,800	43	11,843
Total cost of revenue	87,492	43	87,535

Gross profit	33,263	(43)	33,220

Selling, general and administrative expenses	21,541	902	22,443
Other operating expenses	3,230	—	3,230
Total operating expenses	24,771	902	25,673

Operating income	8,492	(945)	7,547
Interest expense	(44)	—	(44)
Other expense, net	(47)	—	(47)

Income before income taxes	8,401	(945)	7,456
Income tax provision	3,116	(332)	2,784
Net income	$5,285	$(613)	$4,672

Net income per common share:

Basic	$0.16	$(0.01)	$0.15

Diluted	$0.16	$(0.02)	$0.14

Shares used in computing net income per share:
Basic	32,103	—	32,103
Diluted	33,265	149	33,414

The following table sets forth the impact of the adoption of SFAS No. 123(R) utilizing the modified retrospective method and the correction of errors in previously reported pro-forma disclosures of stock-based compensation on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005 (in thousands):

	As Reported	Effect of FAS 123(R) Adoption	As Restated

Cash flows from operating activities:
Net income	$5,285	$(613)	$4,672
Adjustments to reconcile net income to cash provided by operating activities:
Non-cash stock compensation expense	—	945	945
Deferred income taxes	521	(332)	189
Income tax benefit from exercise of stock options	1,288	(1,288)	—
Other changes in assets and liabilities	84	—	84

Net cash provided by operating activities	7,178	(1,288)	5,890

Net cash used in investing activities	(18,515)	—	(18,515)

Cash flows from financing activities:
Income tax benefit from exercise of stock options	—	1,288	1,288
Other cash flows from financing activities	3,125	—	3,125

Net cash provided by financing activities	3,125	1,288	4,413

Net decrease in cash and cash equivalents	(8,212)	—	(8,212)
Cash and cash equivalents, beginning of period	19,816	—	19,816
Cash and cash equivalents, end of period	$11,604	$—	$11,604

2.  Long-Term Debt

On November 2, 2004, we completed an offering of $75 million of 2.25% convertible senior notes due 2024 in a private placement to qualified institutional buyers. The initial purchasers were granted the option to purchase up to an additional $11.25 million principal amount of notes and exercised this option in full on November 9, 2004. We filed a Registration Statement on Form S-3 on January 24, 2005, as subsequently amended, to register the notes under the Securities Act of 1933. The notes are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 55.5278 shares per $1,000 principal amount of notes (which represents an initial conversion price of $18.01 per share), in certain circumstances. The conversion rate and conversion price were subsequently adjusted to 83.4199 and $11.99 per share, respectively, pursuant to the terms of the notes as a result of our 3-for-2 common stock split on March 31, 2005 and $0.02 per share dividends paid on June 10, September 2, and December 2, 2005 and March 24, 2006. Holders may convert their notes into cash and, if applicable, shares of our common stock prior to the stated maturity only under the following circumstances: (1) during any calendar quarter after the calendar quarter ended December 31, 2004, if the closing sale price of our common stock for each of 20 or more consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period (the “note measurement period”) in which the average trading price per $1,000 principal amount of notes was equal to or less than 97% of the average conversion value of the notes during the note measurement period; (3) upon the occurrence of specified corporate transactions; or (4) if we have called the notes for redemption. In general, upon conversion, the holder of each note will receive the conversion value of the note payable in cash, up to the principal amount of the note, and common stock for the note’s conversion value in excess of such principal amount (plus an additional cash payout in lieu of fractional shares). If the notes are surrendered for conversion in connection with certain fundamental changes that occur before November 1, 2009, holders will in certain circumstances also receive a make-whole premium in addition to the cash and shares to which holders are otherwise entitled to receive upon conversion. The convertible senior notes will mature on November 1, 2024 and will not be redeemable by us prior to November 1, 2009. Holders of the convertible notes may require us to repurchase all or a portion of the convertible notes for cash on November 1, 2009, November 1, 2014 and November 1, 2019. Interest will be paid at 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year to the holders of record at the close of business on the preceding April 15 and October 15, respectively. The notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. None of the required conditions for potential conversion of the notes by the holders occurred during the first quarter of 2006. The holders of the notes possess no stockholder rights, such as dividend or voting rights, unless and until they convert their notes into cash and shares of our common stock.

3.   Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share amounts):

	Three months ended March 31,
	2006	2005 (Restated)
Basic:
Net income from continuing operations	$5,117	$4,672
Net loss from discontinued operations	(327)	—

Net income	$4,790	$4,672

Average shares outstanding	33,163	32,103

Basic earnings from continuing operations per share	$0.15	$0.15
Basic loss from discontinued operations per share	(.01)	—

Basic earnings per share	$0.14	$0.15

Diluted:
Net income from continuing operations	$5,117	$4,672
Net loss from discontinued operations	(327)	—

Net income	$4,790	$4,672

Average shares outstanding	33,163	32,103
Net effect of dilutive stock options — Based on the treasury stock method	1,034	1,162
Net effect of dilutive contingently convertible debt (1)	894	149

Total diluted shares	35,091	33,414

Diluted earnings from continuing operations per share	$0.15	$0.14
Diluted loss from discontinued operations per share	(.01)	—

Diluted earnings per share	$0.14	$0.14

(1) Weighted average shares issuable upon conversion of all $86.3 million of our 2.25% convertible senior notes due 2024.

4.  Operating Segments

We report our results of operations from one identifiable segment, with three service lines: specialty pharmacy services, infusion and related healthcare services, and other.

Specialty pharmacy services involve the distribution of injectable and infused pharmaceuticals to treat a wide range of chronic health conditions. We purchase specialty pharmaceuticals from manufacturers and wholesale distributors, fill prescriptions provided by physicians, and label, package and deliver the pharmaceuticals to patients’ homes or physicians’ offices, either ourselves or through contract couriers. These pharmaceuticals may require refrigeration during shipping as well as special handling to prevent potency degradation. Depending on therapy, we may also administer the specialty pharmaceuticals to the patient at one of our ambulatory infusion centers. Patients receiving treatment are often provided special counseling and education regarding their condition and treatment program.

Infusion and related healthcare services typically involve the intravenous administration of medications at the patient’s home or other non-hospital sites such as one of our ambulatory infusion suites. Infusion pharmacy services treat a wide range of acute and chronic health conditions, including infections, dehydration, cancer, pain and nutritional deficiencies. All of our company-owned pharmacies provide infusion pharmacy services. Several of our company-owned pharmacies also provide home health nursing services, respiratory therapy services and home medical equipment sales and rentals. We also have one location that provides home hospice services.

Other revenue consists of royalties and other fees generated from our franchised pharmacy network and, for the quarter ended March 31, 2005, software licensing and support revenue generated by our subsidiary, Management by Information, Inc. (“MBI”). The MBI business was sold during the fourth quarter of 2005 and therefore other revenue for the quarter ended March 31, 2006 does not include software licensing and support revenue.

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

The following table sets forth information regarding revenue and accounts receivable related to our most significant payors as of the dates and for the periods presented:

	Revenue		Accounts Receivable
	Three months ended March 31,		March 31,	December 31,
	2006	2005	2006	2005

Blue Cross and Blue Shield of Florida	13%	15%	8%	9%
Medicare & Medicaid	19%	17%	23%	22%
All other payors (1)	68%	68%	69%	69%

Total	100%	100%	100%	100%

(1) No other payor represents 10% or more of revenue or accounts receivable as of the dates and for the periods presented.

6.              Seasonal Revenue Trends

Synagis®, one of the specialty pharmaceuticals that we provide to patients, is seasonal. Synagis® is a drug used for the prevention of respiratory syncytial virus (RSV) in high-risk pediatric patients. RSV infection is a seasonal condition, with the season generally lasting from October through April.

Option Care’s quarterly Synagis® revenue for the year 2005 and the first quarter of 2006 was as follows (in thousands):

	Synagis® revenue	% of Total Revenue(1)
Quarter ended March 31, 2005	$15,536	12.9%
Quarter ended June 30, 2005	4,492	3.8%
Quarter ended September 30, 2005	862	0.7%
Quarter ended December 31, 2005	15,905	11.2%
Fiscal year 2005	$36,795	7.3%

Quarter ended March 31, 2006	$27,102	17.5%

(1) Percent of total revenue is calculated based on total revenue from continuing operations.

7.              Acquisitions

Effective March 13, 2006 (the “Effective Date”), we entered into a binding purchase agreement to acquire a home infusion business with operations in New York, New York. The purchase price was $25.0 million, of which $16.5 million was paid in cash on the Effective Date, $7.5 million was paid in shares of our common stock and $1.0 million is payable pursuant to the terms of a note. Under terms of the purchase agreement, we will receive the acquired interest in the business at the closing date, which will be the earlier of two days following the receipt of approval from the New York Department of Health or six months subsequent to the Effective Date. The total cost of the acquisition is subject to working capital and earn-out adjustments. The total purchase price was allocated $21.9 million to goodwill and the remainder to accounts receivable and other working capital items. This purchase price allocation is preliminary and subject to further adjustments based on additional information to be provided by the seller. We anticipate that all of the goodwill will be deductible for tax purposes.

Financial Accounting Standards Board Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, addresses the consolidation of business enterprises to which customary conditions of consolidation, such as a majority voting interest, do not apply. As a result of the purchase agreement and related joint coordination agreement, the acquired business is deemed to be a variable interest entity (“VIE”) and we are the primary beneficiary of this VIE as of the Effective Date. Accordingly, we have included the business in our consolidated financial reporting as of the Effective Date. Prior to the closing date, and subsequent to the Effective Date, creditors of the VIE will not have recourse to the assets of our company. Subsequent to the closing date, the acquired business will cease to be a VIE and will become a wholly-owned subsidiary of our company.

Effective March 1, 2006, we acquired a home infusion and RT/DME business with operations in Connecticut, Illinois, New Jersey and Ohio. Through this acquisition we acquired full equity ownership of one “C” corporation and one limited liability company for

$5.0 million in cash, subject to certain adjustments. The total purchase price, including assumed liabilities, is allocated $3.6 million to goodwill, $3.5 million to accounts receivable, and the remainder to fixed assets, intangibles and certain working capital items. This purchase price allocation is preliminary and subject to further adjustments based on additional information to be provided by the seller. We anticipate that substantially all of the goodwill will be deductible for tax purposes.

The following table sets forth information regarding the changes in our gross and net goodwill during the quarter ended March 31, 2006 (in thousands):

	Goodwill	Accumulated Amortization	Goodwill, net

December 31, 2005	$116,160	$3,940	$112,220
Acquisitions	25,868	—	25,868
Prior year acquisitions	3,057	—	3,057
Held for sale reclassification	(95)	—	(95)

March 31, 2006	$144,990	$3,940	$141,050

8.              Discontinued Operations

In January 2006, we began exploring strategic alternatives for our home health agency (HHA) in Portland, Oregon, including the possible sale or disposition of certain operating assets of the HHA business. The HHA was acquired on October 1, 2005 and is not viewed as a strategic asset of the company. At the end of the first quarter of 2006, a determination was made that the HHA business would be sold or cease operations. The net book value of these operating assets was $300,000 as of March 31, 2006 and these assets are classified as held for sale in accordance with SFAS No. 144, in our Condensed Consolidated Balance Sheet as of that date. In addition, the HHA incurred a pre-tax loss of $500,000 for the quarter ended March 31, 2006. This pre-tax loss is included in the $300,000 net loss on discontinued operations, shown net of a $200,000 income tax benefit, in our Condensed Consolidated Statement of Income for the three months ended March 31, 2006 and represents a $0.01 reduction to net income per diluted share for that period. We expect to consummate a sale or disposition of the HHA business during 2006.

The following table sets forth operating results from discontinued operations for the three months ended March 31, 2006 (in thousands):

Three months ended March 31, 2006

Total revenue	$1,842

Loss from discontinued operations before income taxes	(487)
Income tax provision	(160)
Net loss from discontinued operations	$(327)

9.              Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, utilizing the modified retrospective method. Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and shares purchased under our employee stock purchase plan, to be recognized in the income statement based on their fair values. We have restated the results for all prior periods to include compensation cost for all share-based payments based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

The following table sets forth the impact to our income before taxes, net income and basic and diluted earnings per common share for the three months ended March 31, 2006 and 2005 of the adoption of SFAS No. 123(R) utilizing the modified retrospective method (in thousands, except per share amounts):

	Three months ended March 31,
	2006	2005
Impact on net income for all stock-based compensation:
Stock option grants	(464)	(356)
Employee stock purchase plan withholdings	(108)	(92)
Cumulative effect of a change in estimate	483	—
Correction of pro-forma disclosure compensation expense	—	(497)

Total impact on income before income taxes	(89)	(945)

Provision for income taxes	(7)	176
Correction of pro-forma disclosure income tax benefit	—	156

Total impact on net income	$(96)	$(613)

Impact on net income per common share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.02)

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, we have reclassified the $1.3 million excess tax benefit as a financing cash inflow on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005.

We amortize the calculated fair value of our outstanding stock options straight-line over the vesting period of the options. The fair value of options granted under our stock option plan during the quarters ended March 31, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	March 31,
	2006	2005

Annual dividend yield per share	$0.08	$0.08
Expected volatility	26%	40%
Weighted average risk-free interest rate	4.58%	3.54%
Expected grant life (years)	4.7	4.0
Weighted average per share fair value of options granted	$4.09	$4.15

During the quarter ended March 31, 2006, we issued 110,000 shares of our common stock for the exercise of options granted from our stock incentive plan and 133,000 shares of our common stock for shares purchased from our employee stock purchase plan.

10.       Quarterly Dividends

In May 2004, our Board of Directors authorized the adoption of a quarterly dividend policy. Each quarter, our Board of Directors will determine the dividend amount per share, if any. During each of the fiscal quarters beginning with the quarter ended June 30, 2004 through the quarter ended March 31, 2005, our board declared a dividend of $0.0133 per share. During each of the fiscal quarters beginning with the quarter ended June 30, 2005 our Board declared a $0.02 per share dividend. The $0.02 per share dividend in the quarter ended March 31, 2006 was paid March 24, 2006 to stockholders of record as of March 10, 2006.

11.       Subsequent Events

On May 5, 2006, we entered into a Credit Agreement (the “Agreement”) and related Guaranty and Collateral Agreement with LaSalle Bank National Association, which will serve as Administrator, Collateral Agent and Arranger of a five-year, $35 million revolving credit facility created pursuant to the Agreement. The obligations under the Agreement are secured by substantially all of the assets of Option Care and our subsidiaries.

The Agreement provides for a commitment fee, calculated and paid quarterly on a sliding scale from 0.225% to 0.150%, based on the average daily unused portion of the facility. Depending on our level of borrowing under the credit facility and amount of other debt commitments as defined in the Agreement, Option Care may select interest rates ranging from the LIBOR plus 1.00% to 1.75%, or the bank’s base rate plus 0% to 0.25%. The interest owed from borrowings under the credit facility is also calculated and paid quarterly.

This Agreement requires us to meet certain financial covenants customary for transactions of this type. We may elect to increase the available borrowings under the credit facility by a minimum of $20 million per election up to a maximum available credit of $100 million within the first two years of the Agreement. In addition, for a fee, Option Care may secure up to $2.5 million in letters of credit. The Agreement expires on May 5, 2011.

On May 5, 2006, our Board of Directors declared a dividend of $0.02 per share. This dividend is payable on June 5, 2006 for stockholders of record as of May 22, 2006.

12.       Comprehensive Income

Net income was our only component of comprehensive income for the quarters ended March 31, 2006 and 2005.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures and the anticipated or potential effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us, or on our behalf. These risks and uncertainties include, but are not limited to, uncertainties affecting our businesses and our franchisees relating to acquisitions and divestitures (including continuing obligations with respect to completed transactions), sales and renewals of franchises, government and regulatory policies (including federal, state and local efforts to reform the delivery of and payment for healthcare services), general economic conditions (including economic conditions affecting the healthcare industry in particular), the pricing and availability of equipment and services, technological developments and changes in the competitive environment in which we operate. For a more comprehensive description of risks applicable to our business, see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report or to reflect the occurrence of unanticipated events.

OVERVIEW

We provide specialty pharmacy services and infusion pharmacy and other related healthcare services to patients at home or at alternate sites such as infusion suites and physician’s offices. We contract with managed care organizations and other third party payors who reimburse us for the services we provide to their subscriber members. Our services are provided through our national network of 56 company-owned and managed locations, our 65 franchise-owned pharmacies and our two company-owned, high-volume distribution facilities.

We have three service lines: specialty pharmacy services, infusion and related healthcare services, and other. Specialty pharmacy services involve the distribution of injectable and infused pharmaceuticals to treat a wide range of chronic health conditions. We purchase specialty pharmaceuticals from manufacturers and wholesale distributors, fill prescriptions provided by physicians, and label, package and deliver the pharmaceuticals to patients’ homes or physicians’ offices, either ourselves or through contract couriers. These pharmaceuticals may require refrigeration during shipping as well as special handling to prevent potency degradation. Depending on therapy, we may also administer the specialty pharmaceuticals to the patient at one of our ambulatory infusion centers. Patients receiving treatment are often provided special counseling and education regarding their condition and treatment program. Infusion and related healthcare services typically involve the intravenous administration of medications at the patient’s home or other non-hospital sites such as one of our ambulatory infusion suites. Infusion pharmacy services treat a wide range of acute and chronic health conditions, including infections, dehydration, cancer, pain and nutritional deficiencies. All of our company-owned pharmacies provide infusion pharmacy services. Several of our company-owned pharmacies also provide home health nursing services, respiratory therapy services and home medical equipment sales and rentals. We also have one location that provides home hospice services. Other revenue consists of royalties and other fees generated from our franchised pharmacy network and, for the quarter ended March 31, 2005, software licensing and support revenue generated by our subsidiary, MBI. The MBI business was sold during the fourth quarter of 2005 and therefore other revenue for the quarter ended March 31, 2006 does not include software licensing and support revenue.

Summarized information about revenues and gross profit from continuing operations for each of our service lines is provided in the following table (amounts in thousands):

	Three months ended March 31, 2006				Three months ended March 31, 2005
	Revenue	% of Total	Gross Profit	Gross Profit %	Revenue	% of Total	Gross Profit	Gross Profit %

Specialty pharmacy services	$95,799	61.7%	$13,180	13.8%	$74,897	62.0%	$11,553	15.4%
Infusion and related healthcare services	57,378	37.0%	25,615	44.6%	42,848	35.5%	18,754	43.8%
Other	2,076	1.3%	2,076	100.0%	3,010	2.5%	2,913	96.8%

Total	$155,253	100.0%	$40,871	26.3%	$120,755	100.0%	$33,220	27.5%

We derive most of our revenue from contracts with third party payors, such as managed care organizations, insurance companies, self-insured employers and Medicare and Medicaid programs. Our principal managed care contract is with Blue Cross Blue Shield of Florida for the provision of specialty pharmacy services and infusion pharmacy services to their members. For the three months ended March 31, 2006 and 2005, respectively, approximately 13% and 15% of our revenue was generated from this contract. As of March 31, 2006 and December 31, 2005, respectively, 8% and 9% of our accounts receivable was due from Blue Cross Blue Shield of Florida. The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term. No other single managed care payor represents more than 10% of our revenue.

We also provide services that are reimbursable through government healthcare programs such as Medicare and state Medicaid programs. For the three months ended March 31, 2006 and 2005, respectively, approximately 19% and 17% of our revenue was generated from government healthcare programs. As of March 31, 2006 and December 31, 2005, respectively, 23% and 22% of our total accounts receivable was due from these government healthcare programs.

Many of the pharmaceuticals we provide are reimbursed at some percentage of the Average Wholesale Price (AWP) for those pharmaceuticals. AWP for most pharmaceuticals is compiled and published by private companies, including First DataBank, Inc. In recent years, we have seen reductions to AWP for certain of the pharmaceuticals that we provide to patients as a result of government investigations and other legal and regulatory actions. Any modifications to the AWP system or reductions in AWP for the products we provide to patients could narrow our gross profit margins. In addition, some managed care providers are adopting ASP as the standard measure for determining reimbursement rates in new or renegotiated contracts. ASP-based pricing is generally lower than AWP-based pricing. To the extent that we are not able to negotiate new ASP-based contracts with managed care providers that contain gross profit margins comparable to our existing AWP-based contracts, our revenue and gross profit may be reduced.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 regulates the manner in which covered outpatient drugs are reimbursed by the Medicare program, which could result in lower reimbursement for physicians. A small portion of the home infusion drugs we provide are covered under Medicare’s durable medical equipment (DME) benefit. The payment rates for drugs and services administered by us in this manner generally were not affected by the enacted legislation and will continue to be 95% of the AWP in effect as of October 1, 2003.

As part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, a prescription drug benefit has been added under Medicare Part D. Under the Part D final regulations, additional home infusion drugs that were not previously covered under Part B are now covered under Part D.

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

RESULTS OF OPERATIONS

The following table shows the results of our operations for the three months ended March 31, 2006 and 2005, expressed in amounts and percentages of revenue (in thousands):

	Three Months Ended March 31, 2006		Three months Ended March 31, 2005 (Restated)
	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Specialty pharmacy services	$95,799	61.7%	$74,897	62.0%
Infusion and related healthcare services	57,378	37.0%	42,848	35.5%
Other	2,076	1.3%	3,010	2.5%
Total revenue	155,253	100.0%	120,755	100.0%

Cost of revenue:
Cost of goods sold	98,179	63.3%	75,692	62.7%
Cost of services provided	16,203	10.4%	11,843	9.8%
Total cost of revenue	114,382	73.7%	87,535	72.5%

Gross profit	40,871	26.3%	33,220	27.5%

Selling, general and administrative expenses	28,576	18.4%	22,443	18.6%
Provision for doubtful accounts	3,468	2.2%	2,326	1.9%
Depreciation and amortization	1,144	0.8%	904	0.8%

Total operating expenses	33,188	21.4%	25,673	21.3%

Operating income	7,683	4.9%	7,547	6.3%
Interest income (expense), net	8	― %	(44)	― %
Other expense, net	(62)	― %	(47)	― %

Income from continuing operations before income taxes	7,629	4.9%	7,456	6.2%
Income tax provision	2,512	1.6%	2,784	2.3%

Net income from continuing operations	$5,117	3.3%	$4,672	3.9%

Discontinued operations:
Loss on discontinued operations, net of income taxes	(327)	(0.2)%	―	― %

Net income	$4,790	3.1%	$4,672	3.9%

Three Months Ended March 31, 2006 and 2005

In the quarter ended March 31, 2006, our revenue from continuing operations was $155.3 million, representing an increase of $34.5 million, or 28.6%, over the corresponding quarter in 2005. Revenues increased in both specialty pharmacy services and infusion and related healthcare services due to a combination of internal growth and acquisitions. In dollars, our gross profit increased by 23.0% to $40.9 million in the current year quarter. Our overall gross profit margin declined slightly due to a shift in mix of business within specialty pharmaceuticals; increased product costs for the IVIG therapy, immune globulin drugs designed to treat immune system deficiencies; and a decline in other revenue. As a result of our increased revenues, net income from continuing operations per diluted share increased to $0.15 for the quarter ended March 31, 2006 compared to $0.14 in the prior year quarter.

We continued to generate positive cash flows from operations, producing $1.8 million in operating cash flows during the quarter ended March 31, 2006. We ended the quarter with cash and short-term investments totaling $26.9 million compared to $48.9 million as of December 31, 2005. Our positive operating cash flows, cash generated from the net sale of short-term investments, and cash generated from the issuance of common stock from stock option exercises and employee stock purchase plan withholdings more than offset the cash we used for acquisitions and capital expenditures during the quarter.

We completed two acquisitions during the quarter ended March 31, 2006. We acquired a home infusion business with operations in New York and a home infusion and RT/DME business with operations in Connecticut, Illinois, New Jersey and Ohio. We expect to combine the locations acquired in New York, Illinois and Ohio with our existing operations in those areas. The total consideration paid for these acquisitions was approximately $30.0 million in cash, common stock and a note payable, subject to certain adjustments. On May 5, 2006 we entered into an agreement with LaSalle Bank National Association to establish a five-year, $35 million revolving credit facility. We anticipate utilizing this credit facility to finance future growth initiatives.

Revenue:

We report our operating results in one segment, consisting of three service lines: specialty pharmacy services; infusion and related healthcare services; and other. For the quarter ended March 31, 2006, our revenue from continuing operations was $155.3 million, which represents an increase of $34.5 million, or 28.6%, over the corresponding prior year quarter. This increase is due to sales growth for multiple products and therapies, including Synagis®, and from the effects of acquisitions.

Specialty pharmacy services revenue:

During the quarter ended March 31, 2006, specialty pharmacy services revenue from continuing operations was $95.8 million, an increase of $20.9 million, or 27.9%, over the prior year quarter.  For the quarter ended March 31, 2006, our largest revenue-producing specialty drug was Synagis®, which produced $27.1 million in sales compared to $15.5 million in sales in the prior year quarter. Synagis® is a seasonal drug for the prevention of respiratory syncytial virus (RSV) in premature and other high-risk infants. RSV season runs through the cold months, generally from October through April. Accordingly, our Synagis® revenue will decline in our quarter ending June 30, 2006 as the current Synagis® season reaches its conclusion. In addition to sales of Synagis®, our specialty revenue grew throughout our network of company-owned pharmacies and high-volume distribution centers across a wide variety of therapies.

Infusion and related healthcare services revenue:

For the quarter ended March 31, 2006, infusion and related healthcare services revenue from continuing operations was $57.4 million, an increase of $14.5 million, or 33.9%, over the corresponding prior year quarter. Infusion pharmacy services from continuing operations increased $12.1 million, or 33.2%, while other related healthcare services, such as respiratory therapy services, durable medical equipment sales and home health nursing services, increased by $2.4 million, or 37.9%. Infusion pharmacy services revenue increased in most of our company-owned pharmacies and across a wide variety of therapies. Continuing sales efforts contributed to the increases, as well as the effect of acquisitions completed in 2005 and the first quarter of 2006.

Other revenue:

Other revenue consists of royalties and other fees generated from our franchised pharmacy network and, for the quarter ended March 31, 2005, software licensing and support revenue generated by our subsidiary, Management by Information, Inc. (“MBI”). The MBI business was sold during the fourth quarter of 2005 and therefore other revenue for the quarter ended March 31, 2006 does not include software licensing and support revenue. Other revenue from continuing operations decreased $900,000 to $2.1 million in the quarter ended March 31, 2006 compared to $3.0 million in the corresponding prior year quarter. This decrease was due in part to an $800,000 settlement gain recorded in the prior year quarter related to the termination of our franchise agreement with our St. Cloud, Minnesota franchise upon completing our acquisition of that business. In addition, our royalty revenue declined by $500,000 in the quarter ended March 31, 2006 compared to the corresponding prior year quarter as a result of franchise terminations and acquisitions. These decreases were partly offset by an increase in accounts receivable collection fees recognized in 2006 related to acquisitions completed during 2005.

Cost of revenue:

Cost of revenue consists of the cost of goods sold and the cost of service provided. For the quarter ended March 31, 2006, our cost of revenue from continuing operations was $114.4 million, which represents an increase of $26.8 million, or 30.7%, over the prior year quarter. The primary cause of this increase was our 28.6% increase in revenue over the same period.

Cost of goods sold from continuing operations for the quarter ended March 31, 2006 was $98.2 million, or 63.2% of revenue, while in the prior year quarter, cost of goods sold was $75.7 million, or 62.7% of revenue. The primary causes of the increase in cost of goods sold as a percentage of revenue were shifts in mix of business within our specialty pharmaceuticals toward higher-cost products, cost increases for IVIG due to supply shortages, and a decrease in other revenue, which has no associated cost of goods.

Cost of service consists of salaries and related costs for employees directly involved in patient care, including pharmacists, nurses, therapists and delivery drivers. Cost of service also includes the cost of shipping or delivering products and services to the patient. Our cost of service from continuing operations for the quarter ended March 31, 2006 was $16.2 million, or 10.4% of revenue, compared to $11.8 million, or 9.8% of revenue in the prior year. This increase in cost of service as a percentage of revenue was due to an increase in the relative mix of infusion and related healthcare services revenue due to acquisitions completed during

2005, as infusion and related healthcare services have a much higher cost of service component than do specialty pharmacy services.

Gross profit margin. The following table sets forth the gross profit margin from continuing operations for each of our three service lines: specialty pharmacy services, infusion and related healthcare services, and other:

	Three months ended March 31,
	2006	2005

Gross profit margin:
Specialty pharmacy services	13.8%	15.4%
Infusion and related healthcare services	44.6%	43.8%
Other	100.0%	96.8%

Overall gross profit margin	26.3%	27.5%

Our gross profit margin from continuing operations for the quarter ended March 31, 2006 was 26.3% compared to 27.5% for the quarter ended March 31, 2005. Our specialty pharmacy services gross profit margin from continuing operations declined from 15.4% for the quarter ended March 31, 2005 to 13.8% for the quarter ended March 31, 2006. This decrease is primarily due to lower gross margin for IVIG therapy as a result of increased product cost as well as a decrease in gross margins on a variety of specialty pharmacy therapies. The product cost for IVIG therapy for the quarter ended March 31, 2006, however, remained steady as compared to the sequential quarter ended December 31, 2005. Overall, our infusion and related healthcare services gross profit margin from continuing operations improved slightly, showing an increase from 43.8% in the quarter ended March 31, 2005 to 44.6% in the quarter ended March 31, 2006. This increase was due primarily to margin improvement in the anti-infective therapies. Other revenue, which consists of primarily of franchise-related revenues, has minimal direct costs and therefore produces a gross profit margin of approximately 100%.

Selling, general and administrative expenses:

For the quarter ended March 31, 2006, selling, general and administrative expenses from continuing operations were $28.6 million, an increase of $6.1 million, or 27.3% over the prior year period.  This increase is primarily related to our revenue growth during the period. The largest increases were in wages and related costs, which increased by $4.5 million, facilities rental expense, which increased by $700,000 and consulting and other professional services, which increased by $400,000. The increases in wages and related costs was due to our increases in staff to manage our continued growth, along with the effects of business acquisitions completed in 2005 and the first quarter of 2006, while the increases in facilities rental expense was primarily related to leases assumed in connection with acquisitions completed in 2005 and the first quarter of 2006. These increases were offset by an $800,000 decrease in compensation expense related to employee stock options, as the current year quarter included a $500,000 cumulative effect of a change in estimate to account for the impact of anticipated stock option forfeitures.

Provision for doubtful accounts:

Our provision for doubtful accounts from continuing operations for the quarter ended March 31, 2006 was $3.5 million, or 2.2% of revenue, compared to $2.3 million, or 1.9% of revenue, in the prior year period. In general, we record a higher provision for doubtful accounts for revenue generated from our locally delivered services than from our central distribution facilities. This difference in provision rates reflects the difference in collection risk involved in these services as the services from our central distribution facilities are billed under pharmacy benefits whereas the services from our local pharmacies are typically billed under major medical benefits and typically require higher patient co-payments and deductibles. The increase in our provision for doubtful accounts in both dollar amount and percentage of revenue was primarily due to our higher growth rate in infusion and related healthcare services revenue compared to specialty pharmacy services revenue, as our infusion and related services have a much higher component of locally delivered services than do our specialty pharmacy services. Infusion and related healthcare services revenue grew 33.9% over the period, while specialty pharmacy services revenue grew by 27.9%.

Depreciation and amortization:

For the quarter ended March 31, 2006, depreciation and amortization expense from continuing operations was $1.1 million, an increase of $200,000, or 26.5%, over the corresponding prior year period. This increase is primarily related to depreciation of tangible assets and amortization of intangible assets we acquired through business acquisitions in 2005 and the first quarter of 2006. The depreciation expense contained within this line item relates to non-revenue producing assets only, such as furniture and fixtures and leasehold improvements. Depreciation for revenue-producing equipment such as rental medical equipment and delivery vehicles is included in cost of revenue.

Operating income:

Our operating income from continuing operations was $7.7 million in the quarter ended March 31, 2006 representing an increase of $100,000, or 1.8%, over the prior year quarter. This increase resulted primarily from an increase in total revenues, offset by an increase in the rate used for the provision for doubtful accounts as well as a decrease in other revenue, which has no associated cost of sales. Our operating income from continuing operations was 5.0% and 6.2% of revenue for the quarters ended March 31, 2006 and 2005, respectively.

Interest income (expense):

For the quarter ended March 31, 2006, our interest income from continuing operations, net of interest expense, was $8,000. In the prior year, interest expense, net of interest income, was $44,000. In November 2004, we completed an $86.3 million offering of 2.25% convertible senior notes due 2024. Our interest expense on these notes for the quarters ended March 31, 2006 and 2005 was approximately $485,000. The funds raised from this offering were invested in commercial paper, variable-rate bonds and preferred stocks and other related instruments. During the quarter ended March 31, 2006, the interest earned on these investments offset the interest expense on the bonds due to an overall increase in market interest rates as compared to the prior year quarter.

Income taxes:

Our income tax provision from continuing operations for the quarter ended March 31, 2006 was $2.5 million compared to $2.8 million in the prior year period. As a percentage of pre-tax income, our provision for income taxes from continuing operations was 32.9% compared to 37.3% for the prior year quarter ended March 31, 2005. The decline in income taxes as a percentage of pre-tax income is primarily due to an excess provision for prior year income taxes and ongoing tax planning initiatives.

Net income:

Our net income from continuing operations was $5.1 million for the quarter ended March 31, 2006 compared to $4.7 million in the prior year quarter. Our growth in revenue generated both internally and through acquisitions was the primary cause of our increase in net income over the period. As a percentage of revenue, our net income from continuing operations declined to 3.3% from 3.9% in the prior year period.

Diluted shares and earnings per share:

For the quarter ended March 31, 2006, the total number of diluted shares was 35.1 million compared to 33.4 million during the corresponding prior year quarter. The increase was due to the following factors: (1) issuance of 113,000 new shares from stock option exercises; (2) increase in the value of in-the-money stock options due to an increase in the average trading price of our common stock; (3) purchases under our employee stock purchase plan; (4) issuance of 560,000 shares related to acquisitions; and (5) the dilutive effect of contingently convertible debt. Our earnings from continuing operations per diluted share were $0.15 for the quarter ended March 31, 2006 versus $0.14 for the quarter ended March 31, 2005. Diluted shares in future periods could increase due to the dilutive effects of our $86.3 million convertible senior notes. These notes are contingently convertible into cash and shares of our common stock based on a conversion price of $11.99 per share. In the quarter ended March 31, 2006, the weighted average price per share of our common stock was $13.69, compared to $12.26 in the prior year quarter. As a result, the impact of the contingently convertible debt on diluted shares was significantly higher in the quarter ended March 31, 2006 than in the prior year quarter.

Discontinued operations:

In January 2006, we began exploring strategic alternatives for our home health agency (HHA) in Portland, Oregon, including the possible sale or disposition of certain operating assets of the HHA business. The HHA was acquired on October 1, 2005 and has is not considered a strategic asset of the company. At the end of the first quarter of 2006, a determination was made that the HHA business would be sold or cease operations. The net book value of these operating assets was $300,000 as of March 31, 2006 and these assets are classified as held for sale in accordance with SFAS No. 144, on our Condensed Consolidated Balance Sheet as of March 31, 2006. In addition, the HHA incurred a pre-tax loss of $500,000 for the quarter ended March 31, 2006. This pre-tax loss is included in the $300,000 loss on discontinued operations, net of a $200,000 income tax benefit, in our Condensed Consolidated Statement of Income for the three months ended March 31, 2006 and represents a $0.01 reduction to net income per diluted share for that period. We expect to consummate a sale or disposition of the HHA business during the second quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2006, we financed our operations and acquisition activities through operating cash flows and cash proceeds provided by the net sales of our short-term investments. During the quarter ended March 31, 2006, our positive operating cash flows, cash generated from the net sale of short-term investments, and cash generated from the issuance of common stock from stock option exercises and employee stock purchase plan withholdings more than offset the cash we used for acquisitions and capital expenditures during the quarter. Our cash and cash equivalents increased by $4.8 million during the quarter ended March 31, 2006, as the cash proceeds from our net sales of short-term investments slightly exceeded our expenditures for acquisitions and other capital investments.

Operating Cash Flows:

We generated $1.8 million in positive cash flows from operations in the quarter ended March 31, 2006 compared to $5.9 million of positive operating cash flow in the corresponding prior year period. The decrease in cash flows from operations as compared to the prior year quarter was primarily driven by an increase in accounts receivable and inventory from certain acquisitions completed during the second half of 2005 and the first quarter of 2006 as well as the increase in Synagis® revenue. Our positive operating cash flows in the quarter ended March 31, 2006 was primarily due to our net income of $4.8 million and consistent collections of accounts receivable. Our consistent collection of accounts receivable is evidenced by our steady days’ sales outstanding (DSO), which remained at 59 days for both of the quarters ended December 31, 2005 and March 31, 2006.

Investing Cash Flows:

Investing activities provided $2.1 million in cash in the quarter ended March 31, 2006 compared to $18.5 million used in investing activities in the corresponding prior year period. We used $21.2 million in cash for two acquisitions during the quarter ended March 31, 2006, the larger of which we paid $15.9 million in cash, net of cash received in the acquisition. Net sales of short-term investments provided $26.8 million in cash proceeds. In addition, we used $3.4 million for the purchase of equipment and other depreciable assets. Of the $18.5 million in cash used in investing activities during the quarter ended March 31, 2005, $7.1 million was used for acquisitions and $1.0 million was used to acquire equipment and other depreciable assets. The remaining $10.4 million used in investing activities in the prior year quarter was utilized for the net purchase of short-term investments.

Financing Cash Flows:

Financing activities provided $800,000 in positive cash flows in the quarter ended March 31, 2006, compared to $4.4 million used in financing activities in the prior year quarter ended March 31, 2005. In the current year quarter, $1.2 million in cash was generated from the issuance of common stock, principally from employee stock option exercises, and $300,000 was generated from a related income tax benefit. This cash inflow was partially offset by our use of $700,000 to pay dividends to our stockholders. In the prior year quarter, issuance of stock generated $3.7 million and a related $1.3 million income tax benefit.

Convertible Senior Notes:

In November 2004, we completed the offering of 2.25% convertible senior notes, due 2024 (the “notes”). The funds may be used for acquisitions, stock repurchases, operating cash needs and other general corporate purposes. We completed the offering for $75.0 million of the notes on November 2, 2005, with an option for an additional $11.25 million. This option was exercised in full on November 9, 2004. We will pay 2.25% interest per annum on the principal amount of the notes, payable semi-annually in arrears on May 1 and November 1 of each year to the holder of record at the close of business on the preceding April 15 and October 15, respectively. The notes are convertible into cash and, if applicable, shares of our common stock based on our stock’s market price and other conditions. The notes cannot be redeemed by us prior to November 1, 2009. On each of November 1, 2009, November 1, 2014 and November 1, 2019, the holders can require us to purchase all or a portion of the outstanding notes for their principal amount plus accrued interest. At any time on or after November 1, 2009, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes we redeem, plus any accrued and unpaid interest. We incurred deferred financing costs of $3.2 million related to this offering, consisting of underwriting, legal and other related costs.  These costs are being amortized over a five-year period. See “Note 2, Long-Term Debt” in our Notes to Condensed Consolidated Financial Statements for additional information regarding the notes.

Accounts Receivable:

The following table sets forth information regarding our accounts receivable as of the dates indicated (dollar amounts in thousands):

	March 31, 2006	December 31, 2005

Accounts receivable	$120,983	$101,294
Less allowance for doubtful accounts	(7,435)	(5,997)

Accounts receivable, net of allowance for doubtful accounts	$113,548	$95,297

Days sales outstanding (DSO)(1)	59	59

(1)          DSO is calculated using the exhaustion method based on accounts receivable net of allowance for doubtful accounts, and considers only our specialty pharmacy service line and infusion and related healthcare services line.

Our accounts receivable, net of bad debt reserves, was $113.5 million as of March 31, 2006 compared to $95.3 million as of December 31, 2005. This increase in accounts receivable was related to our increase in sequential quarterly revenue from continuing operations, which grew from $142.4 million in the quarter ended December 31, 2005 to $155.3 million in the quarter ended March 31, 2006.

The following table sets forth the percentage breakdown of our trade accounts receivable by aging category and by major payor as of the dates indicated:

	March 31, 2006	December 31, 2005
By Aging Category (1):
Aged 0-90 days	76%	78%
Aged 91-180 days	14%	12%
Aged 181-365 days	7%	7%
Aged over 365 days	3%	3%

Total	100%	100%

By Major Payor:
Managed care and other payors	77%	78%
Medicare and Medicaid	23%	22%

Total	100%	100%

(1)          Accounts receivable by aging category considers only accounts of our specialty pharmacy service line and infusion and related healthcare service line.

Our days sales outstanding (DSO) remained steady at 59 days for the both of quarters ending December 31, 2005 and March 31, 2006. Our DSO calculation for the quarter ending December 31, 2005 was adjusted from a previously reported total of 60 days to 59 days to reflect the subsequent allocation of certain cash on hand amounts as of December 31, 2005.

As of March 31, 2006, we had cash and cash equivalents of $12.6 million and short-term investments of $14.3 million compared to cash and cash equivalents of $7.8 million and short-term investments of $41.0 million at December 31, 2005. We generated positive cash flow from operations of $1.8 million during the quarter ended March 31, 2006, which, along with the cash proceeds provided by the net sale of our short-term securities, allowed us to increase our cash and cash equivalents by $4.8 million. We believe that cash flow from operations and our current reserves of cash and short-term investments will be sufficient to meet our operating cash needs for the immediate future, including any interest due on our $86.3 million of 2.25% convertible senior notes. In the event that additional capital is required, there can be no assurance that such capital can be obtained from other sources on terms acceptable to us, if at all.

Our business strategy includes the selective acquisition of additional local pharmacy facilities and specialty pharmacy operations. Accordingly, we may require additional capital in order to complete these acquisitions. It is impossible to predict the amount of capital that may be required for acquisitions, and there is no assurance that sufficient financing for these activities will be available on terms acceptable to us, if at all. On May 5, 2006 we entered into an agreement with LaSalle Bank National Association to establish a five-year, $35 million revolving credit facility. We anticipate utilizing this credit facility to finance future growth initiatives.

Goodwill and Other Intangible Assets

As of March 31, 2006, we had net goodwill and other intangible assets of $144.3 million, consisting of $141.0 million of goodwill and $3.3 million of other intangible assets such as non-compete agreements and managed care contracts. As of December 31, 2005, net goodwill and other intangible assets totaled $115.7 million, consisting of $112.2 million of goodwill and $3.5 million of other intangible assets. During the quarter ended March 31, 2006, goodwill increased $29.0 million as a result of two acquisitions completed during the quarter and payments made pursuant to prior year acquisitions. Other intangible assets decreased by $200,000 as a result of amortization expense recognized during the quarter.

As required by Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we do not amortize goodwill, but test our goodwill for impairment annually each October 1, or whenever we identify events or conditions that could potentially result in impairment of our goodwill. During the quarter ended March 31, 2006, no impairment of goodwill was identified.

Regulatory and other developments:

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily in relation to our cash and cash equivalents and short-term investments. As of March 31, 2006, we had no variable-rate debt. In November 2004, we completed an $86.3 million offering of 2.25% convertible senior notes due 2024. The interest rate on this debt is fixed. However, the interest rate we may earn on the cash generated from this offering, as well as cash generated from our operations, is subject to market fluctuations. We utilize a mix of investment maturities based on our anticipated cash needs and evaluation of existing interest rates and market conditions.

The following table sets forth our cash and cash equivalents and short-term investments as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005

Cash and cash equivalents (1)	$12,611	$7,816
Short-term investments (2)	14,250	41,042

Total	$26,861	$48,858

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

While we attempt to minimize market risk and maximize return, changes in market conditions may significantly affect the income we earn on our cash and cash equivalents and short-term investments. Based on our actual cash and cash equivalents and short-term investment balances at March 31, 2006, a 100 basis point decline in interest rates would reduce our interest income by $269,000 on an annualized basis.

ITEM 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2006. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2006 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Option Care’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

OPTION CARE, INC.
Date: May 10, 2006	By:	/s/ Paul Mastrapa
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number

10.43

Credit Agreement, dated May 5, 2006, by and among Option Care, Inc. and certain subsidiaries of Option Care, Inc. party thereto, as Borrowers, the Lending Institutions party thereto, as Lenders, LaSalle Bank National Association, as Administrative and Collateral Agent and Arranger.

10.44

Guaranty and Collateral Agreement, dated May 5, 2006, by and among Option Care, Inc. and certain subsidiaries of Option Care, Inc. party thereto, as Grantors, and LaSalle Bank National Association, as Administrative Agent.

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