Form 10-Q
period 2006-06-30
OPTION CARE INC/DE
filed 2006-08-09
CIK 884064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Issued and Outstanding
Class	as of August 1, 2006

Common Stock - $0.01 par value	34,201,896

INDEX

OPTION CARE, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)	(Restated-Note 1)

Assets
Current assets:
Cash and cash equivalents	$15,444	$7,816
Short-term investments	4,000	41,042
Accounts receivable, net	102,531	95,297
Inventory	19,275	15,490
Deferred income tax benefit	3,921	2,856
Other current assets	8,974	9,942

Total current assets	154,145	172,443
Equipment and other fixed assets, net	22,024	18,905
Goodwill, net	164,836	112,220
Other assets	12,593	12,996

Total assets	$353,598	$316,564

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$29,959	$29,958
Accrued wages and benefits	7,207	5,666
Current portion of long-term debt	44	48
Other current liabilities	12,899	4,077

Total current liabilities	50,109	39,749
Long-term debt, less current portion	86,301	86,306
Deferred income tax liability	10,638	9,084
Other liabilities	1,079	665
Minority interest	705	593

Total liabilities	148,832	136,397

Stockholders’ equity:
Common stock, $.01 par value per share, 60,000 shares authorized, 34,125 and 33,081 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	341	328
Common stock to be issued, 145 and 134 shares at June 30, 2006 and December 31, 2005, respectively	1,747	1,311
Additional paid-in capital	143,652	128,158
Retained earnings	59,026	50,370

Total stockholders’ equity	204,766	180,167

Total liabilities and stockholders’ equity	$353,598	$316,564

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(Restated-Note 1)		(Restated-Note 1)

Revenue:
Specialty pharmacy services	$89,434	$67,600	$185,233	$142,497
Infusion and related healthcare services	64,870	47,690	122,248	90,538
Other	3,356	4,201	5,432	7,211
Total revenue	157,660	119,491	312,913	240,246
Cost of revenue:
Cost of goods sold	93,850	71,750	192,029	147,442
Cost of services provided	17,826	12,823	34,029	24,666
Total cost of revenue	111,676	84,573	226,058	172,108

Gross profit	45,984	34,918	86,855	68,138

Selling, general and administrative expenses	32,022	24,403	60,598	46,846
Provision for doubtful accounts	3,463	2,153	6,931	4,479
Depreciation and amortization	1,226	849	2,370	1,753

Total operating expenses	36,711	27,405	69,899	53,078

Operating income	9,273	7,513	16,956	15,060
Interest income (expense), net	(217)	194	(209)	150
Other income (expense), net	(365)	100	(427)	53

Income before income taxes	8,691	7,807	16,320	15,263
Income tax provision	3,330	3,004	5,842	5,788

Net income from continuing operations	$5,361	$4,803	$10,478	$9,475

Discontinued operations:
Loss on discontinued operations, net of income taxes	(160)	—	(487)	—

Net income	$5,201	$4,803	$9,991	$9,475

Basic net income (loss) per common share:
Continuing operations	$0.16	$0.15	$0.31	$0.29
Discontinued operations	$(0.01)	$—	$(0.01)	$—
Total	$0.15	$0.15	$0.30	$0.29

Diluted net income (loss) per common share:
Continuing operations	$0.15	$0.14	$0.30	$0.28
Discontinued operations	$—	$—	$(0.02)	$—
Total	$0.15	$0.14	$0.28	$0.28

Shares used in computing net income per share:
Basic	33,991	32,559	33,572	32,332
Diluted	35,198	34,593	35,161	33,971

Cash dividends per share	$0.0200	$0.0200	$0.0400	$0.0333

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2005
		(Restated-Note 1)

Cash flows from operating activities:
Net income	$9,991	$9,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,975	3,022
Provision for doubtful accounts	7,079	4,479
Deferred income taxes	209	1
Income from equity investees	243	—
Non-cash stock compensation expense	452	1,881
Changes in assets and liabilities:
Accounts and notes receivable	(125)	(3,066)
Inventory	(1,248)	1,546
Accounts payable	(10,853)	(5,693)
Income taxes receivable/payable	(114)	1,639
Change in other assets and liabilities	3,748	(2,715)

Net cash provided by operating activities	13,357	10,569

Cash flows from investing activities:
Purchases of short-term investments	(4,000)	(135,288)
Sales of short-term investments	41,042	139,060
Purchases of equipment and other, net	(5,823)	(4,158)
Payments for acquisitions, net of cash acquired	(38,778)	(25,742)

Net cash used in investing activities	(7,559)	(26,128)

Cash flows from financing activities:
Increase in financing costs	(70)	(161)
Income tax benefit from exercise of stock options	618	1,388
Payments on capital leases and other debt	(10)	(13)
Proceeds from issuance of stock	2,627	4,466
Payments of cash dividends to common shareholders	(1,335)	(1,077)

Net cash provided by financing activities	1,830	4,603

Net increase (decrease) in cash and cash equivalents	7,628	(10,956)
Cash and cash equivalents, beginning of period	7,816	19,816
Cash and cash equivalents, end of period	$15,444	$8,860

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2006

(Unaudited)

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

In addition, the balance sheet at December 31, 2005 and statements of income and cash flows for the three and six months ended June 30, 2005 have been restated to reflect the impact of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, as of January 1, 2006 utilizing the modified retrospective method (see also Note 9, Stock-based Compensation) and to reflect the correction of errors in previously reported pro-forma disclosures of stock-based compensation as then required by SFAS No. 123, Accounting for Stock-Based Compensation. The errors in previously reported pro-forma disclosures of stock-based compensation were due to incorrect tax treatment of compensation expense from our employee stock purchase plan and incorrectly accelerated expensing of certain prior years’ grants.

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

(1) Included in the accompanying restated Condensed Consolidated Balance as of December 31, 2005 within “Other assets”.

The following table sets forth the impact of the adoption of SFAS No. 123(R) utilizing the modified retrospective method and the correction of errors in previously reported pro-forma disclosures of stock-based compensation on the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2005 (in thousands, except per share amounts):

	Three months ended June 30, 2005			Six months ended June 30, 2005
	As Reported	Effect of FAS 123(R) Adoption	As Restated	As Reported	Effect of FAS 123(R) Adoption	As Restated

Total revenue	$119,491	$—	$119,491	$240,246	$—	$240,246

Cost of goods sold	71,750	—	71,750	147,442	—	147,442
Cost of services provided	12,781	42	12,823	24,581	85	24,666
Total cost of revenue	84,531	42	84,573	172,023	85	172,108

Gross profit	34,960	(42)	34,918	68,223	(85)	68,138

Selling, general and administrative expenses	23,509	894	24,403	45,050	1,796	46,846
Other operating expenses	3,002	—	3,002	6,232	—	6,232
Total operating expenses	26,511	894	27,405	51,282	1,796	53,078

Operating income	8,449	(936)	7,513	16,941	(1,881)	15,060
Interest income	194	—	194	150	—	150
Other expense, net	100	—	100	53	—	53

Income before income taxes	8,743	(936)	7,807	17,144	(1,881)	15,263
Income tax provision	3,334	(330)	3,004	6,450	(662)	5,788
Net income	$5,409	$(606)	$4,803	$10,694	$(1,219)	$9,475

Net income per common share:

Basic	$0.17	$(0.02)	$0.15	$0.33	$(0.04)	$0.29

Diluted	$0.16	$(0.02)	$0.14	$0.32	$(0.04)	$0.28

Shares used in computing net income per share:
Basic	32,559	—	32,559	32,332	—	32,332
Diluted	34,519	74	34,593	33,930	41	33,971

The following table sets forth the impact of the adoption of SFAS No. 123(R) utilizing the modified retrospective method and the correction of errors in previously reported pro-forma disclosures of stock-based compensation on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005 (in thousands):

	As Reported	Effect of FAS 123(R) Adoption	As Restated

Cash flows from operating activities:
Net income	$10,694	$(1,219)	$9,475
Adjustments to reconcile net income to cash provided by operating activities:
Non-cash stock compensation expense	—	1,881	1,881
Deferred income taxes	663	(662)	1
Income tax benefit from exercise of stock options	1,388	(1,388)	—
Other adjustments	(788)	—	(788)

Net cash provided by operating activities	11,957	(1,388)	10,569

Net cash used in investing activities	(26,128)	—	(26,128)

Cash flows from financing activities:
Income tax benefit from exercise of stock options	—	1,388	1,388
Other cash flows from financing activities	3,215	—	3,215

Net cash provided by financing activities	3,215	1,388	4,603

Net decrease in cash and cash equivalents	(10,956)	—	(10,956)
Cash and cash equivalents, beginning of period	19,816	—	19,816
Cash and cash equivalents, end of period	$8,860	$—	$8,860

2.              Long-Term Debt

In November 2004, we completed an offering of $86.3 million of 2.25% convertible senior notes due 2024 in a private placement to qualified institutional buyers.  We filed a Registration Statement on Form S-3 on January 24, 2005, as subsequently amended, to register the notes under the Securities Act of 1933.  The notes are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 55.5278 shares per $1,000 principal amount of notes (which represents an initial conversion price of $18.01 per share), in certain circumstances.  The conversion rate and conversion price were subsequently adjusted to 83.5052 and $11.98 per share, respectively, pursuant to the terms of the notes as a result of our 3-for-2 common stock split on March 31, 2005 and $0.02 per share dividends paid on June 10, September 2, and December 2, 2005, March 24, 2006 and June 5, 2006.  Holders may convert their notes into cash and, if applicable, shares of our common stock prior to the stated maturity only under the following circumstances: (1) during any calendar quarter after the calendar quarter ended December 31, 2004, if the closing sale price of our common stock for each of 20 or more consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period (the “note measurement period”) in which the average trading price per $1,000 principal amount of notes was equal to or less than 97% of the average conversion value of the notes during the note measurement period; (3) upon the occurrence of specified corporate transactions; or (4) if we have called the notes for redemption.  In general, upon conversion, the holder of each note will receive the conversion value of the note payable in cash, up to the principal amount of the note, and common stock for the note’s conversion value in excess of such principal amount (plus an additional cash payout in lieu of fractional shares).  If the notes are surrendered for conversion in connection with certain fundamental changes that occur before November 1, 2009, holders will in certain circumstances also receive a make-whole premium in addition to the cash and shares to which holders are otherwise entitled to receive upon conversion.  The convertible senior notes will mature on November 1, 2024 and will not be redeemable by us prior to November 1, 2009.  Holders of the convertible notes may require us to repurchase all or a portion of the convertible notes for cash on November 1, 2009, November 1, 2014 and November 1, 2019.  Interest will be paid at 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year to the holders of record at the close of business on the preceding April 15 and October 15, respectively.  The notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness.  None of the required conditions for potential conversion of the notes by the holders occurred during the six months ended June 30, 2006.  The holders of the notes possess no stockholder rights, such as dividend or voting rights, unless and until they convert their notes into cash and shares of our common stock.

On May 5, 2006, we entered into a five-year revolving Credit Agreement with LaSalle Bank National Association (the “Agreement”).  The initial revolving loan commitment under the Agreement is $35 million.  Provided there is no event of default, we have the option to increase the revolving loan commitment to a maximum of $100 million during the first two years of the Agreement.  We will pay interest on borrowings at rates ranging from prime plus zero or LIBOR plus 1.00% to a maximum of prime plus 0.25% or LIBOR plus 1.75% based on our debt to EBITDA ratio for the applicable period.  We will also pay a non-use fee ranging from 0.15% to 0.225% of the unused portion of the revolving loan commitment.  We must maintain compliance with various financial and other covenants during the life of the Agreement.  We incurred fees of approximately $100,000 related to negotiating this Agreement. We had no borrowings under the Agreement during the quarter ended June 30, 2006.

3.              Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.  (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic:
Net income from continuing operations	$5,361	$4,803	$10,478	$9,475
Net loss from discontinued operations	(160)	—	(487)	—

Net income	$5,201	$4,803	$9,991	$9,475

Average shares outstanding	33,991	32,559	33,572	31,782

Basic earnings from continuing operations per share	$0.16	$0.15	$0.31	$0.29
Basic loss from discontinued operations per share	(0.01)	—	(0.01)	—

Basic earnings per share	$0.15	$0.15	$0.30	$0.29

Diluted:
Net income from continuing operations	$5,361	$4,803	$10,478	$9,475
Net loss from discontinued operations	(160)	—	(487)	—

Net income	$5,201	$4,803	$9,991	$9,475

Average shares outstanding	33,991	32,559	33,572	32,332
Net effect of dilutive stock options – Based on the treasury stock method	906	1,099	979	1,064
Net effect of dilutive contingently convertible debt (1)	301	935	610	575

Total diluted shares	35,198	34,593	35,161	33,971

Diluted earnings from continuing operations per share	$0.15	$0.14	$0.30	$0.28
Diluted loss from discontinued operations per share	$—	$—	$(0.02)	$—

Diluted earnings per share	$0.15	$0.14	$0.28	$0.28

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

Other revenue consists of royalties and other fees generated from our franchised pharmacy network and, for the three and six months ended June 30, 2005, software licensing and support revenue generated by our subsidiary, Management by Information, Inc. (“MBI”).  The MBI business was sold during the fourth quarter of 2005 and therefore generated no revenue during the three and six months ended June 30, 2006.

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

The following table sets forth information regarding revenue and accounts receivable related to our most significant payors as of the dates and for the periods presented:

	Revenue
	Three months ended		Six months ended		Accounts Receivable
	June 30,		June 30,		June 30,	December 31,
	2006	2005	2006	2005	2006	2005

Blue Cross and Blue Shield of Florida	13%	14%	13%	14%	10%	9%
Medicare & Medicaid	21%	17%	20%	17%	18%	22%
All other payors (1)	66%	69%	67%	69%	72%	69%

Total	100%	100%	100%	100%	100%	100%

(1)  No other payor represented 10% or more of revenue or accounts receivable as of the dates and for the periods presented.

6.     Seasonal Revenue Trends

Synagis®, one of the specialty pharmaceuticals that we provide to patients, is seasonal.  Synagis® is a drug used for the prevention of respiratory syncytial virus (RSV) in high-risk pediatric patients. RSV infection is a seasonal condition, with the season generally lasting from October through April.

Option Care’s quarterly Synagis® revenue for the year 2005 and the first two quarters of 2006 was as follows (in thousands):

	Synagis® revenue	% of Total Revenue (1)
Quarter ended March 31, 2005	$15,536	12.9%
Quarter ended June 30, 2005	4,492	3.8%
Quarter ended September 30, 2005	862	0.7%
Quarter ended December 31, 2005	15,905	11.2%
Fiscal year 2005	$36,795	7.3%

Quarter ended March 31, 2006	$27,102	17.5%
Quarter ended June 30, 2006	$8,327	5.3%

(1) Percent of total revenue is calculated based on total revenue from continuing operations.

7.              Acquisitions

We completed two acquisitions and entered into a binding agreement for a third acquisition during the six months ended June 30, 2006.  The results of operations for each business were consolidated as of the effective date of their acquisition.  The purpose of each acquisition was to increase our revenue and net income by accomplishing one or both of the following goals:  (1) expanding our geographic coverage, and (2) consolidating our position in the markets we serve.

Effective May 15, 2006, we acquired all of the outstanding stock of our Eatontown, New Jersey franchise.   The initial purchase price was $18.2 million, paid $14.0 million in cash and $4.2 million in shares of our common stock.  We may owe additional consideration up to $7.4 million, payable in 2007, 2008 and/or 2009 based on achievement of certain financial performance targets.  Concurrent with the acquisition of this franchise, we recorded a gain of $1.2 million related to settlement of their pre-existing franchise relationship.  This gain is included within Other Revenue on our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2006.  Related to this acquisition, we have recorded goodwill of $16.4 million, all of which is expected to be deductible for income tax purposes.

Effective March 13, 2006 (the “Effective Date”), we entered into a binding purchase agreement to acquire a home infusion business with operations in New York City.  The purchase price was $25.0 million, of which $16.5 million was paid in cash on the Effective Date, $7.5 million was paid in shares of our common stock and $1.0 million is payable pursuant to the terms of a note.  Under the terms of the purchase agreement, we will receive the acquired interest in the business at the closing date, which is the earlier of two days following the receipt of approval from the New York Department of Health or six months subsequent to the Effective Date.  The total cost of the acquisition is subject to working capital and earn-out adjustments.  The total purchase price was allocated $21.9 million to goodwill and the remainder to accounts receivable and other working capital items.  We anticipate that all of the goodwill will be deductible for tax purposes.  Financial Accounting Standards Board Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, addresses the consolidation of business enterprises to which customary conditions of consolidation, such as a majority voting interest, do not apply.  As a result of the purchase agreement and related joint coordination agreement, the acquired business is deemed to be a variable interest entity (“VIE”) and we are the primary beneficiary of this VIE as of the Effective Date. Accordingly, we have included the business in our consolidated financial reporting as of the Effective Date.  Prior to the closing date, and subsequent to the Effective Date, creditors of the VIE will not have recourse to the assets of our company.  Subsequent to the closing date, the acquired business will cease to be a VIE and will become a wholly-owned subsidiary of our company.  As of June 30, 2006, the closing date had not yet been reached for this acquisition.

Effective March 1, 2006, we acquired a home infusion and RT/DME business with operations in Connecticut, Illinois, New Jersey and Ohio.  Through this acquisition we acquired full equity ownership of one “C” corporation and one limited liability company for $5.0 million in cash, subject to certain adjustments.  In connection with this acquisition, we recorded goodwill of $5.5 million, subject to adjustment related to contingencies involving the value of acquired assets.  We anticipate that substantially all of the goodwill will be deductible for income tax purposes.

During the six months ended June 30, 2006, we recorded additional goodwill of $8.8 million related to additional consideration paid and payable to the former owners of businesses we acquired in 2005.  We also recorded $200,000 in additional consideration payable to the formers owners of a business we acquired during 2004.

For our current year acquisitions, the allocation of purchase price is tentative and subject to adjustment.  The following table sets forth the allocation of purchase price for the three and six months ended June 30, 2006 for our current year acquisition and adjustments and additional consideration for our prior year acquisitions (in thousands):

	Three months ended June 30, 2006	Six months ended June 30, 2006
Purchase Price:
Paid in cash	$17,533	$38,778
Paid/payable in shares of Option Care common stock	5,136	12,636
Liabilities assumed	6,344	19,286
	$29,013	$70,700

Allocation of Purchase Price:
Goodwill	$23,787	$52,712
Accounts receivable, net	3,520	13,924
Other tangible assets	1,273	3,589
Other intangible assets	433	475
	$29,013	$70,700

The following table sets forth information regarding the changes in our gross and net goodwill during the six months ended June 30, 2006 (in thousands):

	Goodwill	Accumulated Amortization	Goodwill, net

December 31, 2005	$116,160	$(3,940)	$112,220
Current year acquisitions	44,246	—	44,246
Prior year acquisitions	8,466	—	8,466
Held for sale reclassification	(96)	—	(96)

June 30, 2006	$168,776	$(3,940)	$164,836

8.              Discontinued Operations

In January 2006, we began exploring strategic alternatives for our home health agency in Portland, Oregon (“Portland HHA”), including the possible sale or disposition of certain operating assets of the Portland HHA.  The Portland HHA was acquired on October 1, 2005 and is not viewed as a strategic asset of the company.  At the end of the first quarter of 2006, we decided to sell or cease operations of the Portland HHA.  The net book value of the operating assets expected to be sold or disposed was $300,000 as of June 30, 2006.  These assets are classified as held for sale in our Condensed Consolidated Balance Sheet as of June 30, 2006, in accordance with SFAS No. 144.  The Portland HHA incurred losses, net of tax of $160,000 for the quarter and $487,000 for the six months ended June 30, 2006.  These net losses are included in a separate caption in our Condensed Consolidated Statement of Income for the three and six months ended June 30, 2006.  We completed the sale of this business on August 1, 2006.  The sale price was $500,000 paid in cash at closing, plus the assumption of certain liabilities by the purchaser.

The following table sets forth operating results from discontinued operations for the three and six months ended June 31, 2006 (in thousands):

	Three months ended June 30, 2006	Six months ended June 30, 2006

Total revenue	$1,483	$3,325

Loss from discontinued operations before income taxes	(259)	(746)
Income tax provision	(99)	(259)
Net loss from discontinued operations	$(160)	$(487)

9.              Franchise-related Revenue

We maintain a national franchise network through which we generate a portion of our revenue.  Our franchise-related revenues include: (1) royalties; (2) vendor rebates and administration fees; and (3) franchise settlement and related fees.  Each of these types of revenue can fluctuate over time, with the largest potential fluctuations relating to franchise settlements.  Franchise-related revenue is included within our “Other revenue” service line.  The following table sets forth our franchise-related revenue for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Franchise-related revenue:
Royalties	$1,344	$2,105	$2,794	$3,915
Vendor rebates and administration fees	179	95	429	189
Franchise settlements and related fees	1,427	1,700	1,427	2,491

Total franchise-related revenue	$2,950	$3,900	$4,650	$6,595

During the six months ended June 30, 2006, we recorded franchise settlement revenue of $1.4 million.  Of this total, $1.2 million was related to settlement of our pre-existing franchise relationship with a business we acquired and $200,000 was related to the negotiated early termination of one of our franchises.

During the six months ended June 30, 2005, we recorded franchise settlement revenue of $2.5 million.  Of this total, $1.7 million was related to early release of a franchise from our network and $800,000 was related to our acquisition of a franchise.  We also recorded $300,000 in additional royalty revenue related to settlement of under-reported prior period royalties by the franchise that was early released from our network.

10.          Stock-based Compensation

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

The following table sets forth the impact to our income before taxes, net income and basic and diluted earnings per common share for the three and six months ended June 30, 2006 and 2005 of the adoption of SFAS No. 123(R) utilizing the modified retrospective method (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Impact on net income for all stock-based compensation:
Stock option grants	$(255)	$(404)	$(719)	$(760)
Employee stock purchase plan withholdings	(108)	(117)	(216)	(209)
Cumulative effect of a change in estimate(1)	—	—	483	—
Correction of pro-forma disclosure compensation expense	—	(415)	—	(912)

Total impact on income before income taxes	(363)	(936)	(452)	(1,881)

Provision for income taxes	(98)	(205)	(91)	(381)
Correction of pro-forma disclosure income tax benefit	—	(125)	—	(281)

Total impact on net income	$(265)	$(606)	$(361)	$(1,219)

Impact on net income per common share:
Basic	$(0.01)	$(0.02)	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.04)

(1)    The cumulative effect of a change in estimate in the six months ended June 30, 2006 was related to a change in the estimated pre-vesting forfeiture rate for stock options.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  Accordingly, we have reclassified the $1.4 million excess tax benefit as a financing cash inflow on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005.

We amortize the calculated fair value of our outstanding stock options straight-line over the vesting period of the options.  The fair value of options granted under our stock option plan during the three and six months ended June 30, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Annual dividend yield per share	$0.08	$0.08	$0.08	$0.08
Expected volatility	28%	30%	28%	33%
Weighted average risk-free interest rate	5.22%	3.72%	5.14%	3.66%
Expected grant life (years)	4.6	4.0	4.6	4.0
Weighted average per share fair value of options granted	$3.51	$3.92	$3.58	$3.99

During the quarter and six months ended June 30, 2006, we issued 165,000 and 278,000 shares of our common stock, respectively, related to the exercise of options granted from our stock incentive plan.  During the quarter ended March 31, 2006, we issued 133,000 shares of common stock to participants in our employee stock purchase plan.  No shares were issued from our employee stock purchase plan in the quarter ended June 30, 2006.

11.          Recently Issued Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board published Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of Statement 109, Accounting for Income Taxes.  FIN 48 provides guidance on how entities should evaluate and report on uncertain tax positions.  In accordance with FIN 48, the evaluation of a tax position is a two-step process.  The first step is recognition:  the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The second step is measurement:  a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit recognized in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in:

(a) an increase in a liability for income taxes payable or a reduction of an income tax refund,

(b) a reduction in a deferred tax asset or an increase in a deferred tax liability, or

(c) both (a) and (b).

Unrecognized tax benefits should be classified on an enterprise’s balance sheet as current to the extent that enterprise anticipates making a payment within one year.  An income tax liability should not be classified as a deferred tax liability unless it results from a taxable temporary difference (that is, a difference between the tax basis of an asset or a liability as calculated using FIN 48 and its reported amount in the balance sheet).

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  Use of a valuation allowance as described in Statement 109 is not an appropriate substitute for de-recognition of a tax position.  The requirement to assess the need for a valuation allowance for deferred tax assets based on the sufficiency of future taxable income is unchanged by FIN 48.

FIN 48 is effective for fiscal years beginning after December 15, 2006.  Earlier application of the provisions of FIN 48 was encouraged if the enterprise had not yet issued financial statements, including interim financial statements, in the period FIN 48 is adopted.  We will adopt the guidance contained in FIN 48 at the beginning of our fiscal year ending December 31, 2007.  We do not believe that adoption of the guidance contained in FIN 48 will have a material affect on our results of operations or financial condition.

12.          Quarterly Dividends

Each quarter, our Board of Directors determines the dividend amount per share, if any, to be distributed in cash to our common stockholders.  During each of the fiscal quarters ending March 31 and June 30, 2006, our board declared and we paid a $0.02 per share cash dividend.  During the corresponding periods in 2005, our board declared and we paid cash dividends of $0.133 per share and $0.02 per share during the quarters ended March 31, 2005 and June 30, 2005, respectively.

13.          Comprehensive Income

Net income was our only component of comprehensive income for the three and six months ended June 30, 2006 and 2005.

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

OVERVIEW

We provide specialty pharmacy services and infusion pharmacy and other related healthcare services to patients at home or at alternate sites such as infusion suites and physician’s offices.  We contract with managed care organizations and other third party payors who reimburse us for the services we provide to their subscriber members.  Our services are provided through our national network of 58 company-owned and managed locations, our 59 franchise-owned pharmacies and our two company-owned, high-volume distribution facilities.

We have three service lines: specialty pharmacy services, infusion and related healthcare services, and other. Specialty pharmacy services involve the distribution of injectable and infused pharmaceuticals to treat a wide range of chronic health conditions.  We purchase specialty pharmaceuticals from manufacturers and wholesale distributors, fill prescriptions provided by physicians, and label, package and deliver the pharmaceuticals to patients’ homes or physicians’ offices, either ourselves or through contract couriers. These pharmaceuticals may require refrigeration during shipping as well as special handling to prevent potency degradation. Depending on therapy, we may also administer the specialty pharmaceuticals to the patient at one of our ambulatory infusion centers. Patients receiving treatment are often provided special counseling and education regarding their condition and treatment program.  Infusion and related healthcare services typically involve the intravenous administration of medications at the patient’s home or other non-hospital sites such as one of our ambulatory infusion suites.  Infusion pharmacy services treat a wide range of acute and chronic health conditions, including infections, dehydration, cancer, pain and nutritional deficiencies.  All of our company-owned pharmacies provide infusion pharmacy services.  Several of our company-owned pharmacies also provide home health nursing services, respiratory therapy services and home medical equipment sales and rentals.  We also have one location that provides home hospice services.  Other revenue consists of royalties, franchise settlements and other fees generated from our franchised pharmacy network and, for the quarter and six months ended June 30, 2005, software licensing and support revenue generated by our subsidiary, MBI.  The MBI business was sold during the fourth quarter of 2005 and no software license and support revenue was recorded during the three and six months ended June 30, 2006.

Summarized information about revenue and gross profit for each of our service lines is provided in the following table (amounts in thousands):

	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
REVENUE	Revenue	% of total	Revenue	% of total	Revenue	% of total	Revenue	% of total

Specialty pharmacy services	$89,434	56.7%	$67,600	56.6%	$185,233	59.2%	$142,497	59.3%
Infusion and related healthcare services	64,870	41.2%	47,690	39.9%	122,248	39.1%	90,538	37.7%
Other	3,356	2.1%	4,201	3.5%	5,432	1.7%	7,211	3.0%
Total revenue	$157,660	100.0%	$119,491	100.0%	$312,913	100.0%	$240,246	100.0%

	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
GROSS PROFIT	Gross Profit	Gross profit margin	Gross Profit	Gross profit margin	Gross Profit	Gross profit margin	Gross Profit	Gross profit margin

Specialty pharmacy services	$14,135	15.8%	$10,307	15.2%	$27,315	14.7%	$21,860	15.3%
Infusion and related healthcare services	28,494	43.9%	20,513	43.0%	54,108	44.3%	39,268	43.4%
Total gross profit, excluding other revenue	$42,629	27.6%	$30,820	26.7%	$81,423	26.5%	$61,128	26.2%

Other	3,355	100.0%	4,098	97.6%	5,432	100.0%	7,010	97.2%
Total gross profit	$45,984	29.2%	$34,918	29.2%	$86,855	27.8%	$68,138	28.4%

We derive most of our revenue from contracts with third party payors, such as managed care organizations, insurance companies, self-insured employers and Medicare and Medicaid programs.  Our principal managed care contract is with Blue Cross and Blue Shield of Florida for the provision of specialty pharmacy services and infusion pharmacy services to their members. For the three and six months ended June 30, 2006, approximately 13% of our revenue was generated from this contract compared to 14% for the corresponding periods in the prior year.  As of June 30, 2006 and December 31, 2005, respectively, 10% and 9% of our accounts receivable was due from Blue Cross and Blue Shield of Florida. The contract may be terminated by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term.  Currently, no other single managed care payor represents more than 10% of our revenue.

On June 15, 2006, we signed a Specialty Pharmacy Agreement (the “Agreement”) with Blue Cross and Blue Shield of Michigan (“BCBSM”) and Blue Care Network of Michigan (“BCN”) to be their exclusive provider of specialty pharmacy mail order services.  We expect this contract to materially increase our revenue in future periods.  Under the Agreement, we will provide specialty pharmacy medications, ancillary products and focused therapy management to BCBSM and BCN members.  The Agreement shall remain in force for an initial term ending September 30, 2009, with an automatic one year renewal beyond that date unless written notice of termination is given by BCBSM, BCN, or us.  The Agreement may be terminated by BCBSM or BCN, without cause, on ninety (90) days written notice.  We are currently making operational changes that will enable us to fully deliver services under this contract and anticipate implementing this program in our fiscal fourth quarter ending December 31, 2006.  We expect to incur certain incremental implementation expenses during our third and fourth fiscal quarters related to these efforts.

We also provide services that are reimbursable through government healthcare programs such as Medicare and state Medicaid programs.  For the three and six months ended June 30, 2006, approximately 21% and 20% of our revenue was generated from government healthcare programs compared to 17% for the corresponding three and six month periods in the prior year.  As of June 30, 2006 and December 31, 2005, respectively, 18% and 22% of our total accounts receivable was due from government healthcare programs.

RESULTS OF OPERATIONS

The following table shows the results of our operations for the three and six months ended June 30, 2006 and 2005, expressed in amounts and percentages of revenue (amounts in thousands):

	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Specialty pharmacy services	$89,434	56.7%	$67,600	56.6%	$185,233	59.2%	$142,497	59.3%
Infusion and related healthcare services	64,870	41.2%	47,690	39.9%	122,248	39.1%	90,538	37.7%
Other	3,356	2.1%	4,201	3.5%	5,432	1.7%	7,211	3.0%
Total revenue	157,660	100.0%	119,491	100.0%	312,913	100.0%	240,246	100.0%

Cost of revenue:
Cost of goods sold	93,850	59.5%	71,750	60.0%	192,029	61.3%	147,442	61.4%
Cost of services provided	17,826	11.3%	12,823	10.8%	34,029	10.9%	24,666	10.2%
Total cost of revenue	111,676	70.8%	84,573	70.8%	226,058	72.2%	172,108	71.6%

Gross profit	45,984	29.2%	34,918	29.2%	86,855	27.8%	68,138	28.4%

Selling, general and administrative expenses	32,022	20.3%	24,403	20.4%	60,598	19.4%	46,846	19.5%
Provision for doubtful accounts	3,463	2.2%	2,153	1.8%	6,931	2.2%	4,479	1.9%
Depreciation and amortization	1,226	0.8%	849	0.7%	2,370	0.8%	1,753	0.7%

Total operating expenses	36,711	23.3%	27,405	22.9%	69,899	22.4%	53,078	22.1%

Operating income	9,273	5.9%	7,513	6.3%	16,956	5.4%	15,060	6.3%
Interest income (expense), net	(217)	(0.2)%	194	0.1%	(209)	(0.1)%	150	—%
Other expense, net	(365)	(0.2)%	100	0.1%	(427)	(0.1)%	53	—%

Income from continuing operations before income taxes	8,691	5.5%	7,807	6.5%	16,320	5.2%	15,263	6.3%
Income tax provision	3,330	2.1%	3,004	2.5%	5,842	1.9%	5,788	2.4%

Net income from continuing operations	$5,361	3.4%	$4,803	4.0%	$10,478	3.3%	$9,475	3.9%

Discontinued operations:
Loss on discontinued operations, net of income taxes	(160)	(0.1)%	—	—%	(487)	(0.1)%	—	—%

Net income	$5,201	3.3%	$4,803	4.8%	$9,991	3.2%	$9,475	3.9%

Three and Six Months Ended June 30, 2006 and 2005

During the quarter ended June 30, 2006, we generated revenue from continuing operations of $157.7 million, an increase of 31.9% over the corresponding prior year quarter.  Our revenue from continuing operations for the six months ended June 30, 2006 was $312.9 million, representing an increase of 30.3% over the prior year.  This revenue growth was the result of acquisitions, as well as increases in same store sales.  Our total gross profit margin was 29.2% for the quarter and 27.8% for the six months ended June 30, 2006, compared to 29.2% and 28.4% for the corresponding prior year periods.  Within our services lines, the gross profit margins from our specialty pharmacy services and infusion and related healthcare services improved slightly in the current year quarter compared to the corresponding prior year quarter due to favorable product and therapy mix and cost-containment efforts.  Net income from continuing operations increased to $5.4 million in the quarter ended June 30, 2006, an increase of 11.6% over the corresponding prior year period. Our net income from continuing operations for the six months ended June 30, 2006 was $10.5 million, an increase of 10.6% over the prior year period.  These increases were primarily the result of the revenue growth generated by acquisitions we completed in 2005 and 2006 as well as same store sales growth.  Net income per diluted share from continuing operations was $0.15 for the quarter and $0.30 for the six months ended June 30, 2006 compared to $0.14 and $0.28 for the corresponding prior year periods.

Our operating cash flow was positive for both the quarter and six months ended June 30, 2006.  We generated $13.4 million in cash from operations during the six months ended June 30, 2006.  We used $38.8 million in cash to complete three business acquisitions during the six months ended June 30, 2006, of which $17.5 million was used in the quarter ended June 30, 2006 to acquire one of our franchises and pay additional consideration toward prior year acquisitions.  We ended the quarter with cash and cash equivalents of $15.4 million and short-term investments of $4.0 million.  Our debt primarily consisted of $86.3 million of 2.25% convertible senior notes due 2024.  As of May 5, 2006, we became party to a $35 million revolving Credit Agreement with LaSalle Bank but have not borrowed against this Credit Agreement to date.

Revenue:

We report our operating results in one segment, consisting of three service lines: specialty pharmacy services; infusion and related healthcare services; and other.  For the three and six months ended June 30, 2006, our revenue from continuing operations was $157.7 million and $312.9 million, respectively, representing increases of 31.9% and 30.3% over the corresponding prior year periods.  Our increases in revenue were primarily due to acquisitions as well as same store sales growth in Synagis and other products.

Specialty pharmacy services revenue:

Our specialty pharmacy services revenue from continuing operations for the quarter ended June 30, 2006 was $89.4 million, an increase of $21.8 million, or 32.3%, over the corresponding prior year quarter.  For the six months ended June 30, 2006, specialty revenue from continuing operations was $185.2 million, an increase of $42.7 million, or 30.0%, over the corresponding prior year period.  Acquisitions we completed in 2005 and the first six months of 2006 were the primary reason for the growth as well as increased sales of Synagis and various other products.  Synagis revenue in the six months ended June 30, 2006 exceeded the prior year revenue by $15.4 million, with $11.6 million of increase relating to the quarter ended March 31, 2006 and $3.8 million relating to the quarter ended June 30, 2006.  Synagis sales growth had a smaller effect on the quarter ended June 30, 2006 due to the wind-down of the Synagis season, which runs generally from October through April.  On a sequential quarterly basis, our specialty pharmacy services revenue from continuing operations declined by $6.4 million as a result of the $18.8 million seasonal decline in Synagis revenue, offset by growth from acquisitions and same store sales increases for other products.

Infusion and related healthcare services revenue:

Our infusion and related healthcare services revenue from continuing operations for the quarter ended June 30, 2006 was $64.9 million, an increase of $17.2 million, or 36.0%, over the corresponding prior year quarter.  For the six months ended June 30, 2006, infusion and related healthcare services revenue from continuing operations was $122.2 million, an increase of $31.7 million, or 35.0%, over the corresponding prior year period.  The primary drivers of these increases were the acquisitions we completed in 2005 and the first six months of 2006 as well as same store sales increases throughout our network of local, company-owned infusion pharmacies.

Other revenue:

Other revenue was $3.4 million for the quarter and $5.4 million for the six months ended June 30, 2006 compared to $4.2 million and $7.2 million in the corresponding prior year periods.  The decreases were primarily due to a decline in franchise settlement revenue as well as the absence of software-related revenue in 2006 resulting from our sale of MBI in November 2005.  Franchise-related revenue may continue to fluctuate significantly in future periods due to our potential acquisition, audit or termination of various franchises.

Cost of revenue:

Cost of revenue consists of the cost of goods sold and the cost of service provided. Our cost of revenue from continuing operations was $111.7 million for the quarter and $226.1 million for the six months ended June 30, 2006, representing increases of 32.1% and 31.3% over the corresponding prior year periods as a result of the revenue increases of 31.9% and 30.3% during these periods.

Cost of goods sold from continuing operations was $93.9 million, or 59.5% of revenue, for the quarter ended June 30, 2006 and $192.0 million, or 61.3% of revenue, for the six months ended June 30, 2006.  In the prior year periods, cost of goods sold was $71.8 million, or 60.0% of revenue for the quarter ended June 30, 2005 and $147.4 million, or 61.4% of revenue, for the six months ended June 30, 2005.  The declines in cost of goods sold as a percentage of revenue in the current year periods was primarily due to acquisitions and favorable shifts in product and therapy mix within our specialty pharmacy and infusion and related healthcare service lines.

Cost of service consists of salaries and related costs for employees directly involved in patient care, including pharmacists, nurses, therapists and delivery drivers.  Cost of service also includes the cost of shipping or delivering products and services to the patient.  Our cost of service from continuing operations was $17.8 million, or 11.3% of revenue, for the quarter ended June 30, 2006 and $34.0 million, or 10.9% of revenue, for the six months ended June 30, 2006.  In the prior year periods, our cost of service was $12.8 million, or 10.8% of revenue, for the quarter ended June 30, 2005 and $24.7 million, or 10.2% of revenue, for the six months ended June 30, 2005.  The increases in costs of service as a percentage of revenue in the current year periods was due to a variety of factors, including acquisitions completed in 2005 and 2006 which increased our RT/DME and home health nursing and therapy services in the current year.  These health care services have larger cost of service components than our home infusion and specialty pharmacy services, which are out core services.

Gross profit margin:

The following table sets forth the gross profit margin for each of our three service lines: specialty pharmacy services; infusion and related healthcare services; and other:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Gross profit margin:
Specialty pharmacy services	15.8%	15.2%	14.7%	15.3%
Infusion and related healthcare services	43.9%	43.0%	44.3%	43.4%
Gross profit margin, excluding other revenue	27.6%	26.7%	26.5%	26.2%
Other	100.0%	97.6%	100.0%	97.2%
Total gross profit margin	29.2%	29.2%	27.8%	28.4%

Our total gross profit margins from continuing operations remained consistent in the quarter ended June 30, 2006 compared to the corresponding prior year period, while our total gross profit margins from continuing operations for the six months ended June 30, 2006 declined by 60 basis points from the corresponding prior year period.  Excluding the impact of other revenue, which is variable in nature and has little or no associated direct costs, our gross profit margin was 27.6% for the three months and 26.5% for the six months ended June 30, 2006, representing increases of 90 and 30 basis points over the respective prior year periods.  Within our services lines, the gross profit margin on our specialty pharmacy services was 15.8% in the quarter ended June 30, 2006 compared to 15.2% in the prior year quarter.  This increase is attributable to a larger increase in locally-distributed specialty products compared to the lower margin products distributed from our central, high-volume specialty pharmacies.  Our specialty pharmacy services gross profit margin for the six months ended June 30, 2006 was 14.7%, a decline of 70 basis points from the prior year period, due to changes in product mix driven by the current year increase in Synagis revenue, a lower margin product, and margin pressure from immune globulin (IVIG) products due to cost increases that occurred in 2005.  Our infusion and related healthcare services gross profit margins increased by 90 basis points in the quarter and 30 basis points in the six months ended June 30, 2006 compared to the prior year periods.  These increases are due to shifts in mix of therapies and cost containment efforts.

Selling, general and administrative expenses:

For the quarter ended June 30, 2006, selling, general and administrative expenses were $32.0 million, an increase of $7.6 million, or 31.2%, over the prior year quarter.  For the six months ended June 30, 2006, selling, general and administrative expenses were $60.6 million, an increase of $13.8 million, or 29.4%, over the prior year period.  The period-over-period increases are primarily due to incremental selling, general and administrative expenses contributed by acquisitions.  As a percentage of revenue, selling, general and administrative expenses declined 10 basis points in the quarter and six months ended June 30, 2006 compared to the corresponding prior year periods.  The current year expense includes an accrual of $700,000 in the quarter ended June 30, 2006 related to our abandonment of three leased facilities no longer needed for our operations as the result of current year acquisitions and our prior year disposal of MBI.  In the current year, we also recorded higher professional fees expense related to franchise settlement negotiations and other matters.

Provision for doubtful accounts:

Our provision for doubtful accounts for the quarter ended June 30, 2006 was $3.5 million, or 2.2% of revenue, compared to $2.2 million, or 1.8% of revenue, in the prior year quarter.  For the six months ended June 30, 2006, our provision for doubtful accounts was $6.9 million, or 2.2% of revenue, compared to $4.5 million, or 1.9% of revenue, in the corresponding prior year period.  The increase in our provision for doubtful accounts was primarily due to a larger percentage of our revenue in the current year periods being billed locally as major medical benefits rather than centrally as pharmacy benefits.  Billing under major medical benefit is more labor intensive and subject to higher risk of bad debts than billing under the pharmacy benefit.

Depreciation and amortization:

For the quarter ended June 30, 2006, depreciation and amortization expense was $1.2 million, an increase of $400,000, or 44.4%, over the corresponding prior year quarter.  For the six months ended June 30, 2006, our depreciation and amortization expense was $2.4 million, an increase of $600,000, or 35.2%, over the corresponding prior year period.  These increases are due to acquisitions and additional investments in computer hardware and software technology.  The depreciation expense contained within this caption on our statements of income relates to non-revenue producing assets only.  Depreciation for revenue-producing equipment such as rental medical equipment and delivery vehicles is included in cost of revenue.

Operating income:

Our operating income was $9.3 million for the quarter ended June 30, 2006, an increase of $1.8 million, or 23.4%, over the corresponding prior year quarter.  For the six months ended June 30, 2006, our operating income was $17.0 million, which represents an increase of $1.9 million, or 12.6%, over the prior year period.  These increases in operating income were primarily the result of acquisitions, as well as same store sales growth during the period.  As a percentage of revenue, our operating income was 5.9% for the quarter ended June 30, 2006 compared to 6.3% for the corresponding prior year quarter.  For the six months ended June 30, 2006, our operating income was equal to 5.4% of revenue compared to 6.3% in the prior year periods. These declines were primarily due to higher franchise settlement revenue in the prior year periods than in the current year periods, as well as margin compression for IVIG products.

Interest income/(expense):

For the quarter and six months ended June 30, 2006, we incurred net interest expense of $200,000 compared to interest income of $200,000 in the corresponding prior year periods.  Our interest expense during these periods primarily consisted of $500,000 per quarter payable to holders of our $86.3 million of 2.25% convertible senior notes.  In the quarter and six months ended June 30, 2005, the cash proceeds from this offering generated interest income in excess of the interest payable on the notes.  However, during 2005 and the first six months of 2006 we have used most of the proceeds from this offering to complete business acquisitions.  This has reduced our interest-generating cash reserves resulting in net interest expense in the current year periods.

Other income/(expense), net

For the quarter and six months ended June 30, 2006, we recorded other expense of $400,000 compared to other income of $100,000 in the corresponding periods of the prior year.  The current year expense primarily consisted of loss from equity investments and minority interest expense.  In the prior year periods, the income was primarily due to a gain from disposal of a small subsidiary, partially offset by minority interest expense.

Income taxes:

Our income tax provision on continuing operations was $3.3 million for the quarter and $5.8 million for the six months ended June 30, 2006.  In the prior year, our income tax provision was $3.0 million for the quarter and $5.8 million for the six months ended June 30, 2005.  As a percentage of pre-tax income, our provision for income taxes was 38.3% for the quarter and 35.8% for the six months ended June 30, 2006 compared to 38.5% for the quarter and 37.9% for the six months ended June 30, 2005.  The decline in income tax provision as a percentage of pre-tax income in current year periods is primarily due to reduction of an excess provision for prior year income taxes and ongoing tax planning initiatives.

Net income from continuing operations:

Our net income from continuing operations was $5.4 million for the quarter and $10.5 million for the six months ended June 30, 2006 compared to $4.8 million for the quarter and $9.5 million for the six months ended June 30, 2005.  The current year increases in net income from continuing operations were primarily the result of our growth in revenue from acquisitions, as well as increases in same store sales.  As a percentage of revenue, our net income was 3.4% for the quarter and 3.3% for six months ended June 30, 2006 compared to 4.0% for the quarter and 3.9% for the six months ended June 30, 2005.  These declines are primarily due to the reduction in franchise-related revenue in the current year, as well as the losses from equity investments.

Diluted shares & earnings per share:

For the quarter ended June 30, 2006, our diluted shares were 35,198,000 compared to 34,593,000 for the corresponding prior year quarter.  This increase was primarily due to shares issued in connection with business acquisitions completed this year.  For the six months ended June 30, 2006, diluted shares were 35,161,000 compared to 33,971,000 for the corresponding prior year period.  Shares issued and issuable related to business acquisitions, stock options exercises and purchase under our employee stock purchase plan were all contributing factors in this increase.  Our earnings per diluted share from continuing operations were $0.15 for the quarter and $0.30 for the six months ended June 30, 2006, compared to $0.14 and $0.28 per diluted share for the corresponding periods in the prior year.  These increases were due to our increases in net income from continuing operations.

Loss on discontinued operations, net of income taxes:

At the end of the quarter ended March 31, 2006, we determined that our home health agency in Portland, Oregon (“Portland HHA”) was not a strategic asset of the company and we adopted a plan to either sell or otherwise terminate the business.  Our loss from this business, net of income taxes, was $200,000 for the quarter and $500,000 for the six months ended June 30, 2006.  On August 1, 2006, we completed the sale of Portland HHA for $500,000 in cash, plus the assumption of certain liabilities by the purchaser.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2006, we financed our operations and business acquisitions through operating cash flows, the use of cash reserves and our sales of short-term investments.  During the six months ended June 30, 2006, we generated $13.4 million in positive cash flow from operations.  We used $38.8 million in cash during this period for business acquisitions.  As of June 30, 2006, we had cash and short-term investments totaling $19.4 million and total long-term debt of $86.3 million.  In order to gain access to additional capital, we signed a $35 million revolving Credit Agreement with LaSalle Bank National Association on May 5, 2006.  This agreement grants us the option to increase the credit commitment from $35 million to a maximum of $100 million during the first two years of the agreement.  We had no borrowings under the Credit Agreement during the quarter ended June 30, 2006.

Operating Cash Flows:

We generated $13.4 million in positive cash flow from operations in the six months ended June 30, 2006.  This positive cash flow was primarily the result of our net income of $10.0 million in the current year period, plus non-cash expenses of $12.0 million, partially offset by our payment of accounts payable assumed through business acquisitions.

For the six-month period ended June 30, 2005, we generated $10.6 million of positive operating cash flow.  The positive cash flow was primarily due to our net income during the period and our accounts receivable collection performance.  Additionally, timing of income tax payments resulted in an increase of $1.6 million.

Investing Cash Flows:

Overall, we used $7.6 million in investing activities during the six months ended June 30, 2006.  We used $38.8 million in cash to complete business combinations and pay additional consideration due on prior year acquisitions.  We generated $37.0 million in cash from the net sale of short-term investments to provide the cash to complete these acquisitions.  We also used $5.8 million in the six months ended June 30, 2006 to acquire depreciable assets, of which $4.1 million was used for infrastructure items such as furniture and fixtures and computer hardware and software, while $1.7 million was used to acquire revenue-generating medical equipment such as infusion pumps and durable medical equipment.

We used $26.1 million in cash in investing activities during the six months ended June 30, 2005.  Of this total, $25.7 million was used to complete five business acquisitions during the period.  We also used $4.2 million to acquire equipment and other fixed assets, of which $1.2 million was used to purchase a new software system for our specialty drug distribution business, $1.5 million was used for infrastructure items such as furniture, fixtures and computer hardware, $1.1 million was used to acquire revenue-generating medical equipment such as infusion pumps and other durable medical equipment, and $400,000 was used for internally-developed software projects.  During the six months ended June 30, 2005, we generated a net $3.8 million in cash from the liquidation of short-term investments to help fund our acquisition payments.

Financing Cash Flows:

We generated $1.8 million from financing activities in the six months ended June 30, 2006.  We generated $2.6 million from issuance of stock related to employee stock option exercises and purchases under our employee stock purchase plan, and recognized $600,000 in income tax benefit from employee stock option exercises.  These positive cash flow items were offset by our payment of $1.3 million in dividends to our shareholders and payment of $100,000 in fees related to completing our $35 million credit agreement with LaSalle Bank National Association.

Financing activities generated a net $4.6 million in positive cash flow during the six months ended June 30, 2005.  We generated $4.5 million in cash from issuance of shares of common stock to employees who exercised stock options or participated in our employee stock purchase plan, and we used $1.1 million to pay cash dividends to our shareholders.  We also used $200,000 to pay trailing debt issuance costs related to our convertible debt offering from November 2004.

Convertible Senior Notes:

In November 1, 2004, we completed an $86.3 million offering of 2.25% convertible senior notes, due 2024.  The cash generated by this offering was primarily used to finance business acquisitions, as well as a limited amount of stock repurchases.  The initial offering was completed on November 2, 2004 for $75.0 million.  An option for purchase of an additional $11.3 million of notes was exercised in full on November 9, 2004.  We pay interest at a rate of 2.25% per annum, semi-annually in arrears on May 1 and November 1 of each year on the principal amount of the notes.  The holders may convert the notes into cash and, if applicable, shares of our common stock if certain conversion criteria are met, such as our stock reaching a threshold market price or various other criteria.  The notes cannot be redeemed by us prior to November 1, 2009.  On each of November 1, 2009, November 1, 2014 and November 1, 2019, the holders can require us to purchase all or a portion of the outstanding notes for their principal amount plus accrued interest.  At any time on or after November 1, 2009, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest.  We have incurred deferred financing costs of $3.2 million related to this offering, consisting of underwriting, legal and other related costs.  These costs are being amortized straight-line over a five-year period.

Credit Agreement with LaSalle Bank N.A.:

On May 5, 2006, we signed a five-year, $35 million revolving Credit Agreement with LaSalle Bank National Association (the “Agreement”).  The initial revolving loan commitment under the Agreement is $35 million.  Provided there is no event of default, we have the option to increase the revolving loan commitment to a maximum of $100 million during the first two years of the Agreement.  We will pay interest on borrowings at rates ranging from prime plus zero or LIBOR plus 1.00% to a maximum of prime plus 0.25% or LIBOR plus 1.75% based on our debt to EBITDA ratio for the applicable period.  We will also pay a non-use fee ranging from 0.15% to 0.225% of the unused portion of the revolving loan commitment.  The interest rates and non-use fee rates payable are based on our Total Debt to EBITDA Ratio, as defined in the agreement, for the applicable period.  We must maintain compliance with various financial and other covenants throughout the life of the Agreement.  We may use up to $2.5 million of our available credit to secure Letters of Credit, as needed, payable applicable fees while the Letters of Credit are in place.  We incurred fees of approximately $100,000 related to negotiating this Agreement. We had no borrowings under the Agreement during the quarter ended June 30, 2006 and were in compliance with all covenants.  In the six months ended June 30, 2006, we recorded a negligible amount of non-use fees and letter of credit fees.

Accounts Receivable:

The following table sets forth information regarding our accounts receivable as of the dates indicated (dollar amounts in thousands):

	June 30, 2006	March 31, 2006	December 31, 2005

Accounts receivable	$111,097	$120,983	$101,294
Less allowance for doubtful accounts	(8,566)	(7,435)	(5,997)
Accounts receivable, net of allowance for doubtful accounts	$102,531	$113,548	$95,297

Days sales outstanding (DSO)(1)	58 days	59 days	59 days

(1)   DSO is based on trade accounts receivable, net of allowance for doubtful accounts, and is calculated using the exhaustion method whereby the net accounts receivable balance is exhausted against each preceding month’s or partial month’s net revenue.  The DSO calculated above includes only our specialty pharmacy service line and infusion and related healthcare service line.

Our accounts receivable, net of bad debt reserves, was $102.5 million as of June 30, 2006 compared to $113.5 million at March 31, 2006 and $95.3 million as of December 31, 2005.  The decline in accounts receivable since March 31, 2006 was primarily due to a seasonal decline in Synagis sales which more than offset the increases related to business acquisitions and same store sales growth.

Our days sales outstanding (DSO) declined by one day to 58 days as of June 30, 2006 from 59 days as of March 31, 2006 and December 31, 2005.  This decrease was primarily due to improved cash collections in the quarter ended June 30, 2006.

The following table sets forth the percentage breakdown of our trade accounts receivable by aging category and by major payor as of the dates indicated:

	June 30, 2006	March 31, 2006	December 31, 2005
By Aging Category (1):
Aged 0-90 days	70%	76%	78%
Aged 91-180 days	18%	14%	12%
Aged 181-365 days	9%	7%	7%
Aged over 365 days	3%	3%	3%
Total	100%	100%	100%

By Major Payor:
Managed care and other payors	82%	77%	78%
Medicare and Medicaid	18%	23%	22%
Total	100%	100%	100%

(1)   Accounts receivable by aging category considers only accounts of our specialty pharmacy service line and infusion and related healthcare service line.

As of June 30, 2006 we had cash and cash equivalents of $15.4 million and short-term investments of $4.0 million for a combined total of $19.4 million, compared to cash and cash equivalents of $7.8 million and short-term investments of $41.0 million for a combined total of $48.8 million as of December 31, 2005.  This $29.4 million decline in cash, cash equivalents and short-term investments was primarily due to our use of $38.8 million in cash for business acquisitions.  We believe that cash flow from operations, plus our current cash and short-term investments and available credit under our new $35 million revolving Credit Agreement with LaSalle Bank National Association will be sufficient to meet our operating cash needs for the immediate future, including any interest due on our $86.3 million of 2.25% convertible senior notes.  In the event that additional capital is required, there can be no assurance that such capital can be obtained from other sources on terms acceptable to us, if at all.

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

Goodwill and Other Intangible Assets

The following table sets forth the net value of our goodwill and other intangible assets as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005

Goodwill, net of accumulated amortization	$164,836	$112,220
Other intangible assets, net of accumulated amortization	$1,290	$1,003
Total intangible assets, net of accumulated amortization	$166,126	$113,223

Other intangible assets consist of non-compete agreements, contracts and patient records acquired through business acquisitions.

During the six months ended June 30, 2006, goodwill increased by $52.6 million as a result of the three business acquisitions completed during that period and additional consideration paid and payable related to prior year acquisitions.  Other intangible assets increased by $500,000 as a result of these acquisitions, offset by amortization of $200,000 during the period.

As required by Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we do not amortize goodwill, but test our goodwill for impairment annually each October 1, or whenever we identify events or conditions that could potentially result in impairment of our goodwill.  During the quarter ended June 30, 2006, no impairment of goodwill was identified.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily in relation to our cash and cash equivalents and short-term investments.  As of June 30, 2006, we had no variable-rate debt.  In November 2004, we completed an $86.3 million offering of 2.25% convertible senior notes due 2024.  The interest rate on this debt is fixed.  Should we need to borrow against our $35 million revolving Credit Agreement with LaSalle Bank National Association, the interest rate on such borrowings would be variable and we would subject to interest rate risk.

Within our short-term investments, we have utilized a mix of investment maturities based on our anticipated cash needs and evaluation of existing interest rates and market conditions.  The following table sets forth our cash and cash equivalents and short-term investments as of the dates indicated (in thousands):

	June 30, 2006	March 31, 2006	December 31, 2005
Cash and cash equivalents (1)	$15,444	$12,611	$7,816
Short-term investments (2)	4,000	14,250	41,042
Total	$19,444	$26,861	$48,858

(1)   Cash equivalents includes highly-liquid investments having a maturity of three months or less at time of purchase,

(2)   Short-term investments consist of commercial paper with maturities of three months or more at time of acquisition, and variable-rate municipal demand notes, preferred stocks and similar instruments that are perpetual or mature in greater than three months.

While we attempt to minimize market risk and maximize return, changes in market conditions may significantly affect the income we earn on our cash and cash equivalents and short-term investments.  Based on our actual cash and cash equivalents and short-term investment balances at June 30, 2006, a 100 basis point decline in interest rates would reduce our interest income by $194,000 on an annualized basis.

ITEM 4.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2006. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2006. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

We held our annual meeting of stockholders on May 16, 2006.  At that meeting, our stockholders were asked to consider and vote upon the following matters.

1.     Election of three members to the Board of Directors to hold office for a three-year term or until a successor is duly elected and qualified.  The nominees, who were listed in our proxy statement, were elected for a three-year term, with the results of voting as follows:

	VOTES FOR	VOTES WITHHELD
Kenneth Abramowitz	29,449,084	63,188
John N. Kapoor, Ph.D.	28,914,311	647,961
Rajat Rai	29,507,822	54,450

There were no broker non-votes.

2.     Approval of an amendment to our Employee Stock Purchase Plan to increase the number of shares available for grant.  The proxy voting results were as follows:

VOTES FOR	VOTES AGAINST	ABSTAIN	BROKER NON-VOTES
24,530,596	187,131	333,830	4,510,715

3.     Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year 2006.  The proxy voting results were as follows:

VOTES FOR	VOTES AGAINST	ABSTAIN
29,514,819	46,326	1,127

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTION CARE, INC.
Date: August 9, 2006	By:	/s/ Paul Mastrapa
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number

10.43

Credit Agreement, dated May 5, 2006, by and among Option Care, Inc. and certain subsidiaries of Option Care, Inc. party thereto, as Borrowers, the Lending Institutions party thereto, as Lenders, LaSalle Bank National Association, as Administrative and Collateral Agent and Arranger. Filed as Exhibit 10.43 to Option Care’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated by reference herein.

10.44

Guaranty and Collateral Agreement, dated May 5, 2006, by and among Option Care, Inc. and certain subsidiaries of Option Care, Inc. party thereto, as Grantors, and LaSalle Bank National Association, as Administrative Agent. Filed as Exhibit 10.44 to Option Care’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated by reference herein.

10.45

Specialty Pharmacy Agreement, dated June 15, 2006, by and among Option Care, Inc., Blue Cross and Blue Shield of Michigan and Blue Care Network of Michigan. Filed as Exhibit 10.45 to this Quarterly Report on Form 10-Q.

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