Form 10-Q
period 2006-09-30
OPTION CARE INC/DE
filed 2006-11-09
CIK 884064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Issued and Outstanding as of November 1, 2006

Common Stock - $0.01 par value	34,361,439

INDEX

OPTION CARE, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Restated-Note 1)
Assets
Current assets:
Cash and cash equivalents	$12,456	$7,816
Short-term investments	9,200	41,042
Accounts receivable, net	101,981	95,297
Inventory	18,954	15,490
Deferred income tax benefit	4,236	2,856
Other current assets	8,553	9,942

Total current assets	155,380	172,443
Equipment and other fixed assets, net	22,648	18,905
Goodwill, net	164,232	112,220
Other assets	12,269	12,996

Total assets	$354,529	$316,564

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$29,325	$29,958
Current portion of long-term debt	32	48
Other current liabilities	14,433	9,743

Total current liabilities	43,790	39,749
Long-term debt, less current portion	86,284	86,306
Deferred income tax liability	11,537	9,084
Other liabilities	1,140	665
Minority interest	771	593

Total liabilities	143,522	136,397

Stockholders’ equity:
Common stock, $.01 par value per share, 60,000 shares authorized, 34,330 and 32,838 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	343	328
Common stock to be issued, 108 and 134 shares at September 30, 2006 and December 31, 2005, respectively	1,179	1,311
Additional paid-in capital	146,193	128,158
Retained earnings	63,292	50,370

Total stockholders’ equity	211,007	180,167

Total liabilities and stockholders’ equity	$354,529	$316,564

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(Restated-Note 1)		(Restated-Note 1)
Revenue:
Specialty pharmacy services	$84,640	$67,239	$269,873	$209,736
Infusion and related healthcare services	66,657	51,178	188,292	141,716
Other	1,592	3,476	7,023	10,687
Total revenue	152,889	121,893	465,188	362,139
Cost of revenue:
Cost of goods sold	90,709	71,680	282,721	219,122
Cost of services provided	17,720	13,718	51,306	38,383
Total cost of revenue	108,429	85,398	334,027	257,505

Gross profit	44,460	36,495	131,161	104,634

Selling, general and administrative expenses	30,627	25,318	90,846	72,165
Provision for doubtful accounts	3,542	2,248	10,461	6,727
Depreciation and amortization	1,227	915	3,597	2,668

Total operating expenses	35,396	28,481	104,904	81,560

Operating income	9,064	8,014	26,257	23,074
Interest income (expense), net	(261)	108	(470)	258
Other expense, net	(260)	(73)	(688)	(20)

Income before income taxes	8,543	8,049	25,099	23,312
Income tax provision	3,337	3,137	9,265	8,925

Net income from continuing operations	$5,206	$4,912	$15,834	$14,387

Discontinued operations:
Loss on discontinued operations, net of income taxes	(256)	—	(893)	—

Net income	$4,950	$4,912	$14,941	$14,387

Basic net income (loss) per common share:
Continuing operations	$0.15	$0.15	$0.47	$0.44
Discontinued operations	$(0.01)	$—	$(0.03)	$—
Total	$0.14	$0.15	$0.44	$0.44

Diluted net income (loss) per common share:
Continuing operations	$0.15	$0.14	$0.45	$0.42
Discontinued operations	$(0.01)	$—	$(0.03)	$—
Total	$0.14	$0.14	$0.42	$0.42

Shares used in computing net income per share:
Basic	34,324	32,771	33,822	32,496
Diluted	35,460	34,679	35,310	34,231

Cash dividends per share	$0.0200	$0.0200	$0.0600	$0.0533

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2006	2005
		(Restated-Note 1)

Cash flows from operating activities:
Net income	$14,941	$14,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,082	4,607
Provision for doubtful accounts	10,682	6,727
Income from equity investees	396	—
Loss on disposals	49	—
Non-cash stock compensation expense	1,047	2,540
Deferred income taxes	511	371
Changes in assets and liabilities, net of acquisitions:		—
Accounts and notes receivable	(3,048)	(8,450)
Inventory	(984)	2,974
Accounts payable	(11,513)	(4,971)
Income taxes receivable/payable	317	(273)
Change in other assets and liabilities	2,853	(1,995)

Net cash provided by operating activities	21,333	15,917

Cash flows from investing activities:
Purchases of short-term investments	(13,200)	(170,840)
Sales of short-term investments	45,042	192,566
Purchases of equipment and other, net	(7,874)	(7,094)
Payments for acquisitions, net of cash acquired	(43,817)	(46,367)
Proceeds from disposals	462	—

Net cash used in investing activities	(19,387)	(31,735)

Cash flows from financing activities:
Increase in deferred financing costs	(55)	(166)
Income tax benefit from exercise of stock options	994	1,973
Payments on capital leases and other debt	(38)	(30)
Proceeds from issuance of stock	3,812	6,060
Payments of cash dividends to common shareholders	(2,019)	(1,728)

Net cash provided by financing activities	2,694	6,109

Net increase (decrease) in cash and cash equivalents	4,640	(9,709)
Cash and cash equivalents, beginning of period	7,816	19,816
Cash and cash equivalents, end of period	$12,456	$10,107

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

1.      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

In addition, the balance sheet at December 31, 2005 and statements of income and cash flows for the three and nine months ended September 30, 2005 have been restated to reflect the impact of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, as of January 1, 2006 utilizing the modified retrospective method (see also Note 9, Stock-based Compensation) and to reflect the correction of errors in previously reported pro-forma disclosures of stock-based compensation as then required by SFAS No. 123, Accounting for Stock-Based Compensation.  The errors in previously reported pro-forma disclosures of stock-based compensation were due to improper tax treatment of compensation expense from our employee stock purchase plan and improper accelerated expensing of certain prior years’ grants.

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

(1) Included in the accompanying restated Condensed Consolidated Balance as of December 31, 2005 within “Other assets”.

The following table sets forth the impact of the adoption of SFAS No. 123(R) utilizing the modified retrospective method and the correction of errors in previously reported pro-forma disclosures of stock-based compensation on the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three months ended September 30, 2005			Nine months ended September 30, 2005
	As Reported	Effect of FAS 123(R) Adoption	As Restated	As Reported	Effect of FAS 123(R) Adoption	As Restated

Total revenue	$121,893	$—	$121,893	$362,139	$—	$362,139

Cost of goods sold	71,680	—	71,680	219,122	—	219,122
Cost of services provided	13,688	30	13,718	38,269	114	38,383
Total cost of revenue	85,368	30	85,398	257,391	114	257,505

Gross profit	36,525	(30)	36,495	104,748	(114)	104,634

Selling, general and administrative expenses	24,689	629	25,318	69,739	2,426	72,165
Other operating expenses	3,163	—	3,163	9,395	—	9,395
Total operating expenses	27,852	629	28,481	79,134	2,426	81,560

Operating income	8,673	(659)	8,014	25,614	(2,540)	23,074
Interest income	108	—	108	258	—	258
Other expense, net	(73)	—	(73)	(20)	—	(20)

Income before income taxes	8,708	(659)	8,049	25,852	(2,540)	23,312
Income tax provision	3,348	(211)	3,137	9,798	(873)	8,925
Net income	$5,360	$(448)	$4,912	$16,054	$(1,667)	$14,387

Net income per common share:

Basic	$0.16	$(0.01)	$0.15	$0.49	$(0.05)	$0.44

Diluted	$0.16	$(0.02)	$0.14	$0.47	$(0.05)	$0.42

Shares used in computing net income per share:
Basic	32,771	—	32,771	32,496	—	32,496
Diluted	34,566	113	34,679	34,163	68	34,231

The following table sets forth the impact of the adoption of SFAS No. 123(R) utilizing the modified retrospective method and the correction of errors in previously reported pro-forma disclosures of stock-based compensation on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 (in thousands):

	As Reported	Effect of FAS 123(R) Adoption	As Restated

Cash flows from operating activities:
Net income	$16,054	$(1,667)	$14,387
Adjustments to reconcile net income to cash provided by operating activities:
Non-cash stock compensation expense	—	2,540	2,540
Deferred income taxes	1,244	(873)	371
Income tax benefit from exercise of stock options	1,973	(1,973)	—
Other adjustments	(1,381)	—	(1,381)

Net cash provided by operating activities	17,890	(1,973)	15,917

Net cash used in investing activities	(31,735)	—	(31,735)

Cash flows from financing activities:
Income tax benefit from exercise of stock options	—	1,973	1,973
Other cash flows from financing activities	4,136	—	4,136

Net cash provided by financing activities	4,136	1,973	6,109

Net decrease in cash and cash equivalents	(9,709)	—	(9,709)
Cash and cash equivalents, beginning of period	19,816	—	19,816
Cash and cash equivalents, end of period	$10,107	$—	$10,107

2.      Long-Term Debt

In November 2004, we completed an offering of $86.3 million of 2.25% convertible senior notes due 2024 in a private placement to qualified institutional buyers.  We filed a Registration Statement on Form S-3 on January 24, 2005, as subsequently amended, to register the notes under the Securities Act of 1933.  The notes are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 55.5278 shares per $1,000 principal amount of notes (which represents an initial conversion price of $18.01 per share), in certain circumstances.  The conversion rate and conversion price were subsequently adjusted to 83.5519 and $11.97 per share, respectively, pursuant to the terms of the notes as a result of our 3-for-2 common stock split on March 31, 2005 and the $0.02 per share dividends paid each quarter thereafter.  Holders may convert their notes into cash and, if applicable, shares of our common stock prior to the stated maturity only under the following circumstances: (1) during any calendar quarter after the calendar quarter ended December 31, 2004, if the closing sale price of our common stock for each of 20 or more consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period (the “note measurement period”) in which the average trading price per $1,000 principal amount of notes was equal to or less than 97% of the average conversion value of the notes during the note measurement period; (3) upon the occurrence of specified corporate transactions; or (4) if we have called the notes for redemption.  In general, upon conversion, the holder of each note will receive the conversion value of the note payable in cash, up to the principal amount of the note, and common stock for the note’s conversion value in excess of such principal amount (plus an additional cash payout in lieu of fractional shares).  If the notes are surrendered for conversion in connection with certain fundamental changes that occur before November 1, 2009, holders will in certain circumstances also receive a make-whole premium in addition to the cash and shares to which holders are otherwise entitled to receive upon conversion.  The convertible senior notes will mature on November 1, 2024 and will not be redeemable by us prior to November 1, 2009.  Holders of the convertible notes may require us to repurchase all or a portion of the convertible notes for cash on November 1, 2009, November 1, 2014 and November 1, 2019.  Interest will be paid at 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year to the holders of record at the close of business on the preceding April 15 and October 15, respectively.  The notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness.  None of the required conditions for potential conversion of the notes by the holders occurred during the nine months ended September 30, 2006.  The holders of the notes possess no stockholder rights, such as dividend or voting rights, unless and until they convert their notes into cash and shares of our common stock.

On May 5, 2006, we entered into a five-year revolving Credit Agreement with LaSalle Bank National Association (the “Agreement”).  The initial revolving loan commitment under the Agreement is $35 million.  Provided there is no event of default, we have the option to increase the revolving loan commitment to a maximum of $100 million during the first two years of the

Agreement.  We will pay interest on borrowings at rates ranging from prime plus zero or LIBOR plus 1.00% to a maximum of prime plus 0.25% or LIBOR plus 1.75% based on our debt to EBITDA ratio for the applicable period.  We will also pay a non-use fee ranging from 0.15% to 0.225% of the unused portion of the revolving loan commitment. The interest rates and non-use fee rates payable are based on our Total Debt to EBITDA Ratio, as defined in the agreement, for the applicable period. We must maintain compliance with various financial and other covenants during the life of the Agreement. We incurred fees of approximately $150,000 related to negotiating this Agreement. We have had no borrowings under the Agreement from inception through September 30, 2006.

3.      Earnings Per Share Data

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated. (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic:
Net income from continuing operations	$5,206	$4,912	$15,834	$14,387
Net loss from discontinued operations	(256)	—	(893)	—

Net income	$4,950	$4,912	$14,941	$14,387

Average shares outstanding	34,324	32,771	33,822	32,496

Basic earnings from continuing operations per share	$0.15	$0.15	$0.47	$0.44
Basic loss from discontinued operations per share	(0.01)	—	(0.03)	—

Basic earnings per share	$0.14	$0.15	$0.44	$0.44

Diluted:
Net income from continuing operations	$5,206	$4,912	$15,834	$14,387
Net loss from discontinued operations	(256)	—	(893)	—

Net income	$4,950	$4,912	$14,941	$14,387

Average shares outstanding	34,324	32,771	33,822	32,496
Net effect of dilutive stock options – Based on the treasury stock method	873	1,073	985	1,070
Net effect of dilutive contingently convertible debt (1)	263	835	503	665

Total diluted shares	35,460	34,679	35,310	34,231

Diluted earnings from continuing operations per share	$0.15	$0.14	$0.45	$0.42
Diluted loss from discontinued operations per share	(0.01)	—	(0.03)	—

Diluted earnings per share	$0.14	$0.14	$0.42	$0.42

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

Other revenue consists of royalties and other fees generated from our franchised pharmacy network and, for the three and nine months ended September 30, 2005, software licensing and support revenue generated by our subsidiary, Management by Information, Inc. (“MBI”).  The MBI business was sold during the fourth quarter of 2005 and therefore generated no revenue during the three and nine months ended September 30, 2006.

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

The following table sets forth information regarding revenue and accounts receivable related to our most significant payors as of the dates and for the periods presented:

	Revenue
	Three months ended		Nine months ended		Accounts Receivable
	September 30,		September 30,		September 30,	December 31,
	2006	2005	2006	2005	2006	2005

Blue Cross and Blue Shield of Florida	14%	14%	13%	14%	8%	9%
Medicare & Medicaid	21%	15%	20%	17%	20%	22%
All other payors (1)	65%	71%	67%	69%	72%	69%

Total	100%	100%	100%	100%	100%	100%

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

Option Care’s quarterly Synagis® revenue for the year 2005 and the first three quarters of 2006 was as follows (in thousands):

	Synagis® revenue	% of Total Revenue (1)
Quarter ended March 31, 2005	$15,536	12.9%
Quarter ended June 30, 2005	4,492	3.8%
Quarter ended September 30, 2005	862	0.7%
Quarter ended December 31, 2005	15,905	11.2%
Fiscal year 2005	$36,795	7.3%

Quarter ended March 31, 2006	$27,102	17.5%
Quarter ended June 30, 2006	$8,372	5.3%
Quarter ended September 30, 2006	$1,780	1.2%

(1) Percent of total revenue is calculated based on total revenue from continuing operations.

7.                 Acquisitions

We completed two acquisitions and entered into a binding agreement for a third acquisition during the nine months ended September 30, 2006. The results of operations for each business were consolidated as of the effective date of the acquisition. The purpose of each acquisition was to increase our revenue and net income by accomplishing one or both of the following goals: (1) expanding our geographic coverage, and (2) consolidating our position in the markets we serve.

Effective May 15, 2006, we acquired all of the outstanding stock of our Eatontown, New Jersey franchise.  The initial purchase price was $18.2 million, paid $14.0 million in cash and $4.2 million in shares of our common stock. We may owe additional consideration of up to $7.4 million, payable in 2007, 2008 and/or 2009 based on achievement of certain financial performance targets. Concurrent with the acquisition of this franchise, we recorded a gain of $1.2 million related to settlement of their pre-existing franchise relationship. This gain is included within Other Revenue on our Condensed Consolidated Statements of Income for the nine months ended September 30, 2006. Related to this acquisition, we have recorded goodwill of $16.4 million, all of which is expected to be deductible for income tax purposes.

Effective March 13, 2006 (the “Effective Date”), we entered into a binding purchase agreement to acquire a home infusion business with operations in New York. The purchase price was $25.0 million, of which $16.5 million was paid in cash on the Effective Date, $7.5 million was paid in unregistered shares of our common stock and $1.0 million is payable pursuant to the terms of a note. Pursuant to terms contained in the binding purchase agreement, the unregistered shares will be repurchased by us during the quarter ending December 31, 2006 in exchange for a cash payment of $7.5 million. Under the terms of the purchase agreement, we will receive the acquired interest in the business at the closing date, which is the earlier of two days following the receipt of approval from the New York Department of Health or 270 days subsequent to the Effective Date. The total cost of the acquisition is subject to working capital and earn-out adjustments. The total purchase price has been allocated $22.2 million to goodwill and the remainder to accounts receivable and other working capital items. We anticipate that all of the goodwill will be deductible for tax purposes. Financial Accounting Standards Board Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, addresses the consolidation of business enterprises to which customary conditions of consolidation, such as a majority voting interest, do not apply. As a result of the purchase agreement and related joint coordination agreement, the acquired business is deemed to be a variable interest entity (“VIE”) and we are the primary beneficiary of this VIE as of the Effective Date. Accordingly, we have included the business in our consolidated financial reporting as of the Effective Date. Prior to the closing date, and subsequent to the Effective Date, creditors of the VIE will not have recourse to the assets of our company. Subsequent to the closing date, the acquired business will cease to be a VIE and will become a wholly-owned subsidiary of our company. As of September 30, 2006, the closing date had not yet been reached for this acquisition.

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

During the nine months ended September 30, 2006, we recorded additional goodwill of $7.9 million related to additional consideration paid and payable to the former owners of businesses we acquired in 2005 and 2004. We paid the additional consideration $7.5 million in cash and $1.0 million in 70,000 shares of our common stock.

For our current year acquisitions, the allocation of purchase price is tentative and subject to adjustment. The following table sets forth the allocation of purchase price for the nine months ended September 30, 2006 for our current year acquisition and additional consideration for our prior year acquisitions (in thousands):

Nine months ended September 30, 2006
Purchase Price:
Paid in cash	$43,817
Paid/payable in shares of Option Care common stock	12,636
Earn-out payable	1,559
Liabilities assumed	12,533
$70,545

Allocation of Purchase Price:
Goodwill	$52,400
Accounts receivable, net	14,044
Other tangible assets	3,627
Other intangible assets	475
$70,545

The following table sets forth information regarding the changes in our gross and net goodwill during the nine months ended September 30, 2006 (in thousands):

	Goodwill	Accumulated Amortization	Goodwill, net

December 31, 2005	$116,160	$(3,940)	$112,220
Current year acquisitions	44,486	—	44,486
Prior year acquisitions	7,914	—	7,914
Current year disposals	(388)	—	(388)

September 30, 2006	$168,172	$(3,940)	$164,232

8.              Discontinued Operations

On August 1, 2006, we completed the sale of our home health agency in Portland, Oregon for $500,000. We recorded a pre-tax gain of $242,000 on this sale. In addition, during the quarter ended September 30, 2006 we ceased operations of our home health agency in Phoenix, Arizona and recorded a pre-tax loss of $291,000 on this disposal. The operations and cash flows of these home health agencies have been eliminated from our ongoing operations as a result of these transactions, and we will not have any significant continuing involvement in their operations. Accordingly, the results of operations of these home health agencies, including any gains or losses on sale or disposal, are now reported as discontinued operations, net of tax, in our condensed consolidated statements of income. There was no impact to the reported results for the three or nine months ended September 30, 2005 as we acquired both home health agencies on or after October 1, 2005.

Selected financial information related to our discontinued operations is summarized as follows (in thousands):

	Three months ended September 30, 2006	Nine months ended September 30, 2006

Total revenue	$498	$4,436

Pre-tax loss on disposal of discontinued operations	(49)	(49)
Loss from discontinued operations before income taxes	(367)	(1,350)
Income tax benefit	160	506
Loss on discontinued operations, net of income taxes	$(256)	$(893)

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Franchise-related revenue:
Royalties	$1,270	$1,775	$4,064	$5,690
Vendor rebates and administration fees	99	113	525	302
Franchise settlements and related fees	—	506	1,427	2,997

Total franchise-related revenue	$1,369	$2,393	$6,016	$8,989

During the nine months ended September 30, 2006, we recorded franchise settlement revenue of $1.4 million. Of this total, $1.2 million was related to settlement of our pre-existing franchise relationship with a business we acquired and $200,000 was related to the negotiated early termination of one of our franchises.

During the nine months ended September 30, 2005, we recorded franchise settlement revenue of $3.0 million.  Of this total, $1.9 million was related to early release of a franchise from our network and $800,000 was related to our acquisition of a franchise. We also recorded $300,000 in additional royalty revenue related to settlement of under-reported prior period royalties by the franchise that was early released from our network.

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

The following table sets forth the impact to our income before taxes, net income and basic and diluted earnings per common share for the three and nine months ended September 30, 2006 and 2005 of the adoption of SFAS No. 123(R) utilizing the modified retrospective method (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Impact on net income for all stock-based compensation:
Stock option grants	$(454)	$(315)	$(1,173)	$(1,075)
Employee stock purchase plan withholdings	(141)	(77)	(357)	(286)
Cumulative effect of a change in estimate	—	—	483	—
Correction of pro-forma disclosure compensation expense	—	(267)	—	(1,179)

Total impact on income before income taxes	(595)	(659)	(1047)	(2,540)

Provision for income taxes	177	153	269	534
Correction of pro-forma disclosure income tax benefit	—	58	—	339
Total impact on net income	$(418)	$(448)	$(778)	$(1,667)

Impact on net income per common share:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.05)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.05)

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, we have reclassified the $2.0 million excess tax benefit as a financing cash inflow on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005.

We amortize the calculated fair value of our outstanding stock options straight-line over the vesting period of the options. The fair value of options granted under our stock option plan during the three and nine months ended September 30, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Annual dividend yield per share	$0.08	$0.08	$0.08	$0.08
Expected volatility	30%	30%	28%	32%
Weighted average risk-free interest rate	4.92%	4.08%	5.14%	3.77%
Expected grant life (years)	4.6	4.0	4.6	4.0
Weighted average per share fair value of options granted	$3.58	$3.77	$3.58	$3.93

During the three and nine months ended September 30, 2006, we issued 135,207 and 410,025 shares of our common stock from the exercise of options granted through our stock incentive plan. In the quarter ended March 31, 2006, we issued 133,044 shares of our common stock to employees who participated in our employee stock purchase plan during 2005.

11.          Recently Issued Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board published Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of Statement 109, Accounting for Income Taxes. FIN 48 provides guidance on how entities should evaluate and report on uncertain tax positions. This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e. greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements at the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. This interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. This interpretation is effective for fiscal years beginning after December 15, 2006, and we will be required to adopt this interpretation in the first quarter of 2007. We are currently evaluating the requirements of FIN 48 to determine the effects it will have, if any, on our accounting for income taxes.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 5, 2007. We will adopt the guidance contained in SFAS No. 157 at the beginning of our fiscal year ending December 31, 2008. We do not believe that adoption of the guidance contained in SFAS No. 157 will have a material affect on our results of operations or financial condition.

12.          Quarterly Dividends

In May 2004, our Board of Directors authorized the adoption of a quarterly dividend policy. Each quarter, our Board of Directors will determine the dividend amount per share, if any. During each of the fiscal quarters beginning with the quarter ended June 30, 2004 through the quarter ended March 31, 2005, our board declared a dividend of $0.0133 per share. During each of the fiscal quarters beginning with the quarter ended June 30, 2005 our Board declared a $0.02 per share dividend. The $0.02 per share dividend in the quarter ended September 30, 2006 was paid August 28, 2006 to stockholders of record as of August 14, 2006.

13.          Comprehensive Income

Net income was our only component of comprehensive income for the three and nine months ended September 30, 2006 and 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures and the anticipated or potential effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us, or on our behalf. These risks and uncertainties include, but are not limited to, uncertainties affecting our businesses and our franchisees relating to acquisitions and divestitures (including continuing obligations with respect to completed transactions), sales and renewals of franchises, government and regulatory policies (including federal, state and local efforts to reform the delivery of and payment for healthcare services), changes in average wholesale price (“AWP”) and other benchmarks used to establish pricing for prescription drugs, general economic conditions (including economic conditions affecting the healthcare industry in particular), the pricing and availability of equipment and services, technological developments and changes in the competitive environment in which we operate. For a more comprehensive description of risks applicable to our business, see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report or to reflect the occurrence of unanticipated events.

OVERVIEW

We provide specialty pharmacy services and infusion pharmacy and other related healthcare services to patients at home or at alternate sites such as infusion suites and physician’s offices. We contract with managed care organizations and other third party payors who reimburse us for the services we provide to their subscriber members. Our services are provided through our national network of 57 company-owned and managed locations, our 54 franchise-owned pharmacies and our two company-owned, high-volume distribution facilities.

We have three service lines: specialty pharmacy services, infusion and related healthcare services, and other. Specialty pharmacy services involve the distribution of injectable and infused pharmaceuticals to treat a wide range of chronic health conditions. We purchase specialty pharmaceuticals from manufacturers and wholesale distributors, fill prescriptions provided by physicians, and label, package and deliver the pharmaceuticals to patients’ homes or physicians’ offices, either ourselves or through contract couriers. These pharmaceuticals may require refrigeration during shipping as well as special handling to prevent potency degradation. Depending on therapy, we may also administer the specialty pharmaceuticals to the patient at one of our ambulatory infusion centers. Patients receiving treatment are often provided special counseling and education regarding their condition and treatment program. Infusion and related healthcare services typically involve the intravenous administration of medications at the patient’s home or other non-hospital sites such as one of our ambulatory infusion suites. Infusion pharmacy services treat a wide range of acute and chronic health conditions, including infections, dehydration, cancer, pain and nutritional deficiencies. All of our company-owned pharmacies provide infusion pharmacy services. Several of our company-owned pharmacies also provide home health nursing services, respiratory therapy services and home medical equipment sales and rentals. We also have one location that provides home hospice services. Other revenue consists of royalties, franchise settlements and other fees generated from our franchised pharmacy network and, for the quarter and nine months ended September 30, 2005, software licensing and support revenue generated by our subsidiary, Management by Information, Inc. (“MBI”). MBI was sold during the fourth quarter of 2005 and no software license and support revenue was recorded during the three and nine months ended September 30, 2006.

RECENT DEVELOPMENTS

Specialty Pharmacy Agreement with Blue Cross and Blue Shield of Michigan

On June 15, 2006, we signed a Specialty Pharmacy Agreement (the “Agreement”) with Blue Cross and Blue Shield of Michigan (“BCBSM”) and Blue Care Network of Michigan (“BCN”) to be their exclusive provider of specialty pharmacy mail order services. We expect this contract to materially increase our revenue in future periods. Under the Agreement, we will provide specialty pharmacy medications, ancillary products and focused therapy management to BCBSM and BCN members. The Agreement shall remain in force for an initial term ending September 30, 2009, with an automatic one year renewal beyond that date unless written notice of termination is given by BCBSM, BCN, or us. The Agreement may be terminated by BCBSM or BCN, without cause, on ninety (90) days written notice. We began delivering services under this contract in October 2006. We have incurred certain incremental implementation expenses of approximately $350,000 during the quarter ended September 30, 2006 and anticipate incurring additional expenses in the quarter ending December 31, 2006.

Proposed Reductions to Average Wholesale Prices Published by First DataBank

The proposed settlement of a legal case involving First DataBank, the main publisher of “average wholesale prices” (“AWP”s), could potentially have a material adverse effect on our financial performance, results of operations and financial condition in future periods. The case New England Carpenters Health Benefits Fund, et al. v. First DataBank, et al., Civil Action No. 1:05-CV-11148-PBS (D. Mass.), is a civil class action case brought against First DataBank, alleging that the company colluded with a prescription drug wholesaler to artificially raise the average wholesale prices of various prescription drugs to increase pharmacy profits. As part of a proposed settlement in the case, First DataBank has agreed to reduce the reported AWP of over 8,000 specific pharmaceutical products by four percent. At this time the proposed settlement has received neither preliminary nor final court approval. We cannot predict the outcome of this case, or, if the settlement is approved, the precise timing of any of the proposed AWP changes.

Our contracts with managed care organizations and other commercial payers generally use AWP as a benchmark for establishing pricing for the drugs we provide to patients. In the absence of any mitigating action on our part, the proposed reduction in First DataBank’s AWP could have a material adverse effect on the margin we earn on the home infusion and specialty drugs we sell, particularly those contracts that identify AWP published by First DataBank as the sole resource for pricing under that contract. However, most of our contracts with health insurers, third party administrators, self-insured companies and other third party payors contain terms that we believe will enable us to mitigate the adverse effect of this proposed reduction in First DataBank’s reported AWP.  Further, we are party to a number of contracts under which drug reimbursement is based on proprietary fee schedules which may or may not be referenced to AWP, limiting the impact of reductions to the AWPs published by First DataBank. If the proposed settlement should become final we would exercise our contractual rights so as to mitigate the adverse impact to us.

SUMMARIZED INFORMATION ABOUT REVENUE AND GROSS PROFIT

Summarized information about revenues and gross profit for each of our service lines is provided in the following table (amounts in thousands):

REVENUE

	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
	Revenue	% of total	Revenue	% of total	Revenue	% of total	Revenue	% of total
Specialty pharmacy services	$84,640	55.4%	$67,239	55.2%	$269,873	58.0%	$209,736	57.9%
Infusion and related healthcare services	66,657	43.6%	51,178	42.0%	188,292	40.5%	141,716	39.1%
Other	1,592	1.0%	3,476	2.8%	7,023	1.5%	10,687	3.0%
Total revenue	$152,889	100.0%	$121,893	100.0%	$465,188	100.0%	$362,139	100.0%

GROSS PROFIT

	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
	Gross Profit	Gross profit margin	Gross Profit	Gross profit margin	Gross Profit	Gross profit margin	Gross Profit	Gross profit margin
Specialty pharmacy services	$13,507	16.0%	$11,507	17.1%	$40,823	15.1%	$33,367	15.9%
Infusion and related healthcare services	29,361	44.0%	21,623	42.3%	83,315	44.2%	60,892	43.0%
Total gross profit, excluding other revenue	42,868	28.3%	33,130	28.0%	124,138	27.1%	94,259	26.8%
Other	1,592	100.0%	3,365	96.8%	7,023	100.0%	10,375	97.1%
Total gross profit	$44,460	29.1%	$36,495	29.9%	$131,161	28.2%	$104,634	28.9%

We derive most of our revenue from contracts with third party payors, such as managed care organizations, insurance companies, self-insured employers and Medicare and Medicaid programs. Our principal managed care contract is with Blue Cross and Blue Shield of Florida for the provision of specialty pharmacy services and infusion pharmacy services to their members. Approximately 14% of our revenue from continuing operations for the quarter ended September 30, 2006 and 13% for the nine months ended September 30, 2006 was generated from this contract compared to 14% for the corresponding prior year periods. As of September 30, 2006 and December 31, 2005, respectively, 8% and 9% of our accounts receivable was due from Blue Cross and Blue

Shield of Florida. The contract may be terminated by either party on 90 days’ notice and, unless terminated, renews each September for an additional one-year term. Currently, no other single managed care payor represents more than 10% of our revenue.

We also provide services that are reimbursable through government healthcare programs such as Medicare and state Medicaid programs. For the three and nine months ended September 30, 2006, approximately 21% and 20% of our revenue, respectively, was generated from government healthcare programs compared to 15% and 17% in the corresponding prior year periods. The increase in percentage in the current year periods was primarily due to the impact of our 2006 acquisitions. As of September 30, 2006 and December 31, 2005, respectively, 20% and 22% of our total accounts receivable was due from government healthcare programs.

RESULTS OF OPERATIONS

The following table shows the results of our operations for the three and nine months ended September 30, 2006 and 2005, expressed in amounts and percentages of revenue (amounts in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Specialty pharmacy services	$84,640	55.4%	$67,239	55.2%	$269,873	58.0%	$209,736	57.9%
Infusion and related healthcare services	66,657	43.6%	51,178	42.0%	188,292	40.5%	141,716	39.1%
Other	1,592	1.0%	3,476	2.9%	7,023	1.5%	10,687	3.0%
Total revenue	152,889	100.0%	121,893	100.0%	465,188	100.0%	362,139	100.0%

Cost of revenue:
Cost of goods sold	90,709	59.3%	71,680	58.8%	282,721	60.8%	219,122	60.5%
Cost of services provided	17,720	11.6%	13,718	11.3%	51,306	11.0%	38,383	10.6%
Total cost of revenue	108,429	70.9%	85,398	70.1%	334,027	71.8%	257,505	71.1%

Gross profit	44,460	29.1%	36,495	29.9%	131,161	28.2%	104,634	28.9%

Selling, general and administrative expenses	30,627	20.1%	25,318	20.8%	90,846	19.5%	72,165	19.9%
Provision for doubtful accounts	3,542	2.3%	2,248	1.8%	10,461	2.3%	6,727	1.9%
Depreciation and amortization	1,227	0.8%	915	0.8%	3,597	0.8%	2,668	0.7%

Total operating expenses	35,396	23.2%	28,481	23.4%	104,904	22.6%	81,560	22.5%

Operating income	9,064	5.9%	8,014	6.6%	26,257	5.6%	23,074	6.4%
Interest income (expense), net	(261)	(0.2)%	108	0.1%	(470)	(0.1)%	258	—%
Other expense, net	(260)	(0.1)%	(73)	(0.1)%	(688)	(0.1)%	(20)	—%

Income from continuing operations before income taxes	8,543	5.6%	8,049	6.6%	25,099	5.4%	23,312	6.4%
Income tax provision	3,337	2.2%	3,137	2.6%	9,265	2.0%	8,925	2.4%

Net income from continuing operations	$5,206	3.4%	$4,912	4.0%	$15,834	3.4%	$14,387	4.0%

Discontinued operations:
Loss on discontinued operations, net of income taxes	$(256)	(0.2)%	$—	—%	$(893)	(0.2)%	$—	—%

Net income	$4,950	3.2%	$4,912	4.0%	$14,941	3.2%	$14,387	4.0%

Three and Nine Months Ended September 30, 2006 and 2005

For the quarter ended September 30, 2006, we generated revenue from continuing operations of $152.9 million, an increase of 25.4% over the corresponding prior year quarter. For the nine months ended September 30, 2006, our revenue was $465.2 million, an increase of 28.5% over the corresponding prior year period. This revenue growth was the result of acquisitions, new location start-ups and increased same store sales. Our overall gross profit margin remained consistent. Within our service lines, gross profit margins on infusion and related healthcare services improved slightly and margins on specialty pharmacy services declined slightly in the current year, primarily due to shifts in product mix within these service lines. Our net income from continuing operations for the quarter ended September 30, 2006 was $5.2 million, an increase of $300,000, or 6.0%, over the corresponding prior year quarter. Net income from continuing operations for the nine months ended September 30, 2006 was $15.8 million, an increase of $1.4 million, or 10.1%, over the corresponding prior year period. Net income per diluted share from continuing operations was $0.15 for the quarter and $0.45 for the nine months ended September 30, 2006, compared to $0.14 and $0.42 for the corresponding prior year periods. Additionally, we paid a cash dividend of $0.02 per share during the quarter ended September 30, 2006.

During the quarter ended September 30, 2006, we divested two home health agencies that did not fit our strategic objectives. We incurred losses from these discontinued operations, net of tax, in the amount of $300,000 for the quarter and $900,000 for the nine months ended September 30, 2006. Neither of these home health agencies was in operation during the prior year periods.

We acquired two infusion businesses during the nine months ended September 30, 2006 and reached a binding agreement to acquire a third. We continue to evaluate potential acquisitions that we believe will complement our existing operations.

We generated positive operating cash flow of $21.3 million for the nine months ended September 30, 2006 and ended the period with $21.7 million in cash and short-term investments. Our long-term debt as of September 30, 2006 consisted primarily of $86.3 million of 2.25% convertible senior notes due November 2024. We executed a $35 million revolving Credit Agreement with LaSalle Bank effective May 5, 2006. We have not borrowed against this Credit Agreement.

Revenue:

We report our operating results in one segment, consisting of three service lines: specialty pharmacy services; infusion and related healthcare services; and other. For the quarter ended September 30, 2006, our revenue from continuing operations was $152.9 million, an increase of $31.0 million, or 25.4%, over the quarter ended September 30, 2005. For the nine months ended September 30, 2006, our revenue from continuing operations was $465.2 million, an increase of $103.0 million, or 28.5%, over the corresponding prior year period. These increases in revenue from continuing operations during the current year periods were primarily due to same store sales growth, business acquisitions and new pharmacy start-ups.

Specialty pharmacy services revenue:

Our specialty pharmacy services generated revenue from continuing operations of $84.6 million for the quarter ended September 30, 2006, representing an increase of $17.4 million, or 25.9%, over the corresponding prior year quarter. For the nine months ended September 30, 2006, our specialty pharmacy revenue from continuing operations was $269.9 million, an increase of $60.1 million, or 28.7%, over the corresponding prior year period. These increases were due to acquisitions and startups, as well as increased market penetration for various specialty drugs and therapies. Specialty pharmacy revenue is expected to increase sequentially in the quarter ended December 31, 2006 due to seasonal sales of Synagis.

Infusion and related healthcare services revenue:

Our infusion and related healthcare services revenue from continuing operations for the quarter ended September 30, 2006 was $66.7 million, an increase of $15.5 million, or 30.2%, over the corresponding prior year quarter. For the nine months ended September 30, 2006, infusion and related healthcare services revenue from continuing operations was $188.3 million, an increase of $46.6 million, or 32.9%, over the corresponding prior year period. The primary drivers of these increases were the acquisitions we completed in 2005 and the first six months of 2006 as well as same store sales increases throughout our network of local, company-owned infusion pharmacies.

Other revenue:

Other revenue was $1.6 million for the quarter ended September 30, 2006 compared to $3.5 million in the corresponding prior year quarter. For the nine months ended September 30, 2006, other revenue was $7.0 million compared to $10.7 million in the prior year period. The decreases were primarily due to a decline in franchise settlement revenue, decline in royalties as a result of our acquisition of several franchises in 2005 and 2006 and the absence of software-related revenue in 2006 resulting from our sale of MBI in November 2005. Franchise-related revenue may continue to fluctuate significantly in future periods due to our potential acquisition, audit or termination of various franchises.

Cost of revenue:

Cost of revenue consists of the cost of goods and the cost of service provided. Our cost of revenue from continuing operations was $108.4 million for the quarter and $334.0 million for the nine months ended September 30, 2006, representing increases of 27.0% and 29.7% over the corresponding prior year periods. These increases were related to the revenue increases of 25.4% and 28.5%

during these periods.

Cost of goods sold from continuing operations was $90.7 million, or 59.3% of revenue, for the quarter ended September 30, 2006 and $282.7 million, or 60.8% of revenue, for the nine months ended September 30, 2006. In the prior year periods, cost of goods sold from continuing operations was $71.7 million, or 58.8% of revenue, for the quarter and $219.1 million, or 60.5% of revenue, for the nine months ended September 30, 2005. The slight increases in cost of goods sold as a percentage of revenue in the current year periods was due to the decline in other revenue, which typically has no associated cost of goods.

Cost of service consists of salaries and related costs for employees directly involved in patient care, as well as the cost of shipping or delivering products and services to the patient. Our cost of service from continuing operations was $17.7 million, or 11.6% of revenue, for the quarter ended September 30, 2006 and $51.3 million, or 11.0% of revenue, for the nine months ended September 30, 2006. In the prior year periods, our cost of service was $13.7 million, or 11.3% of revenue, for the quarter and $38.4 million, or 10.6% of revenue, for the nine months ended September 30, 2005. The increases in costs of service as a percentage of revenue in the current year periods was due to a variety of factors, including acquisitions completed in 2005 and 2006 which increased our RT/DME and home health nursing and therapy services in the current year.

Gross profit margin. The following table sets forth the gross profit margin for each of our three service lines: specialty pharmacy services; infusion and related healthcare services; and other:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Gross profit margin:
Specialty pharmacy services	16.0%	17.1%	15.1%	15.9%
Infusion and related healthcare services	44.0%	42.3%	44.2%	43.0%
Gross profit margin, excluding other revenue	28.3%	28.0%	27.1%	26.8%
Other	100.0%	96.8%	100.0%	97.1%
Total gross profit margin	29.1%	29.9%	28.2%	28.9%

Our overall gross profit margins from continuing operations declined slightly in the current year periods due to the decline in other revenue from franchise settlements and a decline in royalties as a result of our acquisition of several of our franchises in 2005 and 2006. Within our service lines, the gross profit margin on our specialty pharmacy services decreased due to an unfavorable contract mix within our managed care specialty services, while the gross profit margin on our infusion and related healthcare services increased due to lower drug costs and favorable therapy mix in the current year. Other revenue, which primarily consists of franchise-related revenues and software sales and support, has minimal direct costs and therefore produces a high gross profit margin.

Selling, general and administrative expenses:

For the quarter ended September 30, 2006, selling, general and administrative expenses related to continuing operations were $30.6 million, an increase of $5.3 million, or 21.0% over the corresponding prior year quarter. For the nine months ended September 30, 2006, selling, general and administrative expenses from continuing operations were $90.8 million, an increase of $18.7 million, or 25.9%, over the corresponding prior year period. These increases were primarily due to the incremental expenses from the businesses we acquired in 2005 and 2006. The largest increases were in salaries and related expenses, which increased $3.2 million for the quarter and $10.3 million for the nine months ended September 30, 2006 compared to the corresponding prior year periods. In the quarter ended September 30, 2006, selling, general and administrative expenses included $300,000 of implementation costs related to our recently-signed specialty pharmacy contract with Blue Cross / Blue Shield of Michigan. As a percentage of revenue from continuing operations, selling, general and administrative expense declined by 70 basis points in the quarter and 40 basis points in the nine months ended September 30, 2006 compared to the corresponding prior year periods.

Provision for doubtful accounts:

Our provision for doubtful accounts for the quarter ended September 30, 2006 was $3.5 million, or 2.3% of revenue, compared to $2.2 million, or 1.8% of revenue, in the prior year quarter. For the nine months ended September 30, 2006, our provision for doubtful accounts was $10.5 million, or 2.3% of revenue, compared to $6.7 million, or 1.9% of revenue, in the corresponding prior year period. The slight increase in our provision for doubtful accounts as a percentage of revenue was due to the effects of our acquisitions and a proportional increase in sales billed through major medical benefit versus prescription drug benefit.

Depreciation and amortization:

For the quarter ended September 30, 2006, depreciation and amortization expense was $1.2 million, an increase of $300,000, or 34.1%, over the corresponding prior year quarter. For the nine months ended September 30, 2006, our depreciation and amortization expense was $3.6 million, an increase of $900,000, or 34.8%, over the corresponding prior year period. These increases are primarily due to acquisitions and additional investments in computer hardware and software technology. The depreciation expense contained within this caption on our statements of income relates to non-revenue producing assets only. Depreciation for revenue-producing equipment such as rental medical equipment and delivery vehicles is included in cost of revenue.

Operating income:

Our operating income was $9.1 million for the quarter ended September 30, 2006, an increase of $1.1 million, or 13.1%, over the corresponding prior year quarter.  For the nine months ended September 30, 2006, our operating income was $26.3 million, which represents an increase of $3.2 million, or 13.8%, over the prior year period.  These increases in operating income were primarily the result of acquisitions completed in 2005 and 2006 and increased profitability from existing locations.  Our operating income equaled 5.9% of revenue for the quarter ended September 30, 2006 compared to 6.6% for the corresponding prior year quarter.  For the nine months ended September 30, 2006, our operating income was equal to 5.6% of revenue compared to 6.4% in the prior year periods. These declines were primarily attributable to a decline in other revenue from franchise terminations in the current year periods.

Interest income/(expense):

In the quarter ended September 30, 2006, we recorded net interest expense of $300,000 compared to net interest income of $100,000 in the corresponding prior year quarter.  For the nine months ended September 30, 2006, our net interest expense was $500,000 compared to net interest income of $300,000 in the corresponding prior year period.  During the three and nine month periods ended September 30 in both years, our interest expense was related to our $86.3 million of 2.25% convertible senior notes while our interest income was primarily related to short-term investments and cash reserves.  Acquisitions completed in 2005 and 2006 have reduced these reserves, resulting in lower interest income in the current year periods compared to the prior year.

Income taxes:

Our income tax provision related to continuing operations was $3.3 million for the quarter and $9.3 million for the nine months ended September 30, 2006.  In the prior year, our income tax provision was $3.1 million for the quarter and $8.9 million for the nine months ended September 30, 2005.  As a percentage of pre-tax income, our provision for income taxes was 39.1% for the quarter and 36.9% for the nine months ended September 30, 2006 compared to 39.0% and 38.3% for the corresponding prior year periods.  The decline in income tax provision as a percentage of pre-tax income in nine months ended September 30, 2006 compared to the prior year period was primarily due to reduction of an excess provision for prior year income taxes and various tax planning initiatives.  The effect of these tax planning initiatives was partly offset in the quarter ended September 30, 2006 due to an increase in pre-tax income in states with higher tax rates.

Net income from continuing operations:

Our net income from continuing operations was $5.2 million for the quarter and $15.8 million for the nine months ended September 30, 2006 compared to $4.9 million for the quarter and $14.4 million for the nine months ended September 30, 2005.  The current year increases in net income from continuing operations were primarily the result of our growth in revenue from acquisitions, as well as increases in same store sales.  As a percentage of revenue, our net income from continuing operations was 3.4% for the quarter and nine months ended September 30, 2006 compared to 4.0% for the corresponding prior year periods.  These declines are primarily due to the reduction in franchise-related revenue in the current year.

Diluted shares & earnings per share:

For the quarter ended September 30, 2006, our diluted shares were 35,460,000 compared to 34,679,000 for the corresponding prior year quarter.  This increase was primarily due to shares issued in connection with business acquisitions completed this year.  For the nine months ended September 30, 2006, diluted shares were 35,310,000 compared to 34,231,000 for the corresponding prior year period.  This increase was due to shares issued in connection with business acquisitions, stock options exercises and shares purchased through our employee stock purchase plan.  Our earnings per diluted share from continuing operations were $0.15 for the quarter and $0.45 for the nine months ended September 30, 2006, compared to $0.14 for the quarter and $0.42 for the nine months ended September 30, 2005.  These increases in earnings per diluted shares were due to the positive effects of our acquisitions and increases in same store sales.

Loss on discontinued operations, net of income taxes:

During the nine months ended September 30, 2006, we discontinued operations of two home health agencies.  As of March 31, 2006, we determined that our home health agency in Portland, Oregon (“Portland HHA”) was not a strategic asset of our company and we adopted a plan to sell or terminate the business.  On August 1, 2006, we completed the sale of Portland HHA for $500,000 in cash, plus the assumption of certain liabilities by the purchaser.  During the quarter ended September 30, 2006, we terminated the operations of a non-accretive home health agency operating in Phoenix, Arizona.  We recorded losses, net of income tax, of $300,000 for the quarter and $900,000 for the nine months ended September 30, 2006 related to the operations of these home health agencies.  Neither of these home health agencies was under our ownership or part of our Condensed Consolidated Statements of Income during the corresponding prior year periods so there were no gains or losses from discontinued operations reported for the quarter and nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2006, we financed our operations and business acquisitions through operating cash flows, the use of cash reserves and our sales of short-term investments.  We generated $21.3 million in positive cash flow from operations during this period and used $43.8 million in cash to complete business acquisitions.  As of September 30, 2006, we had cash and short-term investments totaling $21.7 million and long-term debt of $86.3 million.  In order to gain access to additional capital, we signed a $35 million revolving Credit Agreement with LaSalle Bank National Association on May 5, 2006.  This agreement grants us the option to increase the credit commitment from $35 million to a maximum of $100 million during the first two years of the agreement.  We had no borrowings under the Credit Agreement from inception through September 30, 2006 and were in compliance with all debt covenants as of September 30, 2006.

Operating Cash Flows:

We generated $21.3 million in positive cash flow from operations in the nine months ended September 30, 2006.  This positive cash flow was primarily the result of our net income of $14.9 million for the nine months ended September 30, 2006, plus non-cash expenses of $18.8 million, partially offset by our payment of accounts payable assumed through business acquisitions.

During the nine months ended September 30, 2005, we generated $15.9 million in positive cash flow from operations.  This positive cash flow was primarily the result of our positive net income of $14.4 million during the period.

Investing Cash Flows:

We used $19.4 million in cash for investing activities during the nine months ended September 30, 2006.  During this period, we used $43.8 million in cash to complete business combinations and pay additional consideration due on prior year acquisitions.  We generated $31.8 million in cash from the net sale of short-term investments to provide the cash to complete these acquisitions.  We also used $7.9 million in cash during the nine months ended September 30, 2006 to acquire depreciable assets, of which $4.1 million was used for infrastructure items such as furniture and fixtures and computer hardware and software, while $3.8 million was used to acquire revenue-generating medical equipment such as infusion pumps and durable medical equipment.

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

Financing Cash Flows:

We generated $2.7 million from financing activities in the nine months ended September 30, 2006.  We generated $3.8 million from issuance of stock related to employee stock option exercises and purchases under our employee stock purchase plan, and recognized $1.0 million in income tax benefits resulting from exercises of employee stock options.  These positive cash flow items were offset by our use of $2.0 million to pay dividends to our shareholders and $100,000 to pay fees related to obtaining our $35 million credit agreement with LaSalle Bank National Association.

Financing activities generated a net $6.1 million in positive cash flow for the nine months ended September 30, 2005.  We generated $6.1 million in cash from the issuance of shares of common stock through our employee stock purchase and stock option plans, and $2.0 million from in income tax benefits resulting from exercises of stock options.  We used $1.7 million to pay cash dividends to our shareholders and used $200,000 to pay trailing debt issuance costs related to our convertible debt offering completed in November 2004.

Convertible Senior Notes:

In November 1, 2004, we completed an $86.3 million offering of 2.25% convertible senior notes, due 2024.  The purpose of the offering was to finance our future growth initiatives.  The funds have been and may continue to be used for acquisitions, stock repurchases, operating cash needs and other general corporate purposes.  The convertible notes pay interest at 2.25% interest per annum on the principal amount of the notes, payable semi-annually in arrears on May 1 and November 1 of each year, with the first payment paid on May 1, 2005.  The holders may convert the notes into cash and, if applicable, shares of our common stock if certain conversion criteria are met, such as our stock reaching a threshold market price or various other criteria.  As of September 30, 2006, no triggering event has occurred that could lead to the potential conversion of the notes.  The notes cannot be redeemed by us prior to November 1, 2009.  On each of November 1, 2009, November 1, 2014 and November 1, 2019, the holders can require us to purchase all or a portion of the outstanding notes for their principal amount plus accrued interest.  At any time on or after November 1, 2009, we may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest.  We have incurred deferred financing costs of $3.2 million related to this offering, consisting of underwriting, legal and other related costs.  These costs are being amortized straight-line over a five-year period.

Credit Agreement with LaSalle Bank N.A.:

On May 5, 2006, we signed a five-year, $35 million revolving Credit Agreement with LaSalle Bank National Association (the “Agreement”).  The initial revolving loan commitment under the Agreement is $35 million.  Provided there is no event of default, we have the option to increase the revolving loan commitment to a maximum of $100 million during the first two years of the Agreement.  We will pay interest on borrowings at rates ranging from prime plus zero or LIBOR plus 1.00% to a maximum of prime plus 0.25% or LIBOR plus 1.75% based on our debt to EBITDA ratio for the applicable period.  We will also pay a non-use fee ranging from 0.15% to 0.225% of the unused portion of the revolving loan commitment.  The interest rates and non-use fee rates payable are based on our Total Debt to EBITDA Ratio, as defined in the agreement, for the applicable period.  We must maintain compliance with various financial and other covenants throughout the life of the Agreement.  We may use up to $2.5 million of our available credit to secure Letters of Credit, as needed, payable applicable fees while the Letters of Credit are in place.  We incurred fees of approximately $100,000 related to negotiating this Agreement. We had no borrowings under the Agreement during the quarter and nine month periods ended September 30, 2006 and were in compliance with all covenants.  In the nine months ended September 30, 2006, we recorded non-use fees of $25,000 related to this Agreement.

Accounts Receivable:

The following table sets forth information regarding our accounts receivable as of the dates indicated (dollar amounts in thousands):

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005

Accounts receivable	$111,132	$111,097	$120,983	$101,294
Less allowance for doubtful accounts	(9,151)	(8,566)	(7,435)	(5,997)

Accounts receivable, net of allowance for doubtful accounts	$101,981	$102,531	$113,548	$95,297

Days sales outstanding (DSO)(1)	59 days	58 days	59 days	59 days

 (1)      DSO is based on trade accounts receivable, net of allowance for doubtful accounts, and is calculated using the exhaustion method whereby the net accounts receivable balance is exhausted against each preceding month’s or partial month’s net revenue.  The DSO calculated above includes only our specialty pharmacy service line and infusion and related healthcare service line.

Our accounts receivable, net of bad debt reserves, was $102.0 million as of September 30, 2006 compared to $102.5 million as of June 30, 2006 and $95.3 million as of December 31, 2005.  The overall increase in our accounts receivable from December 31, 2005 to September 31, 2006 was primary due to acquisitions.  The increase in accounts receivable as of March 31, 2006 and subsequent decline by June 30, 2006 was primarily due to seasonal sales of Synagis.  Our days sales outstanding (DSO) has remained stable over the past four quarters.  Our DSO at September 30, 2006 was 59 compared to 58 days as of June 30, 2006 and 59 days as of March 31, 2006 and December 31, 2005.

The following table sets forth the percentage breakdown of our trade accounts receivable by aging category and by major payor as of the dates indicated:

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005
By Aging Category (1):
0-90 days	69%	70%	76%	78%
91-180 days	15%	18%	14%	12%
181-365 days	12%	9%	7%	7%
Over 365 days	4%	3%	3%	3%
Total	100%	100%	100%	100%

By Major Payor:
Managed care and other payors	80%	82%	77%	78%
Medicare and Medicaid	20%	18%	23%	22%
Total	100%	100%	100%	100%

(1)     Accounts receivable by aging category considers only accounts of our specialty pharmacy service line and infusion and related healthcare service line.

Capital Resources:

As of September 30, 2006 we had cash and cash equivalents of $12.5 million and short-term investments of $9.2 million for a combined total of $21.7 million, compared to cash and cash equivalents of $7.8 million and short-term investments of $41.0 million for a combined total of $48.8 million as of December 31, 2005.  This overall decline of $27.1 million in cash, cash equivalents and short-term investments was primarily due to our use of $43.8 million in cash to fund business acquisitions during 2006.

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

Goodwill and Other Intangible Assets

The following table sets forth the net value of our goodwill and other intangible assets as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005

Goodwill, net of accumulated amortization	$164,232	$112,220
Other intangible assets, net of accumulated amortization	$1,196	$1,003
Total intangible assets, net of accumulated amortization	$165,428	$113,223

Other intangible assets consist of non-compete agreements, contracts and patient records acquired through business acquisitions. During the nine months ended September 30, 2006, goodwill increased $52.0 million as a result of the two acquisitions completed and binding agreement for a third during the period, as well as additional consideration paid and payable related to prior year acquisitions.  During the quarter and nine months ended September 30, 2006, we wrote off goodwill of $300,000 and $400,000, respectively, related to business disposals.  During the nine months ended September 30, 2006, other intangible assets increased by $500,000 as a result of these acquisitions, offset by amortization of $300,000 during the period.

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

Regulatory and Other Developments

Health Insurance Portability and Accountability Act of 1996 (HIPAA)

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk primarily in relation to our cash and cash equivalents and short-term investments.  In May 2006, we signed a five-year, $35 million revolving Credit Agreement with LaSalle Bank National Association (the “Agreement”).  The initial revolving loan commitment under the Agreement is $35 million.  Provided there is no event of default, we have the option to increase the revolving loan commitment to a maximum of $100 million during the first two years of the Agreement.  We will pay interest on borrowings at rates ranging from prime plus zero or LIBOR plus 1.00% to a maximum of prime plus 0.25% or LIBOR plus 1.75% based on our debt to EBITDA ratio for the applicable period.  As of September 30, 2006, we had not borrowed against the Agreement and have no other variable rate debt.

In November 2004, we completed an $86.3 million offering of 2.25% convertible senior notes due 2024.  The interest rate on this debt is fixed throughout the term of the notes and therefore there is no market risk related to these notes.

The interest rate we may earn on our cash reserves and short-term investments is subject to market fluctuations.  We utilize a mix of investment maturities based on our anticipated cash needs and evaluation of existing interest rates and market conditions.

The following table sets forth our cash and cash equivalents and short-term investments as of the dates indicated (in thousands):

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005
Cash and cash equivalents (1)	$12,456	$15,444	$12,611	$7,816
Short-term investments (2)	9,200	4,000	14,250	41,042
Total	$21,656	$19,444	$26,861	48,858

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

While we attempt to minimize market risk and maximize return, changes in market conditions may significantly affect the income we earn on our cash and cash equivalents and short-term investments.  Based on our actual cash and cash equivalents and short-term investment balances at September 30, 2006, a 100 basis point decline in interest rates would reduce our interest income by $217,000 on an annualized basis.

ITEM 4.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2006. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2006. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act)

occurred during our fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of certain risk factors in Part I, Item 1A.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that 10-K.  The risk factors listed below and in our Annual Report on Form 10-K for the year ended December 31, 2005 are not the only risks and uncertainties that we face or that could develop.  Other risks and uncertainties that we have not predicted or evaluated could also adversely affect our company.  If any of these risks and uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected.

Our gross profit could decrease if there are changes in the calculation of Average Wholesale Price (“AWP”) for the prescription drugs we sell, or if managed care organizations and other private payors replace Average Wholesale Price with a different reimbursement system.

Our gross margin margins are largely controlled by our ability to purchase prescription drugs at discounted prices and to negotiate profitable managed care contracts. Contracts for the services we provide generally reference certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price (“AWP”), wholesale acquisition cost (“WAC”) maximum allowable cost (“MAC”) and average sales price (“ASP”). Most of our contracts utilize the AWP standard as published by First DataBank and a number of other private companies. Recent events have raised uncertainties as to whether the AWPs published by First DataBank will decline resulting in a reduction of our gross profit margins.

Specifically, in the recently announced proposed settlement in the case New England Carpenters Health Benefits Fund, et al. v. First DataBank, et al., Civil Action No. 1:05-CV-11148-PBS (D. Mass.), a civil class action case brought against First DataBank, one of several companies that report data on prescription drug prices, First DataBank has agreed to reduce the reported AWP of over 8,000 specific pharmaceutical products by four percent. At this time the proposed settlement has received neither preliminary nor final court approval. We cannot predict the outcome of this case, or, if the settlement is approved, the precise timing of any of the proposed AWP changes. In the absence of any mitigating action on our part, the proposed reduction in First DataBank’s published AWP could reduce our revenue and narrow our gross profit margins.

Some managed care organizations are adopting ASP as the standard measure for determining reimbursement rates in new or renegotiated contracts. To the extent that we are not able to negotiate new ASP-based contracts with managed care organizations that produce gross profit margins comparable to our existing AWP-based contracts, our revenue and gross profit may be reduced.

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

OPTION CARE, INC.
Date: November 9, 2006	By:	/s/ Paul Mastrapa
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