Form 10-K
period 2006-12-31
OPTION CARE INC/DE
filed 2007-03-16
CIK 884064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	National Stock Market LLC (Nasdaq)

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $316,260,000 based on the closing sale price of $11.98 as reported on the Nasdaq Stock Market LLC. Solely for purposes of the foregoing calculation of aggregate market value of voting stock held by non-affiliates, the registrant has assumed that all directors and executive officers of the registrant are affiliates of the registrant. Such assumption shall not be deemed a determination by the registrant that such persons are affiliates of the registrant for any purposes.

The number of shares of our Common Stock, $0.01 par value per share, outstanding as of March 1, 2007 was 34,491,088.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be filed by April 30, 2007 (Proxy Statement)	Part III

OPTION CARE, INC.
ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included or incorporated by reference in this Annual Report on Form 10-K, including information in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain, or may contain, statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures and the anticipated or potential effects of future regulation and competition, as well as other statements identified by “may”, “should”, “expect” and similar words. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us, or on our behalf. These risks and uncertainties include, but are not limited to, uncertainties affecting our businesses and our franchisees’ relating to acquisitions and divestitures (including continuing obligations with respect to completed transactions), sales and renewals of franchises, government and regulatory policies (including federal, state and local efforts to reform the delivery of and payment for healthcare services), general economic conditions (including economic conditions affecting the healthcare industry in particular), the pricing and availability of goods and services, technological developments and changes in the competitive environment in which we operate, as well as those identified under “Item 1A—Risk Factors” in this Annual Report on Form 10-K. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

PART I

Item 1.	BUSINESS

GENERAL

Option Care is a leading provider of specialty pharmacy services and home infusion pharmacy services to patients with acute or chronic conditions that can be treated at home, at one of our local ambulatory infusion centers or in a physician’s office. We provide these services to patients on behalf of managed care organizations, government healthcare programs and biopharmaceutical manufacturers through two company-owned, high-volume distribution facilities, 58 company-owned and managed locations and 53 franchised locations throughout the United States. Our services include the distribution and administration of infused and injectible medications, patient care coordination, clinical and compliance management and reimbursement support. For the years 2006, 2005 and 2004, we generated net revenue of $659.4 million, $504.6 million and $414.4 million, respectively, and net income from continuing operations of $22.6 million, $20.9 million and $16.5 million, respectively.

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

AVAILABLE INFORMATION

We maintain our internet website at http://www.optioncare.com and make available free of charge through our internet website reports we file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(c) or 15(d) of the Securities and Exchange Act of 1934, as soon as reasonably practical after we electronically file such materials with the SEC. Also available through our internet site is our Code of Ethics for our directors, officers and employees. Information on our website is not incorporated by reference into this report. Our common stock is traded on the Nasdaq Stock Market LLC under the symbol “OPTN.”

We were incorporated in Delaware in July 1991. Our principal executive offices are located at 485 Half Day Road, Suite 300, Buffalo Grove, Illinois 60089, and our telephone number is (847) 465-2100.

INDUSTRY

Healthcare related expenditures constitute a large and growing segment of the US economy. According to estimates by the Centers for Medicare & Medicaid Services, national health expenditures reached an estimated $2.0 trillion in 2005, are expected to reach $2.3 trillion in 2007 and are projected to increase to $4.1 trillion by 2016. In 2005, prescription drug expenditures were $200.7 billion, representing 10% of national healthcare expenditures for that year. Prescription drugs are among the fastest-growing categories of healthcare expenditure, having grown at double-digit rates each year from 1995 to 2003. Two important trends that impact our business have emerged in relation to healthcare spending. These trends are positively impacting the growth of the many services we provide:

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

Pharmacy Services

Pharmacy services include the treatment of a wide range of chronic and acute health conditions with a range of injectible and infusible specialty pharmaceuticals. Less acute, chronic conditions are generally treated with self-administered, injectible pharmaceuticals but may also be administered by a physician or nurse. These pharmaceuticals can be directly distributed to the patient or the patient’s physician for in-office administration and in many cases cost over $10,000 per patient per year. These pharmaceuticals may require refrigeration during shipping as well as special handling to prevent potency degradation. Patients receiving treatment usually require special counseling and education regarding their condition and treatment programs. This segment of the pharmacy services industry primarily treats conditions such as multiple sclerosis, growth hormone disorders, hemophilia, cancer, immune deficiency disorders, asthma and other chronic conditions. Retail pharmacies and other traditional distributors generally are designed to carry inventories of low cost, high volume products and therefore are not equipped to handle the high cost, low volume specialty pharmaceuticals that have specialized handling and administration requirements. As a result, these specialty pharmaceuticals are generally provided by pharmacies that focus primarily on filling, labeling and delivering injectible pharmaceuticals and related support services. The U.S. market for specialty pharmaceuticals is estimated to be between $25 and $35 billion and the market is growing rapidly. We expect several factors to contribute to the continuing growth of the specialty pharmacy services industry, including the following:

•	Healthcare cost containment pressures;

•	Development of new pharmaceuticals;

•	Direct to consumer advertising;

•	Increased acceptance of mail-order distribution; and

•	Growing emphasis on care management and compliance monitoring to improve outcomes for these high-cost, chronic diseases.

More acute, chronic conditions are generally treated with infusible pharmaceuticals that require administration of a more complex nature. These pharmaceuticals are primarily administered to treat infections, dehydration, cancer, pain and nutritional deficiencies. Patients are generally referred to infusion pharmacy services providers by physicians, hospital discharge planners and case managers. The medications are mixed and dispensed under the supervision of a registered pharmacist and the therapy is typically delivered in the home of the patient by a registered nurse or trained caregiver. Depending on the preferences of the patient and/or the payor, these services may also be provided at an ambulatory infusion center. The home infusion pharmacy services industry is estimated to be between $5 and $10 billion. We believe that several factors will contribute to the continuing growth in non-hospital based infusion therapy services, including the following:

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

GROWTH STRATEGY

We intend to leverage our 27 years of clinical experience managing a wide range of pharmaceutical therapies with the national coverage of our high-volume distribution facilities and local pharmacy locations to deliver a single source solution for infused and injected pharmaceuticals and services to our customers. Our ability to provide a flexible distribution model which includes the delivery of our cost effective services to patients’ homes, physicians’ offices or our local ambulatory infusion centers, makes us an attractive provider to government health plans, managed care organizations, insurance companies and other third party payors and referral sources.

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

•	We currently have contracts with most major managed care organizations and are actively expanding the range of infusion and specialty services under these relationships. In addition, we are actively targeting new managed care relationships to contract for a wide variety of our services.

•	Our pharmaceutical manufacturer strategy includes expanding our relationships with biotech and other pharmaceutical manufacturers in order to acquire distribution rights to existing and new products targeting chronic diseases or conditions.

•	Our local sales force continuously markets to a wide variety of referral sources stressing our clinical capabilities to meet the needs of patients with a wide range of acute and chronic conditions.

•	Acquisitions

The home infusion industry is highly fragmented with the majority of service providers operating primarily in local or regional markets. According to the National Home Infusion Association, there are between 3,000 and 4,000 home infusion providers operating in the United States—approximately one third are small, individually owned or closely held local operations, one third are hospital based providers, and one third are national providers. We believe that few competitors possess the scale and resources to consolidate the industry and that our financial resources and operating strength affords us an advantage in this area. Additionally, our franchise network provides us with an established pipeline of potential acquisition opportunities. Our typical franchise agreement provides us with a right of first refusal for the potential acquisition of an existing franchise.

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

OUR SERVICES

Home Infusion Pharmacy and Related Healthcare Services

We provide home infusion pharmacy services through our local pharmacy network of 58 company-owned and managed pharmacies throughout the United States. Our services are most typically provided in the patient’s home, but may also be provided at clinics, the physician’s office or at one of our ambulatory infusion centers. We offer patients and physicians the following products and services:

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

Specialty Pharmacy Services

We provide specialty pharmacy services through our two company-owned, high-volume distribution facilities and our 58 company-owned and managed local pharmacies. We purchase specialty pharmaceuticals from manufacturers and wholesale distributors, fill prescriptions provided by physicians, and label, package and deliver the pharmaceuticals to patients’ homes or physicians’ offices, either ourselves or through contract couriers. Depending on therapy, we may also administer the specialty pharmaceuticals to the patient at one of our ambulatory infusion centers. For selected drugs, we also supply clinical efficacy and outcomes data to the manufacturers.

We provide specialty pharmacy services to treat the following chronic diseases or conditions:

•	Growth Hormone Deficiency: a condition that prevents normal growth patterns in children, generally caused by disorders of the pituitary gland or kidneys. Therapy consists of daily injections of growth hormone and usually lasts seven to nine years.

•	Respiratory Syncytial Virus (RSV) Prevention: RSV is a major cause of respiratory disease in young children and infants. Treatment is directed toward high-risk pediatric patients, typically from infant to age two. The most common treatment consists of monthly injections of Synagis®, a specialty pharmaceutical we distribute throughout the “RSV season” which lasts from approximately October through April. Due to the seasonal nature of RSV treatments, Synagis sales in 2006 represented as little as 1.2% of our quarterly revenue for the quarter ended September 30 to as much as 17.5% of our quarterly revenue for the quarter ended March 31.

•	Hepatitis C Virus: a viral infection which results in the inflammation of the liver. Left untreated, hepatitis C virus can cause serious liver damage. Treatment includes injections of interferon alfa with the concomitant oral administration of ribavirin products. Treatment can last up to 24 months.

•	Multiple Sclerosis: a chronic, incurable, progressive disease of the central nervous system. The goal of treatment is to decrease the severity, intensity and duration of outbreaks and to slow the progression of the disease. Treatment regimens involve pharmaceutical injections or infusions, and products vary widely.

•	Hemophilia: an inherited bleeding disorder that is caused by a blood clotting deficiency that results in a longer bleeding time. Hemophilia is one of the most costly diseases to treat. The treatment goal is to raise the level of the deficient clotting factor and maintain it in order to stop the bleeding. Treatments include infusion of the clotting factor products. The length of treatment depends on the severity of the bleeding episode, and the need for treatment continues throughout the life of the patient.

•	Immune Deficiency: immune deficiencies are disorders which reduce the patient’s ability to identify and destroy substances which do not belong in the human body and are characterized by reduced levels of antibodies. Intravenous immune globulins, which are infused to treat the immune deficiencies, are concentrated antibodies that have been purified from large numbers of human blood donors.

•	Cancer: includes a wide spectrum of tumors, abnormal growths and cellular abnormalities. Treatment includes radiation, chemotherapy and/or surgery. As a result of these treatments, patients may require therapies that combat anemia and increase white blood cell counts. Our specialty pharmacy programs provide chemotherapy and related products to physicians offices for in-office administration and to patients’ homes.

•	Asthma: an inflammatory condition of the bronchial airways, most commonly caused by allergies. The inflammation leads to airway obstruction, chest tightness, coughing and wheezing. Treatment focuses on controlling symptoms and typically consists of inhaled corticosteroids. Our specialty pharmacy program provides patients with an injectible drug, Xolair®, designed for adults and adolescents with moderate to severe allergic asthma that is inadequately controlled by the use of inhaled corticosteroids.

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

Through the coverage and clinical expertise of our two company-owned, high-volume distribution facilities, our 58 company-owned locations and our 53 franchised locations, we provide pharmaceutical manufacturers with a broad distribution channel for their existing pharmaceutical products. This strength also provides us the opportunity to become a selected partner in the launch of their new products. When providing new products to patients, we implement a monitoring program to encourage compliance with the prescribed therapy and we provide valuable clinical information to the manufacturer in the form of outcomes and compliance data to aid in their evaluation of the efficacy of the product. We may receive fees, which we record as other revenue, from certain biotech manufacturers for providing them with clinical outcomes data. Our continued growth will be dependent on maintaining our existing relationships with manufacturers and establishing new relationships with additional manufacturers as they launch new specialty products.

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

Our largest managed care contract is with Blue Cross and Blue Shield of Florida, Inc. (BC/BS of Florida). We provide infusion pharmacy and specialty pharmacy services to BC/BS of Florida members throughout the state of Florida. This contract renews each September for an additional one-year term and may be terminated by either party upon 90 days notice. For 2006, our contract with BC/BS of Florida produced $84.0 million in revenue. In 2006, 2005 and 2004, respectively, approximately 13%, 13% and 15% of our total revenue was related to this contract. As of December 31, 2006 and 2005, approximately 9% of Option Care’s accounts receivable were due from BC/BS of Florida. No other single managed care payor represented more than 10% of our revenue in 2006.

During 2006, we signed a new specialty pharmacy contract with Blue Cross and Blue Shield of Michigan (BC/BS MI) to be the exclusive supplier of specialty pharmacy drugs and services to their members. This contract was fully implemented early in the quarter ended December 31, 2006. We believe that this contract may represent 10% or more of our revenue in 2007.

We also provide services that are reimbursable through government healthcare programs such as Medicare and state Medicaid programs. For the twelve months ended December 31, 2006, 2005 and 2004, respectively, approximately 20%, 17% and 18% of our revenue came from government healthcare programs such as Medicare and Medicaid. The amounts due from these programs represented approximately 19% and 22% of our total accounts receivable, respectively, as of December 31, 2006 and 2005.

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

As of December 31, 2006, we had 53 franchised pharmacy locations operating under 46 separate franchise agreements. Of the eight franchise agreements scheduled to expire in 2006, two were renewed, four have been extended for short periods and two terminated without renewal. Approximately 87% of our 46 continuing franchise agreements come up for renewal in the five-year period from 2007 through 2011. As a franchise agreement nears expiration, we expect to propose a new agreement or evaluate the franchise for possible acquisition. If we cannot reach agreement with the franchisee and the franchise expires, the franchisee is required to cease using the Option Care service mark and will not be able to access our managed care agreements or purchasing contracts. We would then be free to re-franchise the territory or to service the territory with a company-owned facility. Termination of a franchise agreement by the franchise prior to its scheduled expiration date may subject the franchisee to early termination fees. Accordingly, we may record revenue as a result of such early terminations. In addition, upon our acquisition of an existing franchise prior to the scheduled expiration of its underlying franchise agreement, we may record a gain or loss on settlement equal to the excess or shortfall of the present value of the estimated future royalties receivable under the terminated franchise agreement versus our current royalty market rates.

The following table summarizes the 2006 royalty revenue from active franchise agreements, by termination year, as well as royalty revenue attributable to franchises terminated and acquired during 2006. (dollar amounts in thousands):

	Number of Franchise	Attributable 2006	Percent of 2006
	Agreements	Royalty Revenue	Royalty Revenue

Active franchise agreements, by scheduled termination year:
2007	10	$1,011	18.7%
2008	10	1,030	19.0%
2009	8	1,066	19.7%
2010	5	513	9.5%
2011	7	1,018	18.8%
2012-2016	6	502	9.2%

Total active franchise agreements	46	5,140	94.9%
Franchises terminated during 2006	5	215	3.9%
Franchises acquired during 2006	1	64	1.2%

Total	52	$5,419	100.0%

DISPOSAL OF ASSETS

On August 1, 2006, we completed the sale of our home health agency in Portland, Oregon for $500,000. We recorded a pre-tax gain of $242,000 on this sale. In addition, during the quarter ended September 30, 2006 we ceased operations of our home health agency in Phoenix, Arizona and recorded a pre-tax loss of $291,000 on this disposal. The operations and cash flows of these home health agencies have been eliminated from our ongoing operations as a result of these transactions, and we do not have any continuing involvement in their operations. Accordingly, the results of operations of these home health agencies, including any gains or losses on sale or disposal, are now reported as discontinued operations, net of tax, in our consolidated statements of income for all periods presented.

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

COMPETITION

Our pharmacies compete in the large and highly fragmented home infusion and specialty pharmacy markets. We compete with others for contracts with managed care organizations and other third party payors and compete to receive referrals from physicians, case managers and hospital discharge planners. Competition in the home infusion market is based on quality of care, cost of service and reputation. Competition in the specialty pharmacy market is based on price, reliability of service, compliance programs and reputation. Some of our existing and potential competitors in the home infusion market include integrated home healthcare providers such as Apria Healthcare Group Inc. and Coram Healthcare Corporation, and local providers of alternate site healthcare services such as hospitals, local home health agencies and other local providers. In the specialty pharmacy market, our existing and potential competitors include specialty pharmacy providers such as Medco Health Solutions, Caremark Rx, Express Scripts and others, specialized retail pharmacies such as PharmaCare, a division of CVS Corporation, pharmacy benefit management companies, wholesalers and retail pharmacies. In each market, some of these current competitors have, and our potential future competitors may have, greater financial, operational, sales and marketing resources than us. However, we believe that our reputation for providing quality services, the strength of our growing national presence and our ability to effectively market our services at national, regional and local levels places us in a strong position against existing and potential competitors.

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

Health Insurance Portability and Accountability Act of 1996 (HIPAA).  To improve the efficiency and effectiveness of the healthcare system, the Health Insurance Portability and Accountability Act of 1996 included “Administrative Simplification” provisions that required the Department of Health and Human Services (HHS) to adopt national standards for electronic health care transactions. At the same time, Congress recognized that advances in electronic technology could erode the privacy of health information. Consequently, Congress incorporated provisions into HIPAA that mandated the adoption of federal privacy protections for individually identifiable health information.

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

SERVICE MARKS

OPTION CARE® and OptionMed®, among others, as service marks registered with the U.S. Patent Trademark Office. We have also submitted an application to register OptionCare, as one word. We believe that Option Care is becoming increasingly recognized by many referral sources as representing a reliable, cost-effective source of pharmacy services.

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

EMPLOYEES

As of December 31, 2006, we employed 1,954 persons on a full-time basis and 970 persons on a part-time basis. Of our full-time employees, 157 were corporate management and administrative personnel and the remaining 1,797 were employees of company-owned locations, primarily in clinical, management and administrative positions. The majority of our part-time employees are clinicians due to the nature and timing of the services we provide.

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

We are highly dependent on reimbursement from managed care organizations and other non-governmental third party payors. For the fiscal years ended December 31, 2006, 2005 and 2004, respectively, 80%, 83% and 82% of our revenue came from managed care organizations and other non-governmental payors, including self-pay patients. Many payors seek to limit the number of providers that supply pharmaceuticals to their enrollees in order to build volume that justifies their discounted pricing. From time to time, payors with whom we have relationships require that we bid against our competitors to keep their business. As a result of such bidding process, we may not be retained, and even if we are retained, the prices at which we are able to retain the business may be reduced. The loss of a payor relationship could significantly reduce the number of patients we serve and have a material adverse effect on our revenue and net income, and a reduction in pricing could reduce our gross margins and our net income.

Changes in the reimbursement rates or the loss of our contract with Blue Cross and Blue Shield of Florida would materially decrease our revenue.

Our largest managed care contract is with Blue Cross and Blue Shield of Florida, Inc. For the fiscal years ended December 31, 2006, 2005 and 2004, respectively, 13%, 13% and 15% of our revenue was related to this contract. The contract is terminable by either party on 90 days’ notice and, unless terminated, renews annually each September for an additional one-year term. The loss of this contract, or a material reduction in our pricing or pharmaceutical sales under this contract, would materially decrease our revenue and net income. Any reductions to or delays in collecting amounts reimbursable by Blue Cross and Blue Shield of Florida for our products or services could cause our revenue and profitability to decline and increase our working capital requirements.

Changes in reimbursement rates from Medicare and Medicaid for the services we provide may cause our revenue and profitability to decline.

For the fiscal years ended December 31, 2006, 2005 and 2004, respectively, 20%, 17% and 18% of our revenue came from reimbursement by federal and state programs such as Medicare and Medicaid. Reimbursement from these and other government programs is subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments, governmental funding restrictions and changes to or new legislation, all of which may materially affect the amount and timing of reimbursement payments to us. Changes to the way Medicare pays for our services may reduce our revenue and profitability on services provided to Medicare patients and increase our working capital requirements.

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

Our gross profit could decrease if there are changes in the calculation of Average Wholesale Price (“AWP”) for the prescription drugs we sell, or if managed care organizations and other private payors replace AWP with a different reimbursement system.

Our gross margin margins are largely controlled by our ability to purchase prescription drugs at discounted prices and to negotiate profitable managed care contracts. Contracts for the services we provide generally reference certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price (“AWP”), wholesale acquisition cost (“WAC”) maximum allowable cost (“MAC”) and average sales price (“ASP”). Most of our contracts utilize the AWP standard as published by First DataBank and a number of other private companies. Recent events have raised uncertainties as to whether the AWPs published by First DataBank will decline, resulting in a reduction of our gross profit margins.

Specifically, in the recently announced proposed settlement in the case New England Carpenters Health Benefits Fund v. First DataBank, et al., (U.S. District Court, D. Mass.), a civil class action case brought against First DataBank, one of several companies that report data on prescription drug prices, First DataBank has agreed to reduce the markup to calculate AWP on over 8,000 specific pharmaceutical products by five percent. The proposed settlement has not yet received either preliminary or final court approval. We cannot predict the outcome of this case, or, if the settlement is approved, the precise timing of any of the proposed AWP changes. In the absence of any mitigating action on our part, the proposed reduction in First DataBank’s published AWP could reduce our revenue and narrow our gross profit margins.

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

We sell biotech pharmaceuticals that are supplied to us by a variety of manufacturers, many of which are the only source of that specific pharmaceutical. In order to have access to these pharmaceuticals, and to be able to participate in the launch of new biotech pharmaceuticals, we must maintain good working relations with the manufacturers. Most of the manufacturers of the pharmaceuticals we sell have the right to cancel their supply contracts with us without cause and after giving only minimal notice. One biotech pharmaceutical, Synagis®, which is manufactured and distributed by MedImmune, Inc., represented 9.5%, 7.3% and 6.8% of our revenue, respectively, for the fiscal years ended December 31, 2006, 2005 and 2004. The loss of our relationship with MedImmune, Inc. or with one or more other biotech pharmaceutical manufacturer would reduce our revenue and profitability.

We have recently experienced rapid growth by acquisitions. If we fail to manage our growth effectively, our business could be disrupted and our operating results could suffer.

Our ability to successfully offer our products and services in evolving markets requires an effective planning and management process. In 2006, 2005 and 2004 combined, we completed 20 separate pharmacy business acquisitions, five of which were completed during 2006. Our growth through acquisitions, combined with the internal growth of our business based on our business plan, may place a strain on our management systems and resources. This growth has resulted in, and will continue to result in an increase in responsibilities for management. To accommodate our growth and compete effectively, we will need to continue to enhance, expand and improve our management and our operational and financial information systems and controls, and to expand, train, manage and motivate our workforce. Our personnel, systems, procedures, or controls may not be adequate to support our operations in the future in light of anticipated growth. In addition, if we focus our financial resources and management attention on the expansion of our operations rather than on our ongoing operations, our financial results may suffer.

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

As of December 31, 2006, we had goodwill of $165.3 million, or 43.5% of our total assets and approximately 75.4% of stockholders’ equity.

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

We rely on royalty payments from our franchisees. For the fiscal years ended December 31, 2006, 2005 and 2004, we derived 0.8%, 1.4% and 1.9%, respectively, of our revenue from franchise royalties (excluding any acquisition settlement or termination gains). Our franchisees pay royalties on their gross receipts. Because there is no “cost of goods sold” associated with this revenue, franchise royalties and other fees represent a significant portion of our gross profit. For the fiscal years ended December 31, 2006, 2005 and 2004, royalties and other franchise fees represented 3.0%, 4.8% and 6.8%, respectively, of our gross profit. If our franchisees encounter business or operational difficulties, our revenue from royalties may be adversely affected. Such difficulties may also negatively impact our ability to sell new franchises. In addition, if we are unable to successfully attract new franchisees or if our existing franchise owners either do not enter into new franchise agreements with us when their current agreements expire or enter into new franchise agreements with royalty payment rates less favorable to us than current rates, our franchise revenue, gross profit and overall profitability will decline.

The loss of one or more of our key employees could harm our operations.

Our success depends upon the availability and performance of our key executives, including our Chief Executive Officer, Rajat Rai. We do not have “key person” insurance for any of our key executives. The loss of the services of Mr. Rai or any of our other key executives could have a material adverse effect upon our business and results of operations.

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

Increases in the market price of our common stock may result in dilution of our earnings per share related to the conversion feature of our 2.25% convertible senior notes. In accordance with Emerging Issues Task Force (EITF) Issue 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, our diluted shares must include the dilutive effect of our convertible notes for periods during which the average market price of our common stock exceeds its conversion price per the terms of the notes during a given period. The conversion price is currently set at $11.96 per share (subject to future adjustment, as needed). If the average market price of our common stock should exceed the conversion price per share in a given period, our diluted shares would increase, which could reduce our net income per diluted share for such period. For the fiscal years ended December 31, 2006 and 2005, the average market price of our common stock exceeded the conversion price in effect at the end of each period, resulting in dilution of our earnings. Our diluted shares as of December 31, 2006 and 2005 included approximately 600,000 shares related to the dilutive effects of our 2.25% senior convertible notes.

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

Our leverage, primarily relating to our outstanding 2.25% convertible senior notes, may harm our financial condition and results of operations.

Our total consolidated long-term debt as of December 31, 2006 was $86.4 million, which represents 28.2% of our total capitalization as of that date. In addition, the indenture for our convertible senior notes will not restrict our ability to incur additional indebtedness.

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

Our executive offices, located at 485 Half Day Road, Suite 300, Buffalo Grove, Illinois, 60089, consist of approximately 28,800 square feet of leased space, pursuant to a ten-year and three month lease that began in June 2002. Monthly base rent payments increase from approximately $35,000 per month for the first year of the lease to approximately $53,000 per month for the last year, plus applicable real estate taxes and maintenance costs. We have the option to accelerate the expiration date of this lease by three years upon payment of an acceleration fee.

In addition to our executive offices, we have over 77 facilities located in more than 73 cities throughout the United States, not including storage units. Our facilities, most of which contain pharmacies, warehouse space and administrative offices, are all leased, with remaining terms ranging from one month to approximately 7 years, and consist of approximately 535,000 square feet in total. The offices are in good condition, well maintained, and are adequate to fulfill our operational needs for the foreseeable future. We believe that if necessary, we could replace any of our leased facilities without significant additional cost or adverse affect on our business.

The following table provides summary information regarding our principal facilities as of December 31, 2006 with square feet of 15,000 or greater:

	Approximate
	Square
Location (City, State)	Footage	Services Provided by Facility

• Ann Arbor, Michigan(1)	29,400	Specialty drug distribution; infusion pharmacy
• Buffalo Grove, Illinois	28,800	Corporate headquarters
• Las Vegas, Nevada	20,900	Infusion pharmacy; RT/DME
• Miramar, Florida	20,500	Specialty drug distribution; infusion pharmacy; RT/DME
• Wood Dale, Illinois	19,900	Infusion pharmacy; RT/DME
• Dallas, Texas	15,900	Infusion pharmacy; RT/DME
• Roseville, MN	15,000	Infusion pharmacy

(1)	We lease two adjacent facilities in Ann Arbor, Michigan totaling 29,400 square feet.

Item 3.	LEGAL PROCEEDINGS

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

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Option Care is traded on the Nasdaq Stock Market LLC under the symbol “OPTN”. The following table shows the high and low bid prices for our common stock for the periods indicated.

Calendar Quarter	High	Low

2006
Fourth Quarter	$14.62	$12.06
Third Quarter	$13.85	$10.97
Second Quarter	$14.60	$10.34
First Quarter	$14.47	$12.89

2005
Fourth Quarter	$14.97	$11.39
Third Quarter	$15.11	$12.71
Second Quarter	$14.72	$12.47
First Quarter	$14.13	$10.58

On March 1, 2007, the closing price of our common stock on the Nasdaq National Market was $13.13. As of March 1, 2007, there were 281 holders of record reported to us by our transfer agent, U.S. Stock Transfer Corporation.

All share and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect the following stock splits:

• 3-for-2 split completed April 1, 2005 for stockholders of record as of March 17, 2005

• 5-for-4 split completed May 1, 2002 for stockholders of record as of April 10, 2002.

CASH DIVIDEND POLICY

In May 2004, our Board of Directors authorized the adoption of a quarterly dividend policy. Each quarter, our Board of Directors will determine the dividend amount per share. During 2006, our Board declared $0.02 per share dividends in each quarter. During 2005, our Board declared a $0.0133 per share dividend in the quarter ended March 31, and $0.02 per share dividends in each of the quarters ended June 30, September 30 and December 31.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
	Total Number of		Part of Publicly	that May Yet Be
	Common Shares	Average Price	Announced Plan	Purchased Under the
Period	Purchased	Paid per Share	or Program	Plan or Program
(In thousands)

October 2006	—	—	—	$—
November 2006(1)	559,700	$13.50	—	$—
December 2006	—	—	—	$—

TOTAL	559,700	$13.50	—	$—

(1)	On November 9, 2006, pursuant to terms contained in our purchase agreement to acquire Trinity Homecare, LLC, we repurchased the 559,700 shares that were issued as partial consideration for the purchase. On December 1, 2006, we signed an amendment to the purchase agreement and reissued these shares at the same price we paid.

STOCK PERFORMANCE GRAPH

The graph below compare the cumulative stockholder return on our common stock with the cumulative total return on the S&P 500 and the Dow Jones U.S. Healthcare Index for the five-year period ended December 31, 2006, assuming the investment of $100 in each on December 31, 2001. For purposes of preparing the graph, we assumed that all dividends were reinvested at the time they were paid. Past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Option Care common stock	100	51	68	110	128	137
S&P 500 index	100	77	97	106	109	124
Dow Jones U.S. Healthcare Index	100	78	92	95	102	107

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The table below provides you with certain of our summary historical financial data. We have prepared this information using our consolidated financial statements for the five years ended December 31, 2006, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The selected consolidated financial data reflects our acquisitions, all of which were accounted for using the purchase method of accounting. This summary should be read in conjunction with our Consolidated Financial Statements and Notes thereto, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statement of Income data (in thousands, except per share data):

	Years Ended December 31,
	2006	2005	2004	2003	2002

Revenue	$659,412	$504,578	$414,430	$355,440	$320,496
Cost of revenue:
Cost of goods	409,931	304,346	251,613	205,916	183,329
Cost of service	69,897	53,435	43,969	41,592	37,692

Total cost of revenue	479,828	357,781	295,582	247,508	221,021

Gross profit	179,584	146,797	118,848	107,932	99,475
Operating expenses	141,773	113,117	91,303	96,309	79,110

Operating income	$37,811	$33,680	$27,545	$11,623	$20,365

Net income from continuing operations	$22,568	$20,889	$16,548	$6,499	$12,015

Loss on discontinued operations, net of income taxes	(883)	(271)	—	—	—

Net income	$21,685	$20,618	$16,548	$6,499	$12,015

Net income from continuing operations per common share—diluted	$0.64	$0.61	$0.51	$0.20	$0.38

Net income per common share—diluted	$0.61	$0.60	$0.51	$0.20	$0.38

Weighted average number of shares and equivalents outstanding—diluted	35,467	34,234	32,631	31,956	31,650
Dividends paid per common share	$0.08	$0.07	$0.04	$—	$—

Consolidated Balance Sheet data (in thousands):

	As of December 31,
	2006	2005	2004	2003	2002

Working capital	$117,095	$131,824	$158,453	$56,777	$61,710
Total assets	376,385	313,448	272,840	168,997	160,472
Current portion of long-term debt	23	48	19	424	261
Other current liabilities	59,210	39,701	28,392	30,193	27,194
Long-term debt, less current portion	86,372	86,306	86,306	82	7,314
Stockholders’ equity	219,363	180,166	149,556	131,483	120,223

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes in Item 8. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” and Item 1A.—Risk Factors for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

We provide specialty pharmacy services and home infusion and other healthcare services to patients at home or at other alternate sites such as infusion suites and physician’s offices. We contract with managed care organizations and other third party payors who reimburse us for the services we provide to their subscribers. Our services are provided by our two company-owned, high-volume distribution facilities, 58 company-owned and managed locations and 53 franchised locations.

The year 2006 was marked by strong increases in revenue and net income, continued execution of our acquisition growth strategy, as well as a number of strategic initiatives designed to pave the way for continued growth in the year 2007 and beyond. We have developed and refined an ongoing, comprehensive growth strategy that integrates organic growth through enhanced sales and marketing activities, acquisitions of existing pharmacy businesses, start-up businesses in new and existing markets, and joint ventures with established hospital systems.

Revenue grew by 30.7% in 2006 to $659.4 million from $504.6 million in 2005. This growth was primarily due to business acquisitions and organic growth in our company-owned facilities. Infusion and related healthcare revenue increased by 29.7% while specialty pharmacy services revenue increased by 35.8% due in part to increased sales of Synagis®, blood clotting factor, and IVIG immune globulin products. Our revenue growth resulted in net income of $21.7 million for the year 2006, an increase of 5.2% over the prior year.

During 2006, we used $45.1 million in cash and $12.7 million in stock to complete five acquisitions. During 2005, we used $54.6 million in cash and $1.5 million in stock to complete ten acquisitions. Our acquisitions were accretive to earnings and will solidify our positions in existing markets and establish our position in new markets.

The majority of our revenue is generated from managed care contracts and other agreements with commercial third party payors. Our largest managed care contract is with Blue Cross and Blue Shield of Florida, Inc. (BC/BS of Florida). This contract represented 13%, 13% and 15% or our revenue for the years 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, 9% of Option Care’s accounts receivable was due from BC/BS of Florida. Our contract with BC/BS of Florida is terminable by either party at any time upon 90 days’ notice and, unless terminated, renews automatically each September for an additional one-year term. This contract renewed in September 2006 with no material changes.

During 2006, we signed a new managed care contract with Blue Cross and Blue Shield of Michigan to be exclusive provider of specialty pharmacy drugs and services to their members. We believe that this contract may represent 10% or more of our revenue during 2007. We prepared our operations for the added volume during the second and third quarters of 2006 and began fully delivering service under this contract in October 2006.

We generate revenue from governmental healthcare programs such as Medicare and Medicaid. For the years 2006, 2005 and 2004, respectively, 20%, 17% and 18% of our revenue came from these governmental healthcare programs. As of December 31, 2006 and 2005, respectively, 19% and 22% of total accounts receivable were due from these programs.

On February 18, 2005, our Board of Directors authorized a 3-for-2 stock split effective March 31, 2005 for stockholders of record as of March 17, 2005. All share and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect this split.

RESULTS OF OPERATIONS

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, utilizing the modified retrospective method. Accordingly, we have restated our results of operations for the years ended December 31, 2005 and 2004. For detailed information regarding this restatement, please see Note 1(j) in our Notes to Consolidated Financial Statements.

The following table shows certain statement of income items expressed in amounts and percentage of revenue for the years ended December 31, 2006, 2005 and 2004 (amounts in thousands).

	Years ended December 31,
	2006		2005		2004
		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue

Revenue:
Specialty pharmacy	$394,901	59.9%	$290,884	57.7%	$249,697	60.2%
Infusion and related healthcare services	255,393	38.7%	196,893	39.0%	153,302	37.0%
Other	9,118	1.4%	16,801	3.3%	11,431	2.8%

Total revenue	659,412	100.0%	504,578	100.0%	414,430	100.0%
Cost of revenue:
Cost of goods	409,931	62.2%	304,346	60.3%	251,613	60.7%
Cost of service	69,897	10.6%	53,435	10.6%	43,969	10.6%

Total cost of revenue	479,828	72.8%	357,781	70.9%	295,582	71.3%

Gross profit	179,584	27.2%	146,797	29.1%	118,848	28.7%
Operating expenses:
Selling, general and administrative	122,371	18.6%	99,763	19.8%	81,878	19.8%
Depreciation and amortization	4,934	0.7%	3,687	0.7%	2,810	0.7%
Provision for doubtful accounts	14,468	2.2%	9,667	1.9%	6,615	1.6%

Total operating expenses	141,773	21.5%	113,117	22.4%	91,303	22.1%

Operating income	37,811	5.7%	33,680	6.7%	27,545	%
Other expenses, net:
Interest income	1,364	—%	2,363	0.1%	323	—%
Interest expense	(2,139)	(0.1)%	(1,966)	(0.1)%	(252)	—%
Other expense, net	(895)	(0.1)%	(248)	—%	(307)	—%

Total other income (expense), net	(1,670)	(0.2)%	149	—%	(236)	—%

Income from continuing operations before income taxes	36,141	5.5%	33,829	6.7%	27,309	6.6%
Provision for income taxes	13,573	2.1%	12,940	2.6%	10,761	2.6%

Net income from continuing operations	$22,568	3.4%	$20,889	4.1%	$16,548	4.0%

Discontinued operations:
Loss on discontinued operations, net of income taxes	(883)	(0.1)%	(271)	—%	—	—%

Net income	$21,685	3.3%	$20,618	4.1%	$16,548	4.0%

Revenue:

Our revenue for 2006 was $659.4 million, an increase of $154.8 million, or 30.7%, over our 2005 revenue of $504.6 million. Infusion and related healthcare services revenue increased by $58.5 million, or 29.7%, over 2005 as a result of execution of our acquisitions growth strategy and organic growth that resulted from our continuing sales and marketing efforts. Specialty pharmacy services revenue increased by $104.0 million, or 35.8% over the prior year. This increase was primarily related to higher sales of a variety of specialty drugs, such as Synagis®, blood clotting factor, IVIG immune globulin, and the revenue generated from the new specialty pharmacy services agreement we signed in 2006 with Blue Cross and Blue Shield of Michigan.

In 2005, our revenue was $504.6 million, an increase of $90.2 million, or 21.8%, over the prior year revenue of $414.4 million. Infusion and related healthcare services revenue increased by $43.6 million, or 28.5%, over 2004 as a result of execution of our acquisitions growth strategy and organic growth that resulted from our continuing sales and marketing efforts. Specialty pharmacy services revenue increased by $41.2 million, or 16.5% over the prior year. This increase was primarily related to higher sales of Synagis®, human growth hormone, Xolair® and a variety of other specialty drugs through our two company-owned, high-volume distribution facilities and our network of company-owned pharmacy locations, as well as from the effect of acquisitions.

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

Specialty pharmacy revenue:

Specialty pharmacy revenue consists of our distribution of specialty pharmaceutical products to patients’ homes or other non-hospital settings such as physician’s offices on behalf of manufacturers, managed care companies or, to a lesser extent, government healthcare programs. Our specialty pharmacy revenue is derived from sales by our two company-owned, high-volume distribution facilities and our 58 company-owned pharmacies. Specialty pharmacy revenue also includes fees received from biotech drug manufacturers for providing clinical compliance and patient outcomes data for specific products.

In 2006, our specialty pharmacy revenue was $394.9 million, an increase of $104.0 million, or 35.8%, over the prior year. A significant percentage of this increase was attributable to the continued growth in sales volume of Synagis®, blood clotting factor, and IVIG. Our Synagis® revenue reached $62.9 million in 2006, representing growth of 70.9% over the prior year. In addition to the increased sales of Synagis®, blood clotting factor, and IVIG, we generated double-digit increases in several other specialty therapies due principally to our ongoing sales and marketing efforts, the effect of our acquisitions and revenue generated from the new specialty pharmacy services agreement we signed during 2006 with Blue Cross and Blue Shield of Michigan.

In 2005, our specialty pharmacy revenue was $290.9 million, an increase of $41.2 million, or 16.5%, over the prior year. A significant percentage of this increase was attributable to sales volume of Synagis®, as well as double-digit increases in sales of blood clotting factor and a variety of other specialty therapies throughout our network of company-owned pharmacies.

During portions of October and November 2005, our high-volume specialty distribution center located in Miramar, Florida experienced a significant business interruption due to Hurricane Wilma, which negatively impacted our specialty pharmacy revenue. We filed a business interruption insurance claim for lost revenue and gross profit for the period immediately following the hurricane and recorded settlement revenue of $400,000 during 2005, which was recorded as Specialty pharmacy revenue in our Consolidated Statement of Income for that year in accordance with EITF Issue 01-13, Income Statement Display of Business Interruption Insurance Recoveries. Operations at this facility returned to normal by December 2005.

Infusion and related healthcare services revenue:

The following table sets forth our infusion and related healthcare services revenue by service type (amounts in thousands):

	Years Ended December 31,
	2006		2005		2004
		% of Total		% of Total		% of Total
	Amounts	Revenue	Amounts	Revenue	Amounts	Revenue

Infusion and related healthcare services:
Infusion therapies	$219,293	33.3%	$170,290	33.8%	$131,037	31.6%
Other related healthcare services	36,100	5.4%	26,603	5.2%	22,265	5.4%

Total	$255,393	38.7%	$196,893	39.0%	$153,302	37.0%

Infusion and related healthcare services includes the provision of home infusion therapies, respiratory therapy and durable medical equipment sales and rentals (RT/DME) and home healthcare services provided by our company-owned pharmacies.

In 2006, infusion and related healthcare services revenue was $255.4 million, an increase of $58.5 million, or 29.7%, over the prior year. Infusion therapy increased by $49.0 million, or 28.8%, while other related healthcare services increased by $9.5 million, or 35.7%. These increases were driven by both acquisitions and organic growth, and were across a wide variety of therapies.

In 2005, infusion and related healthcare services revenue was $196.9 million, an increase of $43.6 million, or 28.5%, over the prior year. Infusion therapy increased by $39.3 million, or 30.0%, while other related healthcare services increased by $4.3 million, or 19.5%. We focused in 2005 on expanding our provision of infusion therapy through focused sales efforts and continued quality of service. As a result of these efforts, we generated higher revenue from most of our company-owned pharmacies. Our growth was across multiple therapies, including anti-infective, nutritional and chemotherapy.

Other revenue:

Other revenue primarily consists of franchise-related revenue and software revenue. Franchise-related revenue consists of royalties and other fees generated from our franchise network, gains recognized in connection with the settlement of pre-existing franchise relationships with franchisees we acquire, fees from the termination of a franchise from the network prior to the scheduled expiration of its underlying franchise agreement, and vendor rebates earned from our franchises’ purchases under Option Care’s contracts with manufacturers and vendors. In 2005 and 2004, other revenue included software license fees, support and training fees generated by our subsidiary, MBI.

For 2006, we recorded other revenue of $9.1 million representing a decrease of $7.7 million, or 45.7%, compared to the prior year. Royalty revenue declined to $5.4 million in 2006 compared to $7.1 million in 2005 due to our acquisition and termination of several franchises. Franchise settlement revenue recorded in connection with acquisitions and terminations declined to $1.7 million in 2006 compared to $6.6 million in 2005, primarily because we acquired fewer franchises in 2006. Fees related to our collection of non-acquired accounts receivable of businesses we purchased in 2005 generated $300,000 in revenue in 2006 compared to $1.2 million in revenue in the prior year. Our sale of MBI in December 2005 resulted in a $1.0 million decline in other revenue from software sales and licensing. Offsetting these declines, joint venture management fees increased by $600,000 during the year.

For 2005, we recorded other revenue of $16.8 million representing an increase of $5.4 million, or 47.0%, over the prior year. Of the 2005 revenue, $13.7 million consisted of franchise royalties and related fees, of which $7.1 million was royalties, $4.6 million were gains recognized in connection with settlement of our pre-existing relationships with franchises we acquired and $2.0 million was franchise early termination fees. In

2004, royalty revenue was $9.3 million. Software-related revenue decreased by $300,000 in 2005 due to our disposal of MBI in December 2005.

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

Cost of goods:

For 2006, our cost of goods was $409.9 million, representing an increase of $105.5 million, or 34.7%, over the prior year’s $304.4 million cost of goods. This increase was primarily related to our $154.8 million increase in revenue due to acquisitions and same store sales growth. As a percentage of revenue, cost of goods increased from 60.3% in 2005 to 62.2% in 2006. There were two main factors contributing to this overall change to our cost of goods as a percentage of revenue. The first factor was a higher mix of specialty pharmacy revenue in 2006 due to acquisitions, increased sales of Synagis, and our new specialty pharmacy contract with Blue Cross and Blue Shield of Michigan. Specialty pharmacy services have a higher cost of goods component that our other core business, infusion pharmacy services. The second factor was our $7.7 million decrease in other revenue, the majority of which had no associated cost of goods.

For 2005, our cost of goods was $304.3 million, representing an increase of $52.7 million, or 21.0%, over the prior year’s $251.6 million cost of goods. This increase was related to our $90.2 million increase in revenue over this period. As a percentage of revenue, cost of goods decreased from 60.7% for 2004 to 60.3% for 2005. The primary factor contributing to the reduction in cost of goods as a percentage of revenue was the higher mix of infusion therapy revenue in 2005 as a result of our acquisitions completed during the year. Another significant factor was our $5.4 million increase in other revenue, the majority of which had no associated cost of goods. These two factors were partially offset by an increase in the cost of specialty pharmacy products due to a shift in product mix toward certain higher cost products, as well an increase in the purchase cost for IVIG specialty pharmaceutical products in 2005 due to supply shortages.

We receive rebates and vendor administration fees from various drug and medical supply manufacturers and vendors based on the volume of purchases by our company-owned pharmacies and our franchised pharmacies and subject to the terms of our underlying agreements with these suppliers. Rebates earned from purchases by our company-owned pharmacies are recorded as reductions to cost of goods sold. In 2006, 2005 and 2004, vendor rebates reduced our cost of goods by $3.5 million, $2.9 million and $3.5 million, respectively. In addition to rebates, we also receive prompt payment discounts from a number of our drug and medical supply vendors. In 2006, 2005 and 2004, we recorded prompt payment discounts of approximately $1.8 million, $1.1 million and $1.0 million, respectively.

Cost of service:

Our cost of service for 2006 was $69.9 million, an increase of $16.5 million, or 30.8%, over the prior year. As a percentage of revenue, cost of service was equal to 10.6% in both 2006 and 2005. The consistency in cost of service as a percentage of revenue was partly due to our current year increase in infusion therapy services, which have a larger service component than specialty pharmacy services, offset by a $7.7 million decrease in other revenue which has no associated cost of service and an increase in specialty pharmacy revenue as a percentage of total revenue.

Our cost of service for 2005 was $53.4 million, an increase of $9.5 million, or 21.5%, over the prior year. As a percentage of revenue, cost of service held steady at 10.6% in both 2005 and 2004. The consistency in cost of service as a percentage of revenue was due to the increase in specialty pharmacy services, which have a smaller service component than infusion and related healthcare services, offset by the $5.4 million increase in other revenue from gains associated with the settlement of pre-existing franchise relationships with franchisees we acquired in 2005 and a gain from the early termination of one franchise, which had no associated cost of service.

Gross profit:

The following table sets forth the gross profit margin (defined as gross profit divided by total revenue, expressed as a percentage) for each of our service lines for the periods indicated:

	Years Ended December 31,
	2006	2005	2004

Gross profit margin:
Specialty pharmacy	14.6%	15.5%	16.6%
Infusion and related healthcare services	44.2%	43.3%	43.4%
Other	100.0%	97.9%	95.0%
Overall gross profit margin	27.2%	29.1%	28.7%

In 2006, our gross profit was $179.6 million, or 27.2% of revenue, compared to $146.8 million, or 29.1% of revenue, in the prior year. The overall decrease in our gross profit margin was primarily due to a continued shift in business mix as our growth in specialty pharmacy outpaced our growth in infusion and related services, and was also due to a decrease in other revenue. Our infusion and related healthcare services gross profit margin increased from 43.3% in 2005 to 44.2% in 2006. This was primarily due to an increase in revenue from RT/DME services and a simultaneous decrease in the related cost of goods. Our specialty pharmacy gross profit margin declined from 15.5% in 2005 to 14.6% in 2006. This continued decline in gross profit margin percentage was due to our continued growth in revenue from higher cost drugs such as Synagis® and expansion of our specialty pharmacy distribution business through our new contract with Blue Cross and Blue Shield of Michigan.

In 2005, our gross profit was $146.8 million, or 29.1% of revenue, compared to $118.8 million, or 28.7% of revenue, in the prior year. The overall increase in our gross profit margin was primarily due to an increase in the relative mix of infusion and related healthcare revenues, which has a lower cost of goods component than specialty pharmacy services revenue, and an increase in other revenue. Overall, our infusion and related healthcare services gross profit margin remained steady at 43.3% in 2005 compared to 43.4% in 2004. Our specialty pharmacy gross profit margin declined from 16.6% in 2004 to 15.5% in 2005. This decrease in gross profit margin percentage was due to our continued growth in revenue from higher cost drugs such as Xolair® and Synagis®, as well as a significant increase in the cost of IVIG immune globulin products in 2005.

Selling, general and administrative expenses:

For 2006, our selling, general and administrative (“SG&A”) expenses totaled $122.4 million, an increase of $22.6 million, or 22.7%, over the prior year. As a percentage of revenue, selling, general and administrative expenses decreased from 19.8% in 2005 to 18.6% in 2006 due to the growth of our specialty pharmacy services, which require less SG&A support than infusion services. Of the $22.6 million increase, $13.3 million was in wages and related expenses, which increased by approximately 19.0% over the prior year. Building rent and related costs increased by $3.1 million over the prior year, as we added facilities leases assumed in connection with acquisitions completed during 2006. Fees related to outside professional services increased by $1.4 million over the prior year.

For 2005, our selling, general and administrative expenses totaled $99.8 million, an increase of $17.9 million, or 21.8%, over the prior year. This increase was primarily due to an increased mix of infusion services, which have greater infrastructure needs and produce higher SG&A costs, and an increase in corporate investments to support various strategic initiatives. Of the $17.9 million increase, $12.7 million was in wages and related expenses, which increased by approximately 22.2% over the prior year. The increase in wages was due in part to new hires made in connection with acquisitions completed during 2005 as well as continued growth within our existing locations as the total number of employees at company-owned locations increased by 31.0% from 2004. In addition, staffing levels at our corporate office increased by 22% in 2005 as we continued to expand our infrastructure to accommodate current and future growth in our business. Fees for outside professional services increased $2.4 million over the prior year, of which $2.0 million was attributable to various projects designed to improve operations and produce efficiencies that will benefit future periods, while $400,000 was directly related to acquisitions we completed during 2005. Facilities rent and related costs increased by $900,000 over the prior year, as we increased the total square footage of our facility space by approximately 35%, primarily due to facilities leases assumed in connection with acquisitions completed during 2005.

Depreciation and amortization:

Depreciation within this caption includes infrastructure items such as computers, office equipment and leasehold improvements. Depreciation of revenue-generating assets, such as medical equipment rented to patients and delivery vehicles, is included in cost of revenue.

For 2006, our depreciation and amortization expense of assets not directly utilized in the delivery of goods and services was $4.9 million, an increase by $1.2 million, or 33.8% over the prior year. This increase was primarily due to assets added in connection with acquisitions and start-ups completed during 2006.

For 2005, our depreciation and amortization expense of assets not directly utilized in the delivery of goods and services was $3.7 million, an increase by $900,000, or 31.2% over the prior year. This increase was primarily due to assets added in connection with acquisitions completed during 2005.

Provision for doubtful accounts:

In 2006, our provision for doubtful accounts was $14.5 million, or 2.2% of revenue. This represents an increase of $4.8 million from the $9.7 million provision for doubtful accounts in 2005, due primarily to our increase in total revenues. In general, we record a higher provision for doubtful accounts for revenue generated from our locally delivered services than from our central distribution facilities. This difference in provision rates reflects the difference in collection risk involved in these services as the services from our central distribution facilities are billed under pharmacy benefits whereas the services from our local pharmacies are typically billed under major medical benefits and typically require higher patient co-payments and deductibles. The increase in our provision for doubtful accounts as a percentage of revenue from 1.9% in 2005 to 2.2% in 2006 was due partly to the net addition of five local pharmacy locations and the $7.7 million decrease in other revenue, thereby increasing the relative mix of revenues with higher associated collection risk.

In 2005, our provision for doubtful accounts was $9.7 million, or 1.9% of revenue. This represents an increase of $3.1 million from the $6.6 million provision for doubtful accounts in 2004, due primarily to our increase in total revenues.

Interest income:

We recorded $1.4 million in interest income in 2006 compared to $2.4 million in the prior year. This decline was primarily due to our use of cash reserves and liquidation of short-term investments to fund business acquisitions, for which we used $45.1 million in cash in 2006. Due to our acquisition activities, we began 2006 with unrestricted cash and short-term investments totaling $47.9 million and ended the year with unrestricted cash and short-term investments of $8.9 million.

Our 2005 interest income was $2.4 million compared to just $300,000 in 2004. In November 2004, we completed an $86.3 million offering of 2.25% convertible senior notes. Our interest income growth in 2005 is attributable to short-term investments purchased with the proceeds from this offering.

Interest expense:

In 2006, we recorded interest expense of $2.1 million compared to $2.0 million in the prior year. For each year, our interest expense consists principally of interest payable to holders of our $86.3 million in 2.25% convertible senior notes.

In 2005, we recorded interest expense of $2.0 million compared to $300,000 in 2004. In each year, our interest expense was almost entirely related to our $86.3 million offering of 2.25% convertible senior notes, which we completed on November 2, 2004.

Income tax provision:

In 2006, we provided $13.6 million for income taxes on our pre-tax income from continuing operations of $36.1 million. This equates to an overall effective income tax rate of 37.6%. In the prior year, we recorded an income tax provision of $12.9 million on pre-tax income from continuing operations of $33.8 million, for an effective income tax rate of 38.3%. The slight decline in provision rate was primarily due to reduction of an excess provision for prior year income taxes and various tax planning initiatives. We anticipate that our effective income tax rate will increase slightly in 2007 due to increased business in states with higher statutory income tax rates.

For the year 2005, our provision for income taxes was $12.9 million on pre-tax income of $33.8 million, compared to provision for income taxes of $10.8 million pre-tax income of $27.3 million of pre-tax income in 2004. The effective income tax provision rate was 38.3% in 2005 compared to 39.4% for 2004. The decrease in our provision rate was primarily due to an increase in tax-exempt interest income from our short-term investments during 2005.

Net income and net income per share from continuing operations:

Our net income from continuing operations was $22.6 million in 2006 compared to $20.9 million in 2005. This increase of $1.7 million, or 8.0%, was primarily driven by our growth through acquisitions and increased penetration of the specialty pharmacy market, the effects of which more than offset a decline in franchise settlement revenue. Net income from continuing operations per diluted share grew to $0.64 in 2006 from $0.61 in 2005, an increase of 4.9%. Diluted shares increased to 35.5 million in 2006 from 34.2 million in the prior year, primarily due to shares issued in connection with business combinations and shares issued to employees who exercised stock options or participated in our employee stock purchase plan. Our diluted shares in 2006 and 2005 include a 600,000 share dilutive effect of our 2.25% convertible senior notes. Our notes are considered dilutive if the average market price of our stock exceeds the conversion price.

Our net income from continuing operations for 2005 was $20.9 million compared to $16.5 million in the prior year, an increase of $4.4 million, or 26.2%. The increase was principally due to our revenue growth during the year, which was the result of our focused sales and marketing efforts, the ten acquisitions we completed during 2005 and franchise settlement gains related to four of these acquisitions, which were of independent Option Care franchises. Our diluted earnings per share were $0.61 in 2005 compared to $0.51 in 2004, an increase of 19.6%. Total diluted shares increased to 34.2 million in 2005 from 32.6 million in 2004 due to new shares issued to employees who exercised stock options or participated in our employee stock purchase plan during the year, as well as the 600,000 share increase in the dilutive effect of our 2.25% convertible senior notes. Our notes are considered dilutive if the average market price of our stock exceeds the conversion price, which was set at $11.99 per share as of December 31, 2005. There was no dilutive effect of these notes for 2004.

We completed a 3-for-2 split of our common stock effective March 31, 2005 for stockholders of record on March 17, 2005. All share and per share amounts disclosed in this Annual Report on Form 10-K have been adjusted to reflect the pro forma effects of this split.

Loss from discontinued operation, net of income tax:

In 2006, we adopted a plan to sell or dispose of two small and unprofitable home health agencies that did not fit into our strategic plans. We completed the sale of our home health agency in Portland, Oregon and shut down the operations of our home health agency in Phoenix, Arizona during the quarter ended September 30, 2006. In 2006 and 2005, we recorded losses, net of income tax benefit, of $883,000 and $271,000, respectively.

Accounts receivable:

The following table sets forth our accounts receivable and days sales outstanding as of December 31 for each year presented (dollar amounts in thousands):

	2006	2005	2004

Trade accounts receivable	$133,239	$100,282	$76,809
Less allowance for doubtful accounts	(10,736)	(5,997)	(6,879)

Trade accounts receivable, net of allowance for doubtful accounts	$122,503	$94,285	$69,930

Allowance for doubtful accounts, as percentage of trade accounts receivable	8.1%	6.0%	9.0%
Days sales outstanding(1)	56	60	55

(1)	Days sales outstanding (DSO) is based on trade accounts receivable, net of allowance for doubtful accounts, and is calculated using the exhaustion method, whereby the net accounts receivable balance is exhausted against each preceding month’s or partial month’s net revenue. The DSO calculation excludes revenue not related to patient care, such as franchise royalties and other fees and software license and support revenue, and trade accounts receivable purchased in business acquisitions.

The following tables set forth the percentage breakdown of our trade accounts receivable by aging category and by major payor type as of December 31 for each year presented:

	2006	2005	2004

Accounts receivable by aging category:
Aged 0-90 days	71%	78%	72%
Aged 91-180 days	14%	12%	13%
Aged 181-365 days	11%	7%	9%
Aged over 365 days	4%	3%	6%

Total	100%	100%	100%

	2006	2005	2004

Accounts receivable by major payor type:
Managed care and other payors	81%	78%	82%
Medicare and Medicaid	19%	22%	18%

Total	100%	100%	100%

As of December 31, 2006, our trade accounts receivable, net of allowance for doubtful accounts, was $122.5 million compared to $94.3 million as of December 31, 2005. This 29.9% increase in accounts receivable was related to our revenue growth offset by a decrease in days sales outstanding during 2006. Our revenue grew to $194.2 million for the quarter ended December 31, 2006, which was 36.4% higher than our revenue of $142.4 million recorded in the corresponding prior year quarter. During 2006, we recorded provisions for doubtful accounts totaling $14.7 million and wrote off accounts totaling $10.0 million.

Our days sales outstanding (DSO) is calculated using the exhaustion method for our accounts receivable, net of allowance for doubtful accounts. Our DSO decreased from 60 days as of December 31, 2005 to 56 days as of December 31, 2006. This decrease was due in part to a higher mix of specialty pharmacy business, which tends to have a slightly shorter collection cycle, as well as the elimination of the non-recurrent interruptions in our billing processes at both of our company-owned, high-volume specialty pharmacy distribution centers that occurred during the fourth quarter of 2005.

As of December 31, 2006 and 2005, respectively, 19% and 22% of our accounts receivable was related to government healthcare programs such as Medicare and Medicaid. The remaining 81% and 78% of our accounts receivable as of December 31, 2006 and 2005, respectively, was due from managed care organizations and other third party payors. Our most significant managed care contract, with Blue Cross and Blue Shield of Florida, accounted for approximately 9% of our accounts receivable as of December 31, 2006 and 2005. This contract produced 13% of our revenue for each of the years 2006 and 2005. Our accounts receivable under this contract are proportionately low relative to revenue due to quick payment terms in the contract and the fact that a high percentage of our revenue under this contract is for specialty pharmacy services.

The aging composition of our accounts receivable shifted somewhat during 2006, resulting in 71% of our accounts receivable being aged 90 days or less as of December 31, 2006 compared to 78% a year earlier. This change reflects the maturing of the accounts receivable of businesses we acquired in 2005. In many cases, we did not acquire the existing accounts receivable of these businesses, so their aging composition as of December 31, 2005 was heavily weighted toward the younger aging categories. As these acquisitions matured in 2006, our accounts receivable has shifted back to a more typical aging composition.

As of December 31, 2005, our trade accounts receivable, net of allowance for doubtful accounts, was $94.3 million compared to $69.9 million as of December 31, 2004. This 34.8% increase in accounts receivable was related to our revenue growth and increase in days sales outstanding during 2005. Our revenue for the quarter ended December 31, 2005 was $142.4 million, which was 26.4% higher than our revenue of $112.7 million recorded in the corresponding prior year quarter. During 2005, we recorded provisions for doubtful accounts totaling $9.7 million and wrote off accounts totaling $10.6 million. Approximately $300,000 of the bad debt write-offs in 2005 included various accounts we reserved in 2003 when we recorded a bad debt charge of $6.8 million related to our Texas locations.

An insignificant percentage of our accounts are due from individual patients. Co-payments tend to be small and insignificant in our business, and we typically collect any co-payments before or upon delivery of products and services to the patient in order to minimize collection risk.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS.

The following table summarizes our contractual obligations and other commitments as of December 31, 2006. See Notes 4, 10 and 14 to the Consolidated Financial Statements for more detail.

	Payments by Period
	Total	2007	2008	2009	2010	2011	2012+
	(In thousands)

2.25% convertible senior notes, due 2024(1)	$86,250	$—	$—	$—	$—	$—	$86,250
Interest on 2.25% convertible senior notes, due 2024(1)	34,610	1,941	1,941	1,941	1,941	1,941	24,905
Operating lease obligations	28,311	7,583	6,212	4,814	3,993	3,396	2,313
Pharmaceutical purchase obligations	24,976	13,947	11,029	—	—	—	—
Business acquisitions obligations(2)	3,469	3,283	186	—	—	—	—
Capital leases and other long-term debt	156	81	42	31	2	—	—

Total contractual cash obligations	$177,772	$26,835	$19,410	$6,786	$5,936	$5,337	$113,468

(1)	These notes may be redeemed by us, in whole or in part, at any time on or after November 1, 2009, and the holders may require us to purchase all or a portion of the notes on November 1, 2009, 2014 and/or 2019. Subject to certain conditions, the notes may become convertible into cash and shares of stock. The repayment schedule shown above assumes no early redemption or conversion of the notes before their due date, November 1, 2024.

(2)	Represents minimum remaining obligations for purchase price adjustments, employment contracts and management agreements in connection with acquisitions made during 2006, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

At various times, we have financed our operations and acquisitions from operating cash flows, common stock and debt offerings and credit facility borrowings. During 2006, we financed our operations and business acquisitions through our positive operating cash flow and by liquidating short-term investments.

In November 2004, in order to finance our growth initiatives, we raised $86.3 million in capital by issuing 2.25% convertible senior notes. The notes, which are due 2024, pay interest semi-annually on May 1 and November 1 of each year. The notes are convertible into cash and, if applicable, shares of our common stock based on our common stock market price and other conditions. The notes cannot be redeemed by us before November 1, 2009. On each of November 1, 2009, November 1, 2014 and November 1, 2019, the holders can require us to purchase all or a portion of the notes for their principal amount plus accrued interest. At any time on or after November 1, 2009, we may redeem the notes, in whole or in part, for a redemption price equal to 100% of the principal amount of the notes we redeem, plus any accrued and unpaid interest. We incurred deferred financing costs of $3.2 million related to this offering, consisting of underwriting, legal and other related costs. These costs are being amortized over a five-year period.

On May 5, 2006, we signed a five-year, $35 million revolving Credit Agreement with LaSalle Bank National Association (the “Agreement”). Provided there is no event of default, we have the option to increase the revolving loan commitment to a maximum of $100 million during the first two years of the Agreement. We will pay interest on borrowings at rates ranging from prime plus zero or LIBOR plus 1.00% to a maximum of prime plus 0.25% or LIBOR plus 1.75%. We have also agreed to pay non-use fees ranging from 0.15% to 0.225% of the unused portion of the revolving loan commitment. The interest rates and non-use fee rates payable are based on our Total Debt to EBITDA Ratio, as defined in the agreement, for the applicable period. We must maintain compliance with various financial and other covenants throughout the life of the Agreement. Borrowings under the Agreement would be collateralized by substantially all our assets. We may use up to $2.5 million of our available credit to secure Letters of Credit, as needed, payable applicable fees while the letters of credit are in place. We incurred fees of approximately $167,000 related to negotiating this

Agreement. We had no borrowings and wrote no letters of credit during 2006 and were in compliance with all covenants.

Our total working capital as of December 31, 2006 was $117.1 million, a decline of $14.7 from our working capital of $131.8 million on December 31, 2005. This decline was primarily due to our liquidation of short-term investments to fund 2006 business acquisitions. As of December 31, 2006, we had cash, restricted cash and short-term investments totaling $16.4 million compared to $48.9 million as of December 31, 2005. The $45.1 million in cash we paid for acquisitions during 2006 exceeded our $21.1 million in positive operating cash flow during the year, resulting in the net liquidation of short-term investments and reduction in our working capital.

We have been cash flow positive from operations for each of the last five years and anticipate remaining cash flow positive from continuing operations in 2007. Our only material debt as of December 31, 2006 was our $86.3 million of 2.25% convertible senior notes referred to above. We intend to fund our future capital needs through operating cash flows and existing cash reserves and, if needed, borrowings under our $35 million Agreement with LaSalle Bank. In the event that additional capital is required beyond what is available through operating cash flow and our Agreement with LaSalle Bank, we may not be able to obtain such capital from other sources on terms acceptable to us, if at all.

Our business strategy includes the selective acquisition of additional infusion pharmacies and other related healthcare businesses. We continue to evaluate acquisition opportunities and view acquisitions as a key part of our growth strategy. We historically have paid between 70% and 100% of the purchase price for our acquisitions with cash, financing the remainder through the issuance of shares of our common stock. For future acquisitions, we may utilize cash, common stock, or a combination of the two to pay the purchase price. We may require additional capital in excess of our current availability in order to complete future acquisitions. It is impossible to predict the amount of capital that may be required for acquisitions, and there is no assurance that sufficient financing for these activities will be available on terms acceptable to us, if at all.

CASH FLOWS

Our unrestricted cash balance decreased from $6.8 million at December 31, 2005 to $3.2 million at December 31, 2006. Operating cash flows remained positive at $21.1 million for the year. We used $22.0 million in investing activities in 2006, of which $45.1 million was spent on business acquisitions, partly offset by our net sale of $35.3 million of short-term investments, such as commercial paper. In 2006, we generated $5.1 million from the issuance of common stock primarily received through our employee stock purchase plan and the exercise of vested stock options, and paid $2.7 million in quarterly dividends under our dividend policy established by the Board of Directors in May 2004.

Cash provided by operations:

For 2006, we generated $21.1 million in positive cash flow from operations. The primary source of our positive operating cash flow in 2006 was our net income of $21.7 million and improved cash collection performance, which led to a reduction in our days sales outstanding (“DSO”) from 60 days at December 31, 2005 to 56 days at December 31, 2006. The improved speed of cash collections was partially due to a shift in mix toward specialty pharmacy services, which tend to have a slightly shorter collection cycle than infusion and local pharmacy services.

For 2005, we generated $13.2 million in positive cash flow from operations. The primary cause of our positive operating cash flow in 2005 was our net income of $20.6 million, partly offset by an increase in our trade accounts receivable, as evidenced by a five-day increase in our DSO from 55 days as of December 31, 2004 to 60 days as of December 31, 2005. This DSO increase was due in part to a higher mix of infusion and local pharmacy business, which tends to have a slightly longer collection cycle, as well as non-recurrent interruptions in our billing processes at our company-owned, high-volume specialty pharmacy distribution centers during the fourth quarter of 2005. In addition, for five of our ten acquisitions in 2005, we did not purchase accounts receivable and therefore had to finance their initial operating cash requirements, resulting in negative initial operating cash flows for those businesses.

For 2004, we generated $19.3 million in positive cash flow from operations. The primary cause of our positive operating cash flow in 2004 was our net income of $16.5 million. Through effective billing and collections efforts and a continued shift in mix toward specialty pharmacy services, we were able to reduce our days sales outstanding from 61 days as of December 31, 2003 to 55 days as of December 31, 2004, helping us maintain strong operating cash flow in a year in which our revenue grew by 16.6%. Our operating cash flow in 2004 also benefited from a net increase in deferred income tax liabilities and our utilization of a large income tax overpayment from the prior year.

Cash used in investing activities:

In 2006, we used $22.0 million in cash in investing activities. We used $45.1 million to complete five business acquisitions, and used $11.7 million for the purchase of equipment and other fixed assets, of which $6.0 million was for revenue-generating medical equipment and the remainder was for infrastructure items. Offsetting these expenditures were $35.3 million generated from the net sale of short-term investments and $500,000 in proceeds from the disposal of two home health agencies.

In 2005, we used $31.5 million in cash in investing activities. We used $57.5 million to complete ten business acquisitions and invest in two joint ventures with hospitals, and used $10.3 million for the purchase of equipment and other fixed assets, of which $3.2 million was for revenue-generating medical equipment and the remainder was for infrastructure items. Offsetting these expenditures was $1.6 million received from the sale of our MBI business and $34.3 million generated from the net sale of short-term investments.

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

Cash used in financing activities:

In 2006, we used $2.8 million in cash in financing activities. We generated $5.1 million from the issuance of stock to participants in our employee stock purchase plan and from employees who exercised vested stock options. This was offset by a $6.6 million temporary increase in restricted cash and by our use of $2.7 million in cash to pay dividends to our shareholders.

In 2005, we generated $6.3 million from financing activities. During 2005, we generated $6.8 million from the issuance of stock to participants in our employee stock purchase plan and from employees who exercised vested stock options. This was offset by our use of $2.4 million to pay dividends to our common stockholders and $200,000 to pay professional fees related to our $86.3 million offering of senior notes in November 2004.

In 2004, we generated $80.4 million from financing activities. In November 2004, we completed an $86.3 million offering of 2.25% convertible senior notes, due 2024. The purpose of the offering was to finance acquisitions, stock repurchases, and working capital and other general corporate needs. We paid $3.0 million in underwriting, legal and other fees related to this offering. These fees will be amortized over a five-year period. During 2004, we generated $3.9 million from the issuance of stock related to our employee stock plans. This was offset by our use of $5.5 million in cash to acquire treasury stock and $1.3 million to pay dividends to our common stockholders. We also used $400,000 for scheduled installments on capital leases and other debt.

RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board published Interpretation 48, Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board published Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of Statement 109, Accounting for Income Taxes. FIN 48 provides guidance on how entities should evaluate and report on uncertain tax positions. This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e. greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements at the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. This interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. This interpretation is effective for fiscal years beginning after December 15, 2006, and we will be required to adopt this interpretation in the first quarter of 2007. Upon adoption, we expect to recognize a decrease of approximately $1.8 million in the liability for previously provided accruals for uncertain tax positions no longer required under the technical guidance of FIN 48, and a corresponding increase in retained earnings. The expected impact may change based on further analysis. Subsequent to the adoption of FIN 48, any additional reserve reductions will be reflected in the provision for income taxes.

Statement of Financial Accounting Standard (SFAS) No. 157: Fair Value Measurements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 5, 2007. We will adopt the guidance contained in SFAS No. 157 at the beginning of our fiscal year ending December 31, 2008. We do not believe that adoption of the SFAS No. 157 will have a material affect on our results of operations or financial condition.

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

Computer software developed costs

Software developed for internal use only

We have developed and are developing various software products and modifications to products designed exclusively for use by us in the operation of our business. This includes modifications and enhancements we have made and continue to make to our customized version of the iEmphsystm software. Such software development projects are accounted for in accordance with Statement of Position 98-1 (SOP 98-1)—Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. We account for software development costs for internal-use software accounting to the following criteria:

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

Variable Interest Entity

Effective March 13, 2006 (the “Effective Date”), we entered into a binding purchase agreement to acquire a home infusion business with operations in New York. The purchase price was $25.0 million, of which $16.5 million was paid in cash on the Effective Date, $7.5 million was paid in unregistered shares of our common stock and $1.0 million is payable pursuant to the terms of a note. Under the terms of the purchase agreement and subsequent amendment signed December 1, 2006, we will receive the acquired interest in the business at the “Closing Date”, which will be the earliest of: (1) two days following the receipt of required consent from the New York Department of Health; (2) forty-five days following final, non-appealable denial of such required consent; (3) as of the date specified by written notice from us to the sellers; or (4) January 1, 2008. The total cost of the acquisition is subject to working capital and earn-out adjustments. The total purchase price has been allocated $22.1 million to goodwill and the remainder to accounts receivable and other working capital items. Upon closing the acquisitions, we anticipate that all of the goodwill will be deductible for tax purposes. Financial Accounting Standards Board Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, addresses the consolidation of business enterprises to which customary conditions of consolidation, such as a majority voting interest, do not apply. As a result of the purchase agreement and related joint coordination agreement, the acquired business is deemed to be a variable interest entity (“VIE”) and we are the primary beneficiary of this VIE as of the Effective Date. Accordingly, we have included the business in our consolidated financial reporting as of the Effective Date. Prior to the closing date, and subsequent to the Effective Date, creditors of the VIE will not have recourse to the assets of our company. Subsequent to the closing date, the acquired business will cease to be a VIE and will become a wholly-owned subsidiary of our company.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk primarily in relation to our cash and short-term investments. As of December 31, 2006, we had no variable-rate debt. We had fixed-rate debt as of that date primarily comprised of $86.3 million offering of 2.25% convertible senior notes, due 2024. The interest rate we may earn on the cash we invest in short-term investments is subject to market fluctuations. We utilize a mix of investment maturities based on our anticipated cash needs and evaluation of existing interest rates and market conditions. As of December 31, 2006, our cash and cash equivalents and short-term investments were as follows:

Balance
(In thousands)

Cash and cash equivalents:
Cash, unrestricted	$3,171
Cash, restricted(1)	7,554

Total cash and cash equivalents	$10,725
Short-term investments(2)	$5,700

Total cash and cash equivalents and short-term investments	$16,425

(1)	The restricted cash was related to our re-issuance of 559,700 shares of stock to the sellers of Trinity Homecare, LLC, which is a business we acquired during 2006. The restriction was subsequently lifted upon our registration of the re-issued shares on January 31, 2007.

(2)	Short-term investments consists of commercial paper and other investments having a maturity of greater than three months at time of acquisition. Short-term investments also consists of municipal variable rate demand notes, preferred stock and similar instruments with maturities greater than ten years, but which contain provisions for the periodic adjustment of interest rate to market, generally each 28 or 35 days.

While we attempt to minimize market risk and maximize return, changes in market conditions may significantly affect the income we earn on our cash and cash equivalents and short-term investments. Based on our actual cash and cash equivalents and short-term investment balances at December 31, 2006, a 100 basis point decline in interest rates would reduce our interest income by $164,000 on an annualized basis.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements immediately follow. The Financial Statement Schedule is included in Part IV, Item 15 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Option Care, Inc.:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that Option Care, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Option Care, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Option Care, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Option Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Option Care, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Option Care, Inc. and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Option Care, Inc.:

We have audited the accompanying consolidated balance sheets of Option Care, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule included in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Option Care, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006 the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Option Care, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 15, 2007

Option Care, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2006	2005
		(Restated-Note 1)

Assets
Current assets:
Cash and cash equivalents, unrestricted	$3,171	$6,816
Cash, restricted	7,554	1,000
Short-term investments	5,700	41,042
Trade accounts receivable, less allowance of $10,736 and $5,997, respectively	122,503	94,285
Inventory	23,096	15,490
Income tax receivable	2,799	1,302
Deferred income tax benefit	3,883	2,856
Prepaid expenses	2,045	1,797
Other current assets	5,577	6,985

Total current assets	176,328	171,573
Equipment and other fixed assets, net	24,398	19,278
Goodwill, net	165,323	112,220
Other intangible assets, net	1,173	1,002
Investment in affiliates	4,496	4,911
Other long-term assets	4,667	4,464

Total assets	$376,385	$313,448

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$43,601	$29,958
Accrued wages and related employee benefits	6,899	5,666
Current portion of long-term debt	23	48
Other current liabilities	8,710	4,077

Total current liabilities	59,233	39,749
Long-term debt, less current portion	86,372	86,306
Deferred income tax liability	9,377	5,969
Minority interest	826	665
Other long-term liabilities	1,214	593

Total liabilities	157,022	133,282

Stockholders’ equity:
Preferred stock, $.01 par value, 30,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 60,000 shares authorized, 34,466 and 32,838 shares issued and outstanding, respectively	345	328
Common stock to be issued, 139 and 134 shares, respectively	1,550	1,311
Additional paid-in capital	148,108	128,157
Retained earnings	69,360	50,370

Total stockholders’ equity	219,363	180,166

Total liabilities and stockholders’ equity	$376,385	$313,448

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years ended December 31,
	2006	2005	2004
		(Restated-Note 1)	(Restated-Note 1)

Revenue:
Specialty pharmacy	$394,901	$290,884	$249,697
Infusion and related healthcare services	255,393	196,893	153,302
Other	9,118	16,801	11,431

Total revenue	659,412	504,578	414,430
Cost of revenue:
Cost of goods	409,931	304,346	251,613
Cost of service	69,897	53,435	43,969

Total cost of revenue	479,828	357,781	295,582

Gross profit	179,584	146,797	118,848
Operating expenses:
Selling, general and administrative expenses	122,371	99,763	81,878
Depreciation and amortization	4,934	3,687	2,810
Provision for doubtful accounts	14,468	9,667	6,615

Total operating expenses	141,773	113,117	91,303

Operating income	37,811	33,680	27,545
Other expense, net:
Interest income	1,364	2,363	323
Interest expense	(2,139)	(1,966)	(252)
Other expense, net	(895)	(248)	(307)

Total other income (expense), net	(1,670)	149	(236)

Income from continuing operations before income taxes	36,141	33,829	27,309
Provision for income taxes	13,573	12,940	10,761

Net income from continuing operations	$22,568	$20,889	$16,548

Discontinued operations:
Loss on discontinued operations, net of income tax benefit of $499 and $165 for 2006 and 2005, respectively	(883)	(271)	—

Net income	$21,685	$20,618	$16,548

Net income per basic share:
Continuing operations	$0.66	$0.64	$0.52
Discontinued operations	0.02	0.01	—

Total	$0.64	$0.63	$0.52

Net income per diluted share:
Continuing operations	$0.64	$0.61	$0.51
Discontinued operations	0.03	0.01	—

Total	$0.61	$0.60	$0.51

Shares used in computing net income per common share:
Basic	33,962	32,590	31,938

Diluted	35,467	34,234	32,631

Cash dividends per share	$0.08	$0.07	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Common	Additional
	Common Stock		Stock to	Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	be Issued	Capital	Earnings	Stock	Equity
				(Restated-Note 1)	(Restated-Note 1)		(Restated-Note 1)

January 1, 2004	31,390	$313	$834	$113,626	$16,872	$(161)	$131,484
Net income	—	—	—	—	16,548	—	16,548
Common stock to be issued, net	—	—	1,085	—	—	—	1,085
Issuance of common stock	921	10	(834)	3,654	—	—	2,830
Cash dividends declared	—	—	—	—	(1,284)	8	(1,276)
Non-cash stock compensation	—	—	—	3,703	—	—	3,703
Permanent differences in realized deferred tax assets from non-cash stock compensation	—	—	—	(790)	—	—	(790)
Income tax benefit from exercise of stock options	—	—	—	1,441	—	—	1,441
Purchase of treasury stock	(603)	—	—	—	—	(5,468)	(5,468)
Retirement of treasury stock	—	(1)	—	(1,102)	—	1,103	—

December 31, 2004	31,708	322	1,085	120,532	32,136	(4,518)	149,557
Net income	—	—	—	—	20,618	—	20,618
Common stock to be issued, net	—	—	1,307	—	—	—	1,307
Issuance of common stock	1,130	9	(1,081)	8,049	—	—	6,977
Cash dividends declared	—	—	—	—	(2,384)	—	(2,384)
Non-cash stock compensation	—	—	—	3,192	—	—	3,192
Permanent differences in realized deferred tax assets from non-cash stock compensation	—	—	—	(1,191)	—	—	(1,191)
Income tax benefit from exercise of stock options	—	—	—	2,090	—	—	2,090
Retirement of treasury stock	—	(3)	—	(4,515)	—	4,518	—

December 31, 2005	32,838	328	1,311	128,157	50,370	—	180,166
Net income	—	—	—	—	21,685	—	21,685
Common stock to be issued, net	—	—	1,550	—	—	—	1,550
Issuance of common stock	1,628	17	(1,311)	17,327	—	—	16,033
Cash dividends declared	—	—	—	—	(2,695)	—	(2,695)
Non-cash stock compensation	—	—	—	1,648	—	—	1,648
Permanent differences in realized deferred tax assets from non-cash stock compensation	—	—	—	(703)	—	—	(703)
Employee stock purchase plan disqualifying dispositions	—	—	—	233	—	—	233
Income tax benefit from exercise of stock options	—	—	—	1,446	—	—	1,446

December 31, 2006	34,466	$345	$1,550	$148,108	$69,360	$—	$219,363

The accompanying notes are an integral part of these consolidated financial statements.

Option Care, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2006	2005	2004
	(Restated Note 1)

Cash flows from operating activities:
Net income	$21,685	$20,618	$16,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,325	6,307	4,774
Provision for doubtful accounts	14,690	9,703	6,615
Non-cash stock compensation	1,648	3,192	3,703
Deferred income taxes	1,882	591	1,932
Income from equity investees	454	(107)	—
Changes in assets and liabilities, net of effects from acquisitions:
Trade accounts and notes receivable	(26,823)	(31,584)	(12,741)
Inventory	(4,953)	(336)	(1,249)
Prepaid expenses and other current assets	(14)	(2,722)	(1,612)
Trade accounts payable	3,354	6,449	1,877
Accrued wages and related benefits	775	1,019	(896)
Income tax payable (receivable), net	(1,115)	(1,593)	2,166
Accrued expenses and other liabilities	1,217	1,693	(1,799)

Net cash provided by operating activities	21,125	13,230	19,318

Cash flows from investing activities:
Purchases of short-term investments	(19,200)	(187,582)	(172,995)
Sales of short-term investments	54,542	221,910	97,625
Payments for acquisitions, net of cash acquired	(45,122)	(54,555)	(4,074)
Investment in joint ventures	(913)	(2,925)	—
Purchases of equipment and other, net	(11,709)	(10,256)	(5,332)
Proceeds from disposals	462	1,642	—
Other assets, net	(25)	253	(91)

Net cash used in investing activities	(21,965)	(31,513)	(84,867)

Cash flows from financing activities:
Net borrowings under 2.25% convertible notes, due 2024	—	—	86,250
Decrease (increase) in restricted cash	(6,554)	50	(1,050)
Increase in financing costs	(167)	(166)	(3,027)
Income tax benefit from exercise of stock options	1,446	2,090	1,441
Payments on capital leases	53	(22)	(85)
Proceeds (payments) of notes payable	(13)	(19)	(346)
Issuance of common stock	5,125	6,784	3,915
Purchase of treasury stock	—	—	(5,460)
Payment of dividends to common stockholders	(2,695)	(2,384)	(1,284)

Net cash provided by (used in) financing activities	(2,805)	6,333	80,354

Net increase (decrease) in cash and cash equivalents	(3,645)	(11,950)	14,805
Cash and cash equivalents, beginning of year	6,816	18,766	3,961

Cash and cash equivalents, end of year	$3,171	$6,816	$18,766

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

As of December 31, 2006, we had a total of 113 locations operating in 33 states. Our 113 locations consisted of 53 pharmacy locations owned and operated by independent franchise owners, two company-owned, high-volume distribution facilities and 58 local healthcare service facilities owned and managed by us.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. We believe that our most significant estimates, and those involving a higher degree of judgment and /or complexity, are (i) revenue recognition and estimation of contractual adjustments, (ii) determination of required allowances for doubtful accounts receivable, (iii) ability to recover the carrying value of our goodwill and other intangible assets, (iv) determination of settlement gains or losses in connection with the acquisition of existing franchise locations (v) ability to recover the carrying value of internally-developed software, (vi) estimation of the amount of rebates, vendor administration fees and other related fees due from vendors and drug manufacturers, and (vii) our identification of variable interest entities and determinations regarding their consolidation.

(d)	Cash and Cash Equivalents

We consider cash and all highly liquid investments with a maturity of three months or less at time of acquisition to be cash equivalents. Of our total cash and cash equivalents of $10.7 million at December 31, 2006, $7.5 million was restricted pending the registration of 559,700 shares of our common stock issued pursuant to our agreement to purchase Trinity Homecare LLC. On January 31, 2007 the shares were registered and the restriction was lifted.

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

Software development costs are amortized over three to five years, based on the anticipated life of the product. For software developed for external sale, monthly amortization begins once the product becomes ready for general release to customers. Amortization expense is calculated based on the greater of (a) the percentage of cumulative revenue recognized to date compared to the total anticipated revenue stream over the life of the product, or (b) the straight-line method. For software developed strictly for internal use, amortization begins once the product becomes usable and is calculated on the straight-line method. For any internally-developed software, we will record additional amortization to reduce the carrying value to the net realizable value if we determine that the carrying value of the software development costs exceeds its net realizable value. We capitalize as software development cost only those costs incurred after technological feasibility has been established, including coding and testing of the software. We also capitalize interest incurred as a result of costs expended during software development to the extent there is an outstanding credit facility balance at the time. The net unamortized value of software development on our balance sheets as of December 31, 2006 and 2005 was $3.2 million and $2.4 million, respectively. In 2006, 2005 and 2004, we recorded amortization expense of $700,000, $800,000 and $600,000, respectively, related to software development costs.

Intangible assets, such as managed care contracts and non-compete agreements, arising from certain of our acquisitions, are being amortized on a straight-line basis over the estimated useful life of each asset, ranging from less than one year to fifteen years. The value assigned to each intangible asset at the time of acquisition is based on an evaluation of the estimated future financial benefit to be realized from that asset. The gross value of our intangible assets other than goodwill as of December 31, 2006 was $3.3 million, less accumulated amortization of $2.1 million. As of December 31, 2005, the gross value of our intangible assets other than goodwill was $2.8 million, less accumulated amortization of $1.8 million.

We incurred financing costs of approximately $3.2 million related to our $86.3 million offering of 2.25% convertible senior notes due 2024, which was completed in November 2004. Due to a put/call feature that would allow the early redemption of these notes by us or the holders as of November 1, 2009, we are amortizing the financing costs over the five-year period ending October 31, 2009.

Long-lived assets and intangibles assets other than goodwill are reviewed for impairment based upon non-discounted future cash flows, and appropriate losses are recognized whenever impairment indicators are present. No such impairment was noted as of December 31, 2006.

We record goodwill from our acquisitions equal to the excess of the total cost of the acquisitions over the fair value of all identified tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets, we test our goodwill at least annually for impairment. Since we operate in one business segment, we test for goodwill impairment on a company-wide basis. Therefore, our method of impairment testing consists of comparing the market value of our company to its book value. We test goodwill for impairment each October 1st, or whenever we identify events or conditions that could potentially result in impairment of our goodwill. In 2006, we recorded the disposal of $387,000 of goodwill related to our discontinued operations. (For further discussion on discontinued operations, see Note 6, Discontinued Operations.)

The following table sets forth information regarding the changes in our gross and net goodwill during 2006 (in thousands):

		Accumulated
	Goodwill	Amortization	Goodwill, Net

December 31, 2005	$116,160	$3,940	$112,220
Acquisitions	53,490	—	53,490
Disposal	(387)	—	(387)

December 31, 2006	$169,263	$3,940	$165,323

(h)	Income Taxes

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

We file a consolidated federal income tax return that includes the substantial majority of our domestic subsidiaries. We have four non-single member limited liability companies and one variable interest entity that each files a separate federal return. We also have one non-domestic subsidiary that files returns in its country of incorporation.

(i)	Common Stock to be Issued

As of December 31, 2006, we had obligations to issue 139,000 shares of common stock valued at $1.55 million. This obligation primarily consists of 135,000 shares valued at $1.51 million issuable to employees who participated in our employee stock purchase plan in 2006. The remainder was related to employee stock option exercises.

As of December 31, 2005, we had obligations to issue approximately 134,000 shares of common stock with a value of $1.3 million. This obligation was for the issuance of shares to employees who participated in our employee stock purchase plan during 2005.

(j)	Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, utilizing the modified retrospective method. Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R)requires all share-based payments to employees, including grants of employee stock options and shares purchased under our employee stock purchase plan, to be recognized in the income statement based on their fair values. We have restated the results for all prior periods to include compensation cost for all share-based payments based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

The following table sets forth the impact to our income before taxes, net income and basic and diluted earnings per common share for the years ended December 31, 2006, 2005 and 2004 of the adoption of SFAS No. 123(R) utilizing the modified retrospective method (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004

Impact on net income for all stock-based compensation:
Stock option grants	(1,672)	(1,846)	(2,301)
Employee stock purchase plan withholdings	(459)	(435)	(339)
Cumulative effect of a change in estimate	483	—	—
Correction of pro-forma disclosure compensation expense	—	(911)	(1,063)

Total impact on income before income taxes	(1,648)	(3,192)	(3,703)
Provision for income taxes	(447)	895	1,036
Correction of pro-forma disclosure income tax benefit	—	187	284

Total impact on net income	$(1,201)	$(2,110)	$(2,383)

Impact on net income per common share:
Basic	$(0.04)	$(0.06)	$(0.07)
Diluted	$(0.03)	$(0.06)	$(0.07)

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, we have reclassified the $2.1 million and $1.4 million excess tax benefits as financing cash inflows on the Consolidated Statement of Cash Flows for the years ended December 31, 2005 and 2004, respectively.

The correction of pro-forma disclosure compensation expense in the above table is due to incorrect timing of recognition of forfeitures.

We amortize the calculated fair value of our outstanding stock options straight-line over the vesting period of the options. The fair value of options granted under Option Care’s stock option plan during 2006, 2005 and 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004

Annual dividend yield per share	$0.08	$0.08	$0.05
Expected volatility	28%	32%	41%
Weighted average risk-free interest rate	5.02%	3.82%	2.87%
Expected grant life (years)	4.6	4.1	4.0
Weighted average per share fair value of options granted	$3.68	$3.94	$3.06

The expected volatility is based on the historical volatility of the trading price of our common stock as of the grant date. We use historical option exercise and termination activity to develop expected termination rates and the expected life of each option grant. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods comparable to the expected grant life. See Note 12, Stock Incentive Plan, for a description of our stock-based compensation plans and a summary of option activity for the years ended December 31, 2006, 2005 and 2004.

The following table sets forth the impact of the adoption of SFAS No. 123(R) utilizing the modified retrospective method and the correction of errors in previously reported pro-forma disclosures of stock-based compensation and adjustments on the Consolidated Balance Sheet as of December 31, 2005 (in thousands):

		Effect of FAS	Effect of other
	As Reported	123(R) Adoption	Adjustments	As Restated

Total current assets	$172,443	$—	$(870)	$171,573
Equipment and other fixed assets, net	18,905	—	373	19,278
Goodwill, net	112,220	—	—	112,220
Other intangible assets, net	3,450	—	(2,448)	1,002
Investment in affiliates	4,911	—	—	4,911
Non-current portion of deferred income tax benefit	230	2,885	(3,115)	0
Other long-term assets	1,519	—	2,945	4,464

Total assets	$313,678	$2,885	$(3,115)	$313,448

Total liabilities	136,397	—	(3,115)	133,282
Common stock and common stock to be issued	1,639	—	—	1,639
Additional paid-in capital	113,686	14,471	—	128,157
Retained earnings	61,956	(11,586)	—	50,370
Total stockholders’ equity	177,281	2,885	—	180,166

Total liabilities and stockholders’ equity	$313,678	$2,885	$—	$313,448

The following table sets forth the impact of the adoption of SFAS No. 123(R) utilizing the modified retrospective method and the correction of errors in previously reported pro-forma disclosures of stock-based compensation and adjustments on the Consolidated Statement of Income for the year ended December 31, 2005 (in thousands, except per share amounts):

		Effect of FAS	Effect of other
	As Reported	123(R) Adoption	Adjustments	As Restated

Total revenue	$506,364	$—	$(1,786)	$504,578
Cost of goods sold	304,407	—	(61)	304,346
Cost of services provided	54,396	145	(1,106)	53,435

Total cost of revenue	358,803	145	(1,167)	357,781
Gross profit	147,561	(145)	(619)	146,797
Selling, general and administrative expenses	97,725	3,047	(1,009)	99,763
Other operating expenses	13,400	—	(46)	13,354

Total operating expenses	111,125	3,047	(1,055)	113,117
Operating income	36,436	(3,192)	436	33,680
Interest income, net	397	—	—	397
Other expense, net	(248)	—	—	(248)

Income before income taxes	36,585	(3,192)	436	33,829
Income tax provision	13,857	(1,082)	165	12,940

Net income	$22,728	$(2,110)	$271	$20,889

Net income per common share:
Basic	$0.70	$(0.06)	$(0.01)	$0.63

Diluted	$0.67	$(0.06)	$(0.01)	$0.60

Shares used in computing net income per share:
Basic	32,590	—	—	32,590
Diluted	34,157	77	—	34,234

The following table sets forth the impact of the adoption of SFAS No. 123(R) utilizing the modified retrospective method and the correction of errors in previously reported pro-forma disclosures of stock-based compensation on the Consolidated Statement of Income for the year ended December 31, 2004 (in thousands, except per share amounts):

		Effect of FAS
	As Reported	123(R) Adoption	As Restated

Total revenue	$414,430	$—	$414,430
Cost of goods sold	251,613	—	251,613
Cost of services provided	43,802	168	43,969

Total cost of revenue	295,415	168	295,582
Gross profit	119,015	(168)	118,848
Selling, general and administrative expenses	78,342	3,535	81,878
Other operating expenses	9,425	—	9,425

Total operating expenses	87,767	3,535	91,303
Operating income	31,248	(3,703)	27,545
Interest income	71	—	71
Other expense, net	(307)	—	(307)

Income before income taxes	31,012	(3,703)	27,309
Income tax provision	12,081	(1,320)	10,761

Net income	$18,931	$(2,383)	$16,548

Net income per common share:
Basic	$0.59	$(0.07)	$0.52

Diluted	$0.58	$(0.07)	$0.51

Shares used in computing net income per share:
Basic	31,938	—	31,938
Diluted	32,738	(107)	32,631

The following table sets forth the impact of the adoption of SFAS No. 123(R) utilizing the modified retrospective method and the correction of errors in previously reported pro-forma disclosures of stock-based compensation and adjustments on the Consolidated Statement of Cash Flows for the year ended December 31, 2005 (in thousands):

		Effect of FAS	Effect of other
	As Reported	123(R) Adoption	Adjustments	As Restated

Cash flows from operating activities:
Net income	$22,728	$(2,110)	$—	$20,618
Adjustments to reconcile net income to cash provided by operating activities:
Non-cash stock compensation expense	—	3,192	—	3,192
Deferred income taxes	1,673	(1,082)	—	591
Income tax benefit from exercise of stock options	2,090	(2,090)	—	—
Other adjustments	(11,644)	—	473	(11,171)

Net cash provided by operating activities	14,847	(2,090)	473	13,230
Net cash used in investing activities	(31,040)	—	(473)	(31,513)
Cash flows from financing activities:
Income tax benefit from exercise of stock options	—	2,090	—	2,090
Other cash flows from financing activities	4,193	—	50	4,243

Net cash provided by financing activities	4,193	2,090	50	6,333
Net decrease in cash and cash equivalents	(12,000)	—	50	(11,950)
Cash and cash equivalents, beginning of period	19,816	—	(1,050)	18,766

Cash and cash equivalents, end of period	$7,816	$—	$(1,000)	$6,816

The following table sets forth the impact of the adoption of SFAS No. 123(R) utilizing the modified retrospective method and the correction of errors in previously reported pro-forma disclosures of stock-based compensation and adjustments on the Consolidated Statement of Cash Flows for the year ended December 31, 2004 (in thousands):

		Effect of FAS	Effect of other
	As Reported	123(R) Adoption	Adjustments	As Restated

Cash flows from operating activities:
Net income	$18,931	$(2,383)	$—	$16,548
Adjustments to reconcile net income to cash provided by operating activities:
Non-cash stock compensation expense	—	3,703	—	3,703
Deferred income taxes	3,252	(1,320)	—	1,932
Income tax benefit from exercise of stock options	1,441	(1,441)	—	—
Other adjustments	(2,865)	—	—	(2,865)

Net cash provided by operating activities	20,759	(1,441)	—	19,318
Net cash used in investing activities	(84,867)	—	—	(84,867)
Cash flows from financing activities:
Income tax benefit from exercise of stock options	—	1,441	—	1,441
Other cash flows from financing activities	79,963	—	(1,050)	79,963

Net cash provided by financing activities	79,963	1,441	(1,050)	80,354
Net increase in cash and cash equivalents	15,855	—	(1,050)	14,805
Cash and cash equivalents, beginning of period	3,961	—	—	3,961

Cash and cash equivalents, end of period	$19,816	$—	$(1,050)	$18,766

The following table sets forth the impact of the adoption of SFAS No. 123(R) utilizing the modified retrospective method and the correction of errors in previously reported pro-forma disclosures of stock-based compensation on the Consolidated Statement of Stockholders’ Equity as of December 31, 2004 (in thousands):

		Effect of FAS
	As Reported	123(R) Adoption	As Restated

Common stock and common stock to be issued	$1,407	$—	$1,407
Additional paid-in capital	108,062	12,470	120,532
Retained earnings	41,612	(9,476)	32,136
Treasury stock	(4,518)	—	(4,518)

Total stockholders’ equity	$146,563	$2,994	$149,557

The following table sets forth the impact of the adoption of SFAS No. 123(R) utilizing the modified retrospective method and the correction of errors in previously reported pro-forma disclosures of stock-based compensation on the Consolidated Statement of Stockholders’ Equity as of January 1, 2004 (in thousands):

		Effect of FAS
	As Reported	123(R) Adoption	As Restated

Common stock and common stock to be issued	$1,147	$—	$1,147
Additional paid-in capital	104,069	9,557	113,626
Retained earnings	23,965	(7,093)	16,872
Treasury stock	(161)	—	(161)

Total stockholders’ equity	$129,020	$2,464	$131,484

(k)	Significant Payors & Concentration of Credit Risk

We generate revenue from managed care contracts and other agreements with commercial third party payors. Our largest managed care contract is with Blue Cross and Blue Shield of Florida. For the years 2006, 2005 and 2004, respectively, approximately 13%, 13%, and 15% of our revenue was related to this contract. As of December 31, 2006 and 2005, approximately 9% of our total accounts receivable was due from Blue Cross and Blue Shield of Florida. Our contract with them is terminable by either party on 90 days’ notice and, unless terminated, automatically renews each September for an additional one-year term. There were no material changes to this contract during 2006.

For the years 2006, 2005 and 2004, respectively, approximately 20%, 17% and 18% of our revenue was reimbursable through governmental programs, such as Medicare and Medicaid. As of December 31, 2006 and 2005, respectively, approximately 19% and 22% of our accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term. We believe that we are in compliance with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the government programs.

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

Vendor rebates are estimated at the beginning of the year and are recorded on a straight-line basis throughout the year, subject to quarterly and/or year-end adjustments based on actual results. That portion of our vendor rebates related to purchases made by our franchisees is recorded as other revenue, since we have no offsetting cost of goods related to those purchases. That portion of rebates related to purchases made by our company-owned pharmacies is recorded as a reduction to cost of goods sold and inventory.

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

Support fees revenue was recognized ratably over the term of the related agreements until the date we sold the business. Revenue from training fees was recognized when services were performed. Due to our sale of MBI’s assets in the quarter ended December 31, 2005, we have not recorded and do not expect to record any software licensing and support revenue in subsequent reporting periods.

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

The reconciliation of net income per common share for the years ended December 31, 2006, 2005 and 2004 is as follows: (in thousands, except per share amounts)

For the Year Ended December 31, 2006	Income	Shares	Per Share

Basic income per share	$21,685	33,962	$0.64
Effect of dilutive securities	—	903	(0.02)
Effect of contingently convertible debt	—	602	(0.01)

Diluted income per share	$21,685	35,467	$0.61

For the Year Ended December 31, 2005	Income	Shares	Per Share

Basic income per share	$20,618	32,590	$0.63
Effect of dilutive securities	—	1,037	(0.02)
Effect of contingently convertible debt	—	607	(0.01)

Diluted income per share	$20,618	34,234	$0.60

For the Year Ended December 31, 2004	Income	Shares	Per Share

Basic income per share	$16,548	31,938	$0.52
Effect of dilutive securities	—	693	(0.01)

Diluted income per share	$16,548	32,631	$0.51

The effect of dilutive securities is primarily from vested and unvested stock options that are in-the-money, as well as from our employee stock purchase plan. Vested and unvested stock options that are anti-dilutive have been excluded from the calculation. The weighted average anti-dilutive outstanding options for the years 2006, 2005 and 2004 were 222,000, 148,000 and 61,000, respectively.

The dilutive effect of contingently convertible debt is based on the incremental shares issuable upon conversion of our $86.3 million of 2.25% convertible senior notes. These notes have a conversion feature based on our common stock reaching a trigger price. Regardless of whether the notes meet all the conditions to become convertible, if the price threshold is reached, we must include the dilutive effect of the convertible notes in our diluted shares numbers, in accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. We have applied the guidance from EITF 04-8 to our calculation of diluted shares and net income per diluted share for the years ended December 31, 2006, 2005 and 2004. At December 31, 2006 and 2005, the weighted average market price of our common stock exceeded the conversion prices in effect as of those dates, which were $11.99 and $11.96, respectively. Our contingently convertible securities accounted for 600,000 dilutive shares as of each of December 31, 2006 and 2005. As of December 31, 2004, the weighted average market price of our common stock did not exceed the conversion price at that time. Therefore, the notes were not dilutive in 2004.

(r)	Comprehensive Income

We have no significant components of comprehensive income other than net income.

(s)	Related Party Transactions

We engage in transactions with a company controlled by the Chairman of our Board of Directors. For the years ended December 31, 2006, 2005 and 2004, we purchased strategic consulting services of $175,000, $175,000 and $176,000, respectively, from a company for which our Chairman serves as president.

We have obtained legal services from firms for which the spouse of our Senior Vice President, Secretary and General Counsel is serving, or has served, as a partner. During 2006, 2005 and 2004, we obtained legal services from such firms totaling $800,000, $1.6 million and $600,000, respectively.

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

We entered into a $1.0 million revolving note agreement with the Columbus, Ohio joint venture on November 1, 2005. The note bears interest at 9.25% and is due and payable on October 31, 2008. The principal balance due under this note was $1.0 million as of December 31, 2006 and $100,000 as of December 31, 2005. The Columbus, Ohio joint venture also owes us $800,000 over and above the $1.0 million note balance, representing additional working capital advances that we have made to them. To address this issue, the promissory note is in the process of being amended to increase the maximum loan balance. These note receivables were included in “Other long term assets” on our Consolidated Balance Sheets as of those dates.

As of December 31, 2006 and 2005, we had additional amounts due from our joint ventures of approximately $200,000, and $1.0 million, respectively. These receivables were included in “Other current assets” on our Consolidated Balance Sheets as of those dates. This balance primarily relates to certain specialty drugs purchased by Option Care on behalf of the joint ventures.

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

In accordance with EITF 04-1, we recorded $1.2 million and $4.6 million of gains related to settlement of pre-existing franchise relationships in connection with our acquisition of franchisees during 2006 and 2005, respectively. These gains, which are included in other revenue, were measured as the present value of the excess of future royalty payments foregone under the terminated franchise agreements over the estimated market value of a new franchise agreement.

(v)	Reclassifications

Certain amounts in the 2004 financial statements were reclassified to conform to the 2005 presentation and certain amounts in the 2004 and 2005 financial statements were reclassified to conform to the 2006 presentation.

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

As of December 31, 2006 and 2005, the carrying value of our interests in the two joint ventures totaled $4.1 million and $4.7 million, respectively, and were included in Investment in affiliates in our Consolidated Balance Sheet as of those dates. We recorded $453,000 in equity losses from these joint ventures during 2006 and $100,000 in equity gains during 2005. These gains and losses were included in “Other expense, net” in our Consolidated Statement of Income for the years ended December 31, 2006 and 2005.

(x)	Operating Leases

We lease facilities for all of our company-owned and managed locations. Many of these leases contain scheduled rent increases throughout the life of the lease. In accordance with SFAS No. 13, Accounting for Leases, rent expense is recognized on a straight-line basis over the life of the lease term. The related accrued liability is included in other long-term liabilities. Any leasehold improvements purchased after lease inception or acquired in a business combination are accounted for in accordance with EITF 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.

(y) Fair Value of Financial Instruments

Our financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and our credit facility. Cash equivalents include investments with maturities of three months or less at the time of acquisition. Short-term investments consist of high credit quality securities including government and non-government debt securities. At December 31, 2006 and 2005, the carrying amounts of items comprising current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments. If we had borrowings, the interest rates under the bank credit facility would be revised periodically to reflect market rate fluctuations.

2.	Segment Information

We report our results of operations from one identifiable segment, containing three service lines: specialty pharmacy services, infusion and related healthcare services, and other. Specialty pharmacy services and infusion and related healthcare services are primarily involved in home delivery of prescription medications and applicable therapy services to patients. Related healthcare services include home health nursing and therapy services, durable medical equipment sales and rentals, respiratory therapy services, and hospice services. Other revenue consists primarily of royalty fees received from our franchises, settlement gains from the settlement of pre-existing franchise relationships with franchisees we acquire, fees associated with the early termination of a franchise from the network, vendor rebates earned from our franchisees’ purchases and revenue from the license and support of software products by our subsidiary, MBI. We sold substantially all of the assets and the underlying business of MBI to a third party during the quarter ended December 31, 2005 (see Note 7, Sale of the MBI Business).

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

The following table sets forth revenue by service line within our one reportable segment (amounts in thousands):

	Years Ended December 31,
	2006		2005		2004
		% of Total		% of Total		% of Total
	Amounts	Revenue	Amounts	Revenue	Amounts	Revenue

Revenue:
Specialty pharmacy	$394,901	59.9%	$290,884	57.7%	$249,697	60.2%
Infusion and related healthcare services	255,393	38.7%	196,893	39.0%	153,302	37.0%
Other	9,118	1.4%	16,801	3.3%	11,431	2.8%

Total revenue	$659,412	100.0%	$504,578	100.0%	$414,430	100.0%

3.	Recently Issued Accounting Pronouncements

Financial Accounting Standards Board Published Interpretation 48, Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board published Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of Statement 109, Accounting for Income Taxes. FIN 48 provides guidance on how entities should evaluate and report on uncertain tax positions. This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e. greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements at the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. This interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. This interpretation is effective for fiscal years beginning after December 15, 2006, and we will be required to adopt this interpretation in the first quarter of 2007. Upon adoption, we expect to recognize a decrease of approximately $1.8 million in the liability for previously provided accruals for uncertain tax positions no longer required under the technical guidance of FIN 48, and a corresponding increase in retained earnings. The expected impact may change based on further analysis. Subsequent to the adoption of FIN 48, any additional reserve reductions will be reflected in the provision for income taxes.

Statement of Financial Accounting Standard (SFAS) No. 157: Fair Value Measurements

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

In order to increase our revenues and net income and expand the geographic coverage of our operations, we completed five acquisitions during 2006, comprising eight separate locations. One of the acquisitions, Phoenix HHA, was discontinued in the third quarter of 2006 (see Note 6, Discontinued Operations). Of the five acquisitions we completed in 2006, one was of an Option Care franchise, while the remaining four were not affiliated with us prior to the acquisition. The results of operations for each of these acquired businesses were consolidated as of the effective date of the agreement. We paid $45.1 million in cash and $12.7 million in stock in 2006 to complete these acquisitions. Of the total amount paid, $53.5 million was allocated to goodwill and $540,000 was allocated to other intangible assets. We expect that approximately $52.2 million of the goodwill recorded from these purchases will be deductible for income tax purposes. Several of the purchase agreements for our 2006 acquisitions may require the payment of additional consideration in subsequent periods based on evaluation of the financial performance of the acquired business against a predetermined target. Typically, the minimum amount to become payable is zero and the maximum amount payable is capped. Per the terms of our 2006 acquisition agreements, we may owe $25 million or more in additional consideration in future periods. All or a portion of any future payments made pursuant to these acquisition agreements will be allocated to goodwill.

Our most significant acquisition during 2006 occurred effective March 13, 2006 (the “Effective Date”), at which time we entered into a binding purchase agreement to acquire a home infusion business with operations in New York. The purchase price was $25.0 million, of which $16.5 million was paid in cash on the Effective Date, $7.5 million was paid in unregistered shares of our common stock and $1.0 million is payable pursuant to the terms of a note. Under the terms of the purchase agreement and subsequent amendment signed December 1, 2006, we will receive the acquired interest in the business at the “Closing Date”, which will be the earliest of: (1) two days following the receipt of required consent from the New York Department of Health; (2) forty-five days following final, non-appealable denial of such required consent; (3) as of the date specified by written notice from us to the sellers; or (4) January 1, 2008. The total cost of the acquisition is subject to working capital and earn-out adjustments. The total purchase price has been allocated $22.1 million to goodwill and the remainder to accounts receivable and other working capital items. We anticipate that all of the goodwill will be deductible for tax purposes.

Financial Accounting Standards Board Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, addresses the consolidation of business enterprises to which customary conditions of consolidation, such as a majority voting interest, do not apply. As a result of the purchase agreement and related joint coordination agreement, the acquired business is deemed to be a variable interest entity (“VIE”) and we are the primary beneficiary of this VIE as of the Effective Date. Accordingly, we have included the business in our consolidated financial reporting as of the Effective Date. Prior to the closing date, and subsequent to the Effective Date, creditors of the VIE will not have recourse to the assets of our company. Subsequent to the closing date, the acquired business will cease to be a VIE and will become a wholly-owned subsidiary of our company. As of December 31, 2006, the closing date had not yet been reached for this acquisition.

During 2005, we completed ten acquisitions comprising fourteen separate locations. Five of the acquisitions were of existing Option Care franchises, while the remaining five were not affiliated with us before the acquisition. The results of operations for each of these acquired businesses were consolidated as of the effective date of the agreement. We paid $54.6 million in cash and $1.5 million in stock in 2005 to complete these acquisitions. Of the total cash paid, $48.4 million was allocated to goodwill and $1.0 million was allocated to other intangible assets. We expect that approximately $40.3 million of the goodwill recorded from these purchases will be deductible for income tax purposes. Several of the purchase agreements for our 2005 acquisitions contain terms for the payment of additional consideration in subsequent periods based on the financial performance of the acquired businesses against predetermined targets. Typically, the minimum amount to become payable is zero and the maximum amount payable is capped.

During 2004, we completed five acquisitions.  One of the acquisitions was an existing Option Care franchisee, while the remaining four were not affiliated with us prior to being acquired. We paid $4.1 million in cash in 2004 to complete these acquisitions, of which $2.0 million was allocated to goodwill and $100,000 was allocated to other intangible assets. The full $2.0 million of goodwill is expected to be deductible for income tax purposes. During 2004, we recorded two adjustments related to our 2003 acquisition of Infusion Specialties, Inc., a specialty pharmacy business located in Houston, Texas. Both adjustments resulted in a reduction of goodwill. First, we reversed an accrual of $1.2 million for additional contingent consideration that was not paid because the contingency related to this accrual was not resolved in the required time period. Second, we amended our purchase accounting to record a net operating loss carry-forward of $400,000 that we were able to fully utilize.

The following table sets forth the allocation of purchase price, in aggregate, for acquisitions we completed during 2006, 2005 and 2004. The allocations include additional consideration paid each year on prior year acquisitions and adjustments to the tentative allocation of purchase price for prior year acquisitions. For certain of our 2006 acquisitions, the allocation of purchase price is tentative and subject to adjustment based on working capital guarantees and other terms contained in the agreement (amounts in thousands):

	2006	2005	2004

Purchase Price:
Paid in cash at closing, net of cash acquired	$45,122	$54,555	$4,074
Paid in shares of our common stock	12,690	1,500	—
Earn-out payable	3,034	662	(1,028)
Liabilities assumed	11,690	2,054	1

Total purchase price	$72,536	$59,071	$3,047

Allocation of Purchase Price:
Goodwill	$53,490	$48,367	$381
Accounts receivable	14,572	5,954	1,581
Inventory	2,653	2,151	420
Other tangible assets	1,281	1,586	526
Other intangible assets	540	1,013	139

Total purchase price	$72,536	$59,071	$3,047

5.	Investments in Joint Ventures

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

We own a 50% voting and financial interest in both of these joint ventures and account for our investments in them in accordance with APB Opinion No. 18. As of December 31, 2006, the carrying value of our interests in the two joint ventures totaled $4.1 million and is recorded in Investment in affiliates in our Consolidated Balance Sheet as of that date. Based on the equity method of accounting, we recorded a loss of $300,000 from these joint ventures in 2006 and recorded a gain of $100,000 in 2005 included within Other expense, net on our Consolidated Statements of Income. Concurrent with the formation of each joint venture, we entered into management agreements with the joint ventures to provide ongoing support and management of the day-to-day operations of the businesses.

Effective September 22, 2005, we entered into a joint venture through a wholly-owned subsidiary with Solaris Holdings Ltd. to operate a services company incorporated in New Delhi, India. In 2005, we made an initial investment of $225,000 in cash in exchange for a 30% interest in the joint venture. In 2006, we invested additional cash of $270,000. Concurrent with the formation of this joint venture, we entered into a master services agreement whereby the joint venture will provide to us certain services, including support for billing, accounts receivable review and claims auditing, for a term of three years. As of December 31, 2006, the carrying value of our interest in this joint venture was equal to approximately $350,000 and is recorded in

Investment in affiliates in our Consolidated Balance Sheet as of that date. We recorded a loss of approximately $150,000 on this investment in 2006 and recorded a negligible loss in 2005. These losses are included within Other expense, net on our Consolidated Statements of Income.

6.	Discontinued Operations

On August 1, 2006, we completed the sale of our home health agency in Portland, Oregon for $500,000. We recorded a pre-tax gain of $242,000 on this sale. In addition, during the quarter ended September 30, 2006 we ceased operations of our home health agency in Phoenix, Arizona and recorded a pre-tax loss of $291,000 on this disposal. The results of operations of these home health agencies, including any gains or losses on sale or disposal, are reported as discontinued operations, net of tax, in our condensed consolidated statements of income.

The following table sets forth operating results from discontinued operations for the years ended December 31, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2006	2005

Total revenue	$4,454	$1,786

Loss from discontinued operations before income taxes	(1,725)	(436)
Income tax provision	(499)	(165)

Net loss from discontinued operations	$(883)	$(271)

7.	Sale of the MBI Business

On October 28, 2005, we consummated an asset purchase agreement with Definitive Homecare Solutions, Ltd (the Buyer), the largest software provider in the home infusion industry, to sell substantially all of the assets and the underlying business of our wholly-owned subsidiary, MBI, for a total consideration of $1.7 million. Under the terms of the agreement, we transferred, among other things, the rights and associated patents, trademarks and copyrights for all MBI software, including iEmphsystm, Home IV Manager, and MBI HomeCare; the rights to all MBI customer contracts and related accounts receivable; all goodwill associated with MBI’s business; and certain computer hardware used in the development and ongoing support of the MBI software. In addition, the agreement provided for a 90 day transition period, whereby we provided at our cost uninterrupted support services to MBI customers, continued development and implementation of the latest version of the iEmphsystm software, and use of the former MBI office space for those former MBI employees that the Buyer has chosen to hire. Subsequent to this transition period, we intend to sublet all or a portion of the former MBI office space and redeploy certain remaining assets and employees of the former MBI business to other projects throughout our company. Per agreement, we have retained the rights to our internally developed version of the iEmphsystm software, which we will continue to use and develop for our own purposes, as needed, as well as rights to continue using MBI’s older DOS-based software.

We recorded a $200,000 gain on sale of assets in connection with the sale of the MBI business in Other Revenue in our Consolidated Statement of Income for the year ended December 31, 2005.

8.	Equipment and Other Fixed Assets

Equipment and other fixed assets consist of the following at December 31 (in thousands):

	2006	2005

Equipment	$35,165	$26,620
Capitalized computer software	4,194	2,758
Leasehold improvements	3,969	2,632

Equipment and other fixed assets	43,328	32,010
Less accumulated depreciation and amortization	18,930	12,732

Equipment and other fixed assets, net	$24,398	$19,278

We have recorded depreciation expense in our cost of goods, cost of service and operating expenses, depending on the nature of the underlying fixed assets. The depreciation expense included in cost of goods sold was related to revenue-generating assets, such as durable medical equipment and infusion pumps that are rented to patients and, for 2005 and 2004, the depreciation of the iEmphsystm software developed internally and marketed by our former subsidiary, MBI (see Note 7, Sale of the MBI Business). The depreciation expense included in cost of service consists of depreciation of our fleet of delivery vehicles. The depreciation expense in operating expenses was related to infrastructure items, such as furniture, computer and office equipment and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of goods, cost of service and operating expenses for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Depreciation expense in cost of goods	$3,061	$2,408	$1,823
Depreciation expense in cost of service	279	202	141
Depreciation expense in operating expenses	3,954	2,704	1,962

Total	$7,294	$5,314	$3,926

In 2005 and 2004, respectively, we recorded $200,000 and $500,000 of depreciation expense within our cost of goods sold for iEmphsystm, the browser-based pharmacy management software developed and marketed by our subsidiary, MBI. Initial development of the externally marketed version of iEmphsystm was completed during 2003. The MBI business and its related assets, including this version of the iEmphsystm software, was sold during the fourth quarter of 2005 (see Note 7, Sale of the MBI Business).

9.	Other Intangible Assets

As of December 31 of each year presented, other intangible assets consist of the following (in thousands):

	2006	2005

Non-compete agreements	$2,909	$2,399
Others	390	359

Other intangible assets	3,299	2,758
Less accumulated amortization	2,126	1,756

Other intangible assets, net	$1,173	$1,002

For the years ended December 31, 2006, 2005 and 2004, our amortization expense for intangible assets was approximately $370,000, $348,000, and $495,000, respectively. The weighted average remaining contractual life of our other intangible assets as of December 31, 2006 was 8.2 years. The estimated aggregate amortization expense for our intangible assets for each of the next five years is estimated as follows (in thousands):

Amortization
Year Ending December 31,	Expense

2007	247
2008	165
2009	121
2010	112
2011	97

Total	$742

10.	Long-Term Debt

Our long-term debt consists principally of $86.3 million of 2.25% convertible senior notes, due 2024. On November 2, 2004, we completed the offering of $75 million of these notes through a private placement to qualified institutional buyers. The initial purchasers were granted the option to purchase up to an additional $11.25 million principal amount of notes and exercised this option in full on November 9, 2004. We filed a Registration Statement on Form S-3 on January 24, 2005, as subsequently amended, to register the notes under the Securities Act of 1933.

The notes are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 55.5278 shares per $1,000 principal amount of notes (which represents an initial conversion price of $18.01 per share), in certain circumstances. Pursuant to the terms of the notes, the conversion rate and conversion price were subsequently adjusted to 83.5929 and $11.96 per share, respectively, as a result of our 3-for-2 common stock split on March 31, 2005 and $0.02 per share dividends paid in each of the last three quarters of 2005 and each quarter in 2006. Holders may convert their notes into cash and, if applicable, shares of our common stock prior to the stated maturity only under the following circumstances: (1) during any calendar quarter after the calendar quarter ended December 31, 2004, if the closing sale price of our common stock for each of 20 or more consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period (the “note measurement period”) in which the average trading price per $1,000 principal amount of notes was equal to or less than 97% of the average conversion value of the notes during the note measurement period; (3) upon the occurrence of specified corporate transactions; or (4) if we have called the notes for redemption. In general, upon conversion, the holder of each note will receive the conversion value of the note payable in cash, up to the principal amount of the note, and common stock for the note’s conversion value in excess of such principal amount (plus an additional cash payout in lieu of fractional shares). If the notes are surrendered for conversion in connection with certain fundamental changes that occur before November 1, 2009, holders will in certain circumstances also receive a make-whole premium in addition to the cash and shares to which holders are otherwise entitled to receive upon conversion. The convertible senior notes will mature on November 1, 2024 and will not be redeemable by us prior to November 1, 2009. Holders of the convertible notes may require us to repurchase all or a portion of the convertible notes for cash on November 1, 2009, November 1, 2014 and November 1, 2019. Interest will be paid at 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year to the holders of record at the close of business on the preceding April 15 and October 15, respectively. The notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. None of the required conditions for potential conversion of the notes by the holders occurred during 2006. Had any of the conditions for conversion been met as of December 31, 2006, 2005 or 2004, the number of shares issuable as of those dates would have been 911,000, 813,000 and zero, respectively. Per listing requirements of the Nasdaq Stock Market LLC, the maximum number of shares of our common stock we may issue related to conversion of the notes is 6,420,594 shares. The holders of the notes possess no shareholder rights, such as dividend or voting rights, unless and until they convert their notes into cash and shares of our common stock.

On May 5, 2006, we signed a five-year, $35 million revolving Credit Agreement with LaSalle Bank National Association (the “Agreement”). The initial revolving loan commitment under the Agreement is $35 million. Provided there is no event of default, we have the option to increase the revolving loan commitment to a maximum of $100 million during the first two years of the Agreement. We will pay interest on borrowings at rates ranging from prime plus zero or LIBOR plus 1.00% to a maximum of prime plus 0.25% or LIBOR plus 1.75% based on our debt to EBITDA ratio for the applicable period. We will also pay a non-use fee ranging from 0.15% to 0.225% of the unused portion of the revolving loan commitment. The interest rates and non-use fee rates payable are based on our Total Debt to EBITDA Ratio, as defined in the agreement, for the applicable period. We must maintain compliance with various financial and other covenants throughout the life of the Agreement. Borrowings under the Agreement are collateralized by substantially all our assets. We may use up to $2.5 million of our available credit to secure Letters of Credit, as needed, payable applicable fees while the Letters of Credit are in place. We incurred fees of approximately $167,000 related to negotiating this Agreement. We had no borrowings under the Agreement during 2006 and were in compliance with all covenants.

Long-term debt consists of the following at December 31 (in thousands):

	2006	2005

2.25% convertible senior notes, due 2024	$86,250	$86,250
Note payable with maturity 2009 at interest rate of 8.5%	44	56
Capital lease obligations	101	48

	86,395	86,354
Less current portion	23	48

Long-term debt	$86,372	$86,306

From time to time, we lease infusion pumps and other medical equipment under long-term lease agreements that are classified as capital leases and have original terms ranging from 36 to 84 months. We either enter these leases directly or assume them through business acquisitions. The net book value of the medical equipment under capital leases as of December 31, 2006 and 2005 was $169,000 and $69,000, respectively.

We recorded interest expense of approximately $2.1 in 2006 and $2.0 million in 2005. In each of 2006 and 2005, our interest expense was primarily related to our 2.25% convertible senior notes.

Maturities of long-term obligations are (in thousands):

Year Ending December 31, 2006

2007	$23
2008	91
2009	29
2010	2
2011	—
2012 and beyond	86,250

$86,395

11.	Provision for Income Taxes

The income tax provision consisted of the following (in thousands):

	Current	Deferred	Total

2006:
Federal	$9,545	$2,303	$11,848
State	1,627	98	1,725

	$11,172	$2,401	$13,573

2005:
Federal	$11,066	$739	$11,805
State	1,272	(137)	1,135

	$12,184	$602	$12,940

2004:
Federal	$7,518	$1,669	$9,187
State	1,311	263	1,574

	$8,829	$1,932	$10,761

A reconciliation between the income tax expense recognized in Option Care’s Consolidated Statements of Income and the income tax expense computed by applying the U.S. federal corporate income tax rate of 35% for each of 2005, 2004 and 2003, respectively, to income before income taxes follows (in thousands):

	2006	2005	2004

Computed “expected” tax expense	$12,649	$11,840	$9,558
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	1,121	738	1,023
Other, net	(197)	362	180

Total provision	$13,573	$12,940	$10,761

Deferred income tax assets and liabilities at December 31, 2006 and 2005 include (in thousands):

	2006		2005
	Current	Noncurrent	Current	Noncurrent

Deferred tax assets:
Allowance for doubtful accounts	$4,007	$—	$2,377	$—
Accrued expenses	22	—	6	—
Accrued wages and benefits	217	—	115	—
Insurance claims payable	170	—	233	—
Accrued legal reserve	70	—	86	—
Deferred financing costs	—	405	—	220
Stock-based compensation	—	2,810	—	2,885
Other, net	56	—	39	10

Total deferred tax assets	4,542	3,215	2,856	3,115
Deferred tax liabilities:
Intangible assets	—	(10,371)	—	(7,032)
Tax over book depreciation	—	(991)	—	(1,106)
Internally developed software	—	(1,230)	—	(946)
Joint venture cash to accrual adjustment	(659)	—	—	—

Total deferred tax liabilities	(659)	(12,592)	—	(9,084)

Net deferred income tax asset (liability)	$3,883	$(9,377)	$2,856	$(5,969)

Our deferred tax assets and liabilities were valued based on the estimated tax rates in effect when the assets and liabilities are expected to reverse. We believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

12.	Stock Incentive Plan

Option Care’s Amended and Restated Stock Incentive Plan (1997) (the “Incentive Plan”) was originally adopted by the Board and approved by the stockholders on September 11, 1991. The Incentive Plan was amended on each of February 21, 1997, May 12, 2000, June 4, 2002 and April 12, 2004 by shareholder vote. The Incentive Plan, as amended, provides for the award of cash, stock, and stock unit bonuses, and the grant of stock options and stock appreciation rights (“SARs”), to officers and employees of Option Care and its subsidiaries and other persons who provide services to us on a regular basis. The stockholders and our Board of Directors have reserved 5,625,000 shares for the granting of options under the Incentive Plan, of which approximately 900,000 were still available to be granted as of December 31, 2006. All options granted under the Incentive Plan must be exercised within ten years after their grant dates and the majority vest over a four-year period. All grants to non-Board Members must be approved by the Compensation Committee of our Board of Directors. As of December 31, 2006, no cash, stock, or stock unit bonuses had been granted pursuant to the Incentive Plan.

Our Incentive Plan calls for grants to members of our Board of Directors. Upon joining our Board of Directors, new board members automatically receive 45,000 non-qualified stock options, exercisable immediately. Eligible non-employee board members also receive 15,000 non-qualified stock options at the beginning of each year they serve on the Board. Such options become vested and exercisable one year after their grant date. All options granted to Board members are priced based on the closing price of our common stock on the date of grant.

The fair value of each option award is estimated at time of grant using the Black-Scholes pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical stock price fluctuations for our common stock during the year immediately preceding the grant date. The expected term, dividend rate and forfeiture rate are based on our historic experience and practices. The risk-free rate is based on 5-year U.S. Treasury bill rates in effect at the time of grant.

	2006	2005	2004

Expected volatility	26% to 29%	30% to 40%	40% to 45%
Weighted-average volatility	28%	32%	41%
Expected dividends	0.7%	0.6%	0.7%
Expected term (in years)	4.5 to 4.7	4.0 to 4.6	4.0
Risk-free rate	4.6% to 5.3%	3.5% to 4.1%	2.3% to 3.1%

The following schedule details the changes in options granted under the Incentive Plan for the three years ending December 31, 2006 (shares in thousands):

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
Options	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	3,196	$7.43	3,933	$6.79	4,494	$6.06
Options granted	844	$12.07	424	$13.24	731	$8.97
Exercised	(550)	$6.20	(841)	$6.60	(723)	$4.09
Forfeited or expired	(368)	$9.40	(320)	$9.41	(569)	$7.29

Outstanding at year-end	3,122	$8.67	3,196	$7.43	3,933	$6.79

Options exercisable at year-end or expected to vest	2,627	$8.06

Options exercisable at year-end	1,909	$6.94	1,932	$6.29	1,947	$5.99

We received cash from options exercised under our Incentive Plan for the years ended December 31, 2006, 2005 and 2004 equal to $3.4 million, $5.6 million and $3.0 million, respectively. The actual tax benefits realized for the tax deductions from option exercise of the share-based payment arrangements totaled $1.4 million, $2.1 million and $1.4 million, respectively, for the years ended December 31, 2006, 2005 and 2004.

The following table summarizes information about options outstanding at December 31, 2006 (amounts in thousands, except contractual life and exercise price):

	Options Outstanding
	Number	Weighted-Avg.		Aggregate
	Outstanding	Remaining	Weighted-Avg.	Intrinsic Value
Range of Exercise Prices	at 12/31/06	Contractual Life	Exercise Price	at 12/31/06

$0.40 to $3.80	494	3.3 years	$2.56	$5,769
$5.23 to $6.87	457	5.4 years	$6.21	3,672
$7.73 to $9.15	1,018	5.4 years	$8.70	5,650
$10.06 to $11.33	574	6.5 years	$11.05	1,836
$12.08 to $13.99	579	7.8 years	$13.39	498

$0.40 to $13.99	3,122	5.7 years	$8.67	$17,425

The following table summarizes information about options vested and exercisable at December 31, 2006 (amounts in thousands, except contractual life and exercise price):

	Options Exercisable
	Number	Weighted-Avg.		Aggregate
	Exercisable	Remaining	Weighted-Avg.	Intrinsic Value
Range of Exercise Prices	at 12/31/06	Contractual Life	Exercise Price	at 12/31/06

$0.40 to $3.80	494	3.3 years	$2.56	$5,769
$5.23 to $6.87	374	5.2 years	$6.36	2,951
$7.73 to $9.15	908	5.1 years	$8.72	5,020
$10.06 to $11.33	34	7.7 years	$10.23	139
$12.08 to $13.99	99	8.2 years	$13.50	75

$0.40 to $13.99	1,909	4.9 years	$6.94	$13,954

The following table summarizes information about options vested and exercisable or nonvested that are expected to vest (nonvested outstanding less expected forfeitures) at December 31, 2006 (amounts in thousands, except contractual life and exercise price):

	Options Exercisable or Expected to Vest
	Number	Weighted-Avg.		Aggregate
	Outstanding	Remaining	Weighted-Avg.	Intrinsic Value
Range of Exercise Prices	at 12/31/06	Contractual Life	Exercise Price	at 12/31/06

$0.40 to $3.80	494	3.3 years	$2.56	$5,769
$5.23 to $6.87	451	5.4 years	$6.21	3,628
$7.73 to $9.15	990	5.3 years	$8.70	5,494
$10.06 to $11.33	308	6.6 years	$10.99	1,003
$12.08 to $13.99	384	7.9 years	$13.32	356

$0.40 to $13.99	2,627	5.5 years	$8.06	$16,250

The weighed average grant date fair value per share of options granted during the years 2006, 2005 and 2004 was $3.68, $3.94 and $3.06, respectively (see Note 1(j), Stock-Based Compensation, for a description of the assumptions used in calculating the fair value of options granted during those years). The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $3.7 million, $5.5 million and $3.7 million, respectively.

As of December 31, 2006, there was $3.3 million of total unrecognized compensation cost related to stock options under our Incentive Plan. This cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of options that vested during the years 2006, 2005 and 2004 was $2.0 million, $3.1 million and $3.2 million, respectively.

13.	Employee Benefit Programs

(a)  401(k) Plan

We have a defined contribution plan under which we may make matching contributions based on employee elective deferrals. The match, if any, is determined at the discretion of our Board of Directors, and is set annually prior to the start of each plan year. The plan is intended to qualify as a deferred profit sharing plan under Section 401(k) of the Internal Revenue Code of 1986. Contributions are invested at the direction of the employee into one or more funds. All full-time, part-time, per visit and per diem employees who have attained the age of 21 with ninety days’ continuous service are eligible for participation in the plan. The amount of expense recognized in 2006, 2005 and 2004 related to this plan totaled $1.4 million, $1.1 million, and $700,000, respectively. In each of these years, we elected to match 100% of the first 3% contributed by each employee, and have determined to do so again in 2007.

(b)  Employee Stock Purchase Plan

Our 2001 Employee Stock Purchase Plan (the “ESPP”), permits eligible employees the opportunity to acquire shares of our common stock at a discount from fair market value. The ESPP was structured to qualify under Section 423 of the Internal Revenue Code and was approved by a vote of our stockholders. Employees may withhold up to 15% of eligible wages through payroll deductions, subject to a maximum annual withholding of $21,250. There are two distinct offering periods. Eligible employees may enroll as of either January 1 or July 1 of each plan year, but not in both. The two offering periods both end on December 31. Employees can elect to stop withholding at any time, but may not restart withholding until the beginning of the next plan year. Accumulated withholdings will not be refunded under any circumstances except in the case of termination of employment prior to the end of the offering period, at which time accumulated withholdings will be refunded to the former employee in full. Employees who enroll July 1 may not change their withholding percentage during their offering period. Employees who enroll as of January 1 may elect to increase or decrease their withholding percentage as of July 1.

Under the ESPP, shares are purchased once per year, and are typically issued by February 1 of the following year. The purchase price is equal to a 15% discount off the lower of the fair market value at the beginning or the end of the offering periods, as listed on the Nasdaq National Market. The maximum number of shares to be purchased per employee is equal to $25,000 in fair market value of our common stock, calculated as of the beginning of the offering period. For the 2006 plan year, approximately 135,000 shares were issued in February 2007 to participating employees, while for the 2005 plan year, approximately 133,000 shares were issued to participating employees. The total number of shares of common stock reserved for issuance under the ESPP is 2,000,000. Including the shares subsequently issued for the 2006 plan year, we have issued a cumulative total of 746,000 shares leaving 1,254,000 shares available for future issuance. Under the terms of our ESPP, any dividends declared by our Board of Directors and payable to active participants in the ESPP will be reinvested in additional shares of our common stock, purchased at the then-current market price.

We account for stock-based compensation based on application of SFAS No. 123(R), Share-Based Payment, We adopted SFAS No. 123(R) effective January 1, 2006 using the modified retrospective method. Accordingly, we have recorded compensation expense of $459,000, $435,000, and $339,000 for the years 2006, 2005, and 2004 related to our ESPP.

(c)  Deferred Compensation Plan

In 2004 and prior years, we offered a Deferred Compensation Plan (DCP) to certain of our executive employees. The DCP had been established for employees who met the following criteria: classified as Area Vice President or higher and met the IRS definition of highly compensated. The DCP allowed such employees to contribute up to 25% of base salary and 100% of bonuses into the plan. Enrollment was annual. Participating employees could stop their contribution to the plan at any time during the plan year, but could not re-start contributing or change their percentage contribution until the next plan year. Each employee’s return on contributed dollars was based on their selection from a menu of mutual funds. If an employee retired or meet the retirement criteria, such employee could have their account balance distributed in annuity installments. Upon separation of employment other than through retirement, we distributed the participant’s DCP account balance, less all applicable federal and state income taxes. Employees who met the eligibility requirements for participation in the DCP had their 401(k) contributions capped at 3% of eligible wages.

In December 2004, we terminated the plan and completed a distribution to the remaining participants. We likewise liquidated the company-owned life insurance for its cash surrender value.

Prior to the termination of the DCP, employee contributions were approximately $20,000 in 2004. The performance of the company-owned life insurance approximately equaled the performance of the participant’s phantom investments in the DCP during the period. Therefore, minimal compensation expense was recorded in 2004 related to the DCP. The fund allocation of our actual investment in company-owned life insurance was designed to closely mirror the fund allocation of the participants’ phantom investments.

14.	Commitments and Contingencies

We have entered into agreements with drug manufacturers that require us to purchase a minimum quantity of certain specialty pharmaceuticals during the years 2007 and 2008. Our minimum purchase commitments are expressed in units. The approximate dollar value of our minimum purchase obligations for 2007 and 2008 is $13.9 million and $11.0 million, respectively. Our 2008 purchase commitment is subject to price changes for the underlying drugs and could increase if the cost exceeds the minimum allowed per the terms of the applicable agreement.

As of December 31, 2005, we were obligated to purchase $6.5 million of certain drugs in 2006, plus amounts for 2007 and 2008 that have been superseded by the commitments detailed above. During 2006, we met our minimum drug purchase requirements. In 2004, we entered into agreements committing us to purchase $11.5 million of certain drugs during 2005. We satisfied this minimum purchase commitment as well.

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

We lease office space and other equipment under leases that are classified as operating leases. Operating lease expense was $10.8 million, $8.2 million and $7.2 million for the years 2006, 2005 and 2004, respectively. The future minimum lease payments for our facility and other operating leases with initial or non-cancelable lease terms in excess of one year are as follows (in thousands):

Year Ending December 31,	Facility Leases	Other Leases	Total

2007	$7,429	$154	$7,583
2008	6,142	70	6,212
2009	4,764	50	4,814
2010	3,969	24	3,993
2011	3,390	6	3,396
2012 and beyond	2,313	—	2,313

	$28,007	$304	$28,311

15.	Supplemental Cash Flow Information

	2006	2005	2004
	(In thousands)

Interest paid	$2,007	$1,962	$20
Income taxes paid	10,441	9,980	5,407

16.	Quarterly Financial Information (Unaudited)

The following table presents certain quarterly statement of income data for the years ended December 31, 2006 and 2005. The quarterly statement of income data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2006				2005
	Q4(1)	Q3	Q2(2)	Q1	Q4(3)	Q3(4)	Q2	Q1(5)
	(In thousands, except per share amounts)

Revenue	$194,224	$152,889	$157,308	$154,991	$142,439	$121,893	$119,491	$120,755
Gross profit	48,423	44,460	45,903	40,796	42,163	36,495	34,918	33,220
Income from continuing operations before income taxes	11,042	8,543	8,838	7,719	10,517	8,049	7,807	7,456
Net income from continuing operations	6,733	5,206	5,452	5,177	6,502	4,912	4,803	4,672
Loss on discontinued operations, net of income taxes	10	(256)	(251)	(386)	(271)	—	—	—
Net income	6,744	4,950	5,201	4,790	6,231	4,912	4,803	4,672
Basic income from continuing operations per share	0.20	0.15	0.16	0.16	0.19	0.15	0.15	0.15
Diluted income from continuing operations per share	$0.19	$0.15	$0.15	$0.15	$0.19	$0.14	$0.14	$0.14
Basic income per share	0.20	0.14	0.15	0.14	0.18	0.15	0.15	0.15
Diluted income per share	$0.19	$0.14	$0.15	$0.14	$0.18	$0.14	$0.14	$0.14

(1)	The Q4 2006 revenue, gross profit and net income include franchise settlement gains totaling $310.

(2)	The Q2 2006 revenue, gross profit and net income include franchise settlement gains totaling $1,427.

(3)	The Q4 2005 revenue, gross profit and net income include a franchise settlement gain of $3,264.

(4)	The Q3 2005 revenue, gross profit and net income include a franchise settlement gain of $506.

(5)	The Q1 2005 revenue, gross profit and net income include a franchise settlement gain of $791.

Our results of operations are partially affected by seasonal factors. One of the specialty pharmaceuticals that we distribute, Synagis®, is a preventive drug used to protect high-risk pediatric patients against respiratory syncytial virus (RSV). Treatments typical consist of monthly Synagis® injections during the RSV season, which lasts from approximately October through April. Our quarterly revenue from sales of Synagis® in 2006 and 2005 was as follows (amounts in thousands):

	2006				2005
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Synagis® revenue	$25,676	$1,780	$8,327	$27,102	$15,905	$862	$4,492	$15,536
Percent of total revenue	13.2%	1.2%	5.3%	17.5%	11.2%	0.7%	3.8%	12.9%

Option Care, Inc. and Subsidiaries
Schedule II Valuation and Qualifying Accounts
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

Allowance for Doubtful Accounts:

	Balance	(A) Charged to		Balance
Year Ended	Beginning of Period	Expense	(B) Deductions	End of Period

December 31, 2006	$5,997	$14,690	$(9,951)	$10,736
December 31, 2005	6,879	9,703	(10,585)	5,997
December 31, 2004	8,502	6,615	(8,238)	6,879

Allowance for Uncollectible Notes Receivable—Current and Long Term:

	Balance			Balance
Year Ended	Beginning of Period	Charged To Expense	(B) (C) Deductions	End of Period

December 31, 2006	$—	$—	$—	$—
December 31, 2005	165	—	(165)	—
December 31, 2004	—	—	165	165

(A)	For the year ended December 31, 2006, $222,000 of the $14,690,000 provision for doubtful accounts was related to discontinued operations. For the year ended December 31, 2005, $36,000 of the $9,703,000 provision for doubtful accounts was related to discontinued operations. The provision for doubtful accounts for our discontinued operations in included within the caption Loss on discontinued operations, net of income tax benefit in our Consolidated Statements of Income for the applicable years.

(B)	Represents accounts written off in current year, less collections on prior years’ write-offs.

(C)	For the year ended December 31, 2004, the negative Deductions of $165 in the Allowance for Uncollectible Notes Receivable was related to a note receivable signed in 2004. The note was reserved at 100% of its value and no revenue or bad debt expense was recorded related to this note during 2004. This note was subsequently collected in full during 2005 and $165 of revenue was recorded in connection with this note during 2005.

Option Care, Inc. and Subsidiaries

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the fiscal years 2006 and 2005.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2006. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2006. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that we maintained effective internal control over financial reporting as of December 31, 2006.

Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. This report appears in Item 8 of this Annual Report on Form 10-K under the heading, “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Changes in internal controls over financial reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to “Information Concerning Officers and Directors and Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders to be filed with the Commission by April 30, 2007.

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

The Company had determined that Kenneth S. Abramowitz, member of the Audit Committee of the Board of Directors, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and that Mr. Abramowitz is “independent” as the term is used in Item 407(a)(1) of Regulation S-K.

Item 11.	EXECUTIVE COMPENSATION

Incorporated by reference to “Compensation Discussion and Analysis” in our definitive Proxy Statement to be filed with the Commission by April 30, 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our definitive Proxy Statement to be filed with the Commission by April 30, 2007.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under the Company’s equity compensation plans as of December 31, 2006. (Share amounts in thousands.):

	Number of Securities		Number of Securities
	to be Issued upon	Weighted-Average	Remaining Available
	Exercise of Outstanding	Price of Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders(1)	3,256	$8.77	2,122
Equity compensation plans not approved by security holders	—	—	—

Total	3,256	$8.77	2,122

(1)	Includes the Amended and Restated Stock Incentive Plan (1997) and the 2001 Employee Stock Purchase Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to Certain Relationships and Related Transactions in our definitive Proxy Statement to be filed with the Commission by April 30, 2007.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to Principal Accountant Fees and Services in our definitive Proxy Statement to be filed with the Commission by April 30, 2007.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	The Consolidated Financial Statements of Option Care and its subsidiaries and our independent registered public accounting firm’s reports thereon are included on pages 45 through 70 of this Annual Report on Form 10-K:

(2) Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts	84

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
Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rajat Rai Rajat Rai	President, Chief Executive Officer and Director	March 16, 2007

/s/ Paul Mastrapa Paul Mastrapa	Senior Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 16, 2007

/s/ Kenneth S. Abramowitz Kenneth S. Abramowitz	Director	March 16, 2007

/s/ Edward A. Blechschmidt Edward A. Blechschmidt	Director	March 16, 2007

/s/ Leo Henikoff Leo Henikoff	Director	March 16, 2007

/s/ John N. Kapoor John N. Kapoor	Chairman of the Board	March 16, 2007

/s/ Jerome F. Sheldon Jerome F. Sheldon	Director	March 16, 2007

EXHIBIT INDEX

Exhibit
Number

3.1	Certificate of Incorporation of the Registrant, together with Certificate of Amendment thereto filed February 18, 1992. Filed as Exhibit 3(a) to our Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant filed March 25, 1992. Filed as Exhibit 3(c) to our Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
3.3	Certificate of Amendment to Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on June 18, 2002. Filed as Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 and incorporated by reference herein.
3.4	Restated By-laws of the Registrant dated June 1, 1994. Filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ending December 31, 1994 and incorporated by reference herein.
4.1	Indenture Agreement by and among Option Care, Inc. and LaSalle Bank National Association, including the Form of our 2.25% Convertible Senior Notes due 2024. Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on November 11, 2004 and incorporated by reference herein.
4.2	Registration Rights Agreement dated as of November 2, 2004 by and among Option Care, UBS Securities LLC and Piper Jaffray & Co. Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on November 11, 2004 and incorporated by reference herein.
10.1	Option Care, Inc. 401(k) Profit Sharing Plan. Filed as Exhibit 10(b) to our Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
10.2	Amendment to the 1992 401(k) Profit Sharing Plan of the Registrant dated January 1, 1996. Filed as Exhibit 10.3(a) to our Annual Report on Form 10-K for the year ending December 31, 1997 and incorporated by reference herein.
10.3	Form of Franchise Agreement. Filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ending December 31, 1996 and incorporated by reference herein.
10.4	Consulting Agreement between the Registrant and EJ Financial Enterprises, Inc. Filed as Exhibit 10(o) to our Registration Statement (No. 33-45836) dated April 15, 1992 and incorporated by reference herein.
10.5	Amendment No. 1 to the Consulting Agreement between EJ Financial Enterprises, Inc. and Option Care, Inc., dated October 1, 1999. Filed as Exhibit 10.30 to our Annual Report for the year ended December 31, 1999 and incorporated by reference herein.
10.6	2001 Employee Stock Purchase Plan. Filed as Exhibit A to our definitive proxy statement for the 2000 Annual Shareholders Meeting and incorporated by reference herein.*
10.7	Participation Agreement between Health Options, Inc. and Option Care, Inc. effective as of June 1, 1997. 2001. Filed as Exhibit 10.26 to Amendment No. 1 to our Annual Report on Form 10-K/A filed September 10, 2001 and incorporated by reference herein.
10.8	Prescription Drug Agreement among Blue Cross and Blue Shield of Florida, Inc., Health Options, Inc. and Option Care, Inc. dated March 8, 2000. Filed as Exhibit 10.27 to Amendment No. 1 to our Annual Report on Form 10-K/A filed September 10, 2001 and incorporated by reference herein.
10.9	Amendment to Participation Agreement between Health Options, Inc. and Option Care, Inc. dated as of April 1, 2001. Filed as Exhibit 10.28 to Amendment No. 1 to our Annual Report on Form 10-K/A filed September 10, 2001 and incorporated by reference herein.**
10.10	Deferred Compensation Plan for certain Executives, effective as of January 1, 2001. Filed as Exhibit 10.29 to Amendment No. 1 to our Annual Report on Form 10-K/A filed September 10, 2001 and incorporated by reference herein.**
10.11	Injectible Drugs Agreement, effective as of September 5, 2001 between Health Options, Inc. and Option Med, Inc. Filed as Exhibit 10.1 to our Form 8-K/A filed on October 10, 2001 and incorporated herein by reference.
10.12	Employment Agreement between Richard M. Smith and Option Care, Inc. dated May 7, 2003. Filed as exhibit 10.34 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein.*

Exhibit
Number

10.13	Chief Executive Officer Employment Agreement between Option Care, Inc. and Rajat Rai, effective May 11, 2004. Filed as Exhibit 10.39 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference herein.*
10.14	Executive Severance Agreement between Option Care, Inc. and Paul Mastrapa. Filed as Exhibit 10.40 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference herein.*
10.15	Executive Severance Agreement between Option Care, Inc. and Joseph P. Bonaccorsi. Filed as Exhibit 10.40 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference herein.*
10.16	Amended and Restated Stock Incentive Plan (1997). Filed as Appendix A to our definitive proxy statement for the 2004 Annual Shareholders Meeting and incorporated by reference herein.*
10.17	Credit Agreement, dated May 5, 2006, by and among Option Care, Inc. and certain subsidiaries of Option Care, Inc. party thereto, as Borrowers, the Lending Institutions party thereto, as Lenders, LaSalle Bank National Association, as Administrative and Collateral Agent and Arranger. Filed as Exhibit 10.43 to Option Care’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2006 and incorporated by reference herein.
10.18	Guaranty and Collateral Agreement, dated May 5, 2006, by and among Option Care, Inc. and certain subsidiaries of Option Care, Inc. party thereto, as Grantors, and LaSalle Bank National Association, as Administrative Agent. Filed as Exhibit 10.44 to Option Care’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2006 and incorporated by reference herein.
10.19	Specialty Pharmacy Agreement, dated June 15, 2006, by and among Option Care, Inc., Blue Cross and Blue Shield of Michigan and Blue Care Network of Michigan. Filed as Exhibit 10.45 to Option Care’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2006 and incorporated by reference herein.**
12.1	Consolidated Statement regarding Computation of Ratios of Earnings to Fixed Charges.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of President and Chief Executive Officer and of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Exchange Act.

*	Management contracts and compensatory plans and arrangements.

**	Portions of this Exhibit are subject to a Confidential Treatment Request pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, filed with the SEC on September 10, 2001 and amended October 10, 2001.