Form 10-Q
period 2007-03-31
OPTION CARE INC/DE
filed 2007-05-10
CIK 884064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-19878
OPTION CARE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3791193 (IRS Employer Identification No.)

485 Half Day Road, Suite 300 Buffalo Grove, Illinois (Address of principal executive offices)	60089 (Zip Code)
(847) 465-2100
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Issued and Outstanding
Class	as of May 1, 2007
Common Stock — $0.01 par value	34,507,500

OPTION CARE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Option Care, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents, unrestricted	$7,542	$3,171
Cash, restricted	—	7,554
Short-term investments	9,500	5,700
Trade accounts receivable, net	130,611	122,503
Inventory	19,880	23,096
Deferred income tax benefit	5,621	3,883
Other current assets	10,161	10,421

Total current assets	183,315	176,328
Equipment and other fixed assets, net	25,722	24,398
Goodwill, net	195,963	165,323
Other assets, net	10,315	10,336

Total assets	$415,315	$376,385

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$42,999	$43,601
Accrued wages and related employee benefits	6,892	6,899
Deferred purchase price liability	30,988	2,892
Current portion of long-term debt	13	23
Other current liabilities	7,065	5,818

Total current liabilities	87,957	59,233
Long-term debt, less current portion	86,351	86,372
Deferred income tax liability	10,211	9,377
Other liabilities	1,302	1,214
Minority interest	851	826

Total liabilities	186,672	157,022
Stockholders’ equity:
Common stock, $.01 par value per share, 60,000 shares authorized, 34,495 and 34,466 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	345	345
Common stock to be issued, 176 and 139 shares at March 31, 2007 and December 31, 2006, respectively	2,014	1,550
Additional paid-in capital	149,127	148,108
Retained earnings	77,157	69,360

Total stockholders’ equity	228,643	219,363

Total liabilities and stockholders’ equity	$415,315	$376,385

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2007	2006
Revenue:		(Revised-Note 8)
Home infusion and related healthcare services	$64,439	$57,116
Specialty infusion pharmacy services	83,085	53,211
Specialty distribution pharmacy services	63,581	42,588
Other	1,836	2,076

Total revenue	212,941	154,991
Cost of revenue:
Cost of goods sold	144,403	98,167
Cost of services provided	18,987	16,028

Total cost of revenue	163,390	114,195

Gross profit	49,551	40,796
Selling, general and administrative expenses	32,287	28,417
Provision for doubtful accounts	4,389	3,462
Depreciation and amortization	1,266	1,144

Total operating expenses	37,942	33,023
Operating income	11,609	7,773
Interest income (expense), net	(234)	8
Other expense, net	(146)	(62)

Income before income taxes	11,229	7,719
Income tax provision	4,484	2,542

Net income from continuing operations	$6,745	$5,177
Discontinued operations:
Income (loss) on discontinued operations, net of income taxes	21	(387)

Net income	$6,766	$4,790

Net income per basic share:
Continuing operations	$0.20	$0.16
Discontinued operations	—	(0.01)

Total	$0.20	$0.15
Net income per diluted share:
Continuing operations	$0.19	$0.15
Discontinued operations	—	(0.01)

Total	$0.19	$0.14
Shares used in computing net income per share:
Basic	34,640	33,163
Diluted	36,155	35,091
Cash dividends per share	$0.02	$0.02

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$6,766	$4,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,166	1,879
Provision for doubtful accounts	4,428	3,542
Income (loss) from equity investees	119	(33)
Non-cash stock compensation expense	578	89
Deferred income taxes	(904)	(154)
Changes in assets and liabilities:
Accounts and notes receivable	(12,350)	(11,453)
Inventory	3,144	(1,358)
Accounts payable	(588)	(8)
Income taxes payable	4,328	2,012
Change in other assets and liabilities	(1,718)	2,543

Net cash provided by operating activities	5,969	1,849
Cash flows from investing activities:
Purchases of short-term investments	(4,000)	(4,000)
Sales of short-term investments	200	30,792
Purchases of equipment and other, net	(3,236)	(3,416)
Payments for acquisitions, net of cash acquired	(2,299)	(21,246)

Net cash provided by (used in) investing activities	(9,335)	2,130
Cash flows from financing activities:
Income tax benefit from exercise of stock options	52	282
Decrease in restricted cash	7,554	1,000
Payments on capital leases and other debt	(29)	(12)
Proceeds from issuance of stock	853	1,207
Payments of dividends to common stockholders	(693)	(661)

Net cash provided by financing activities	7,737	1,816

Net increase in cash and cash equivalents	4,371	5,795
Cash and cash equivalents, beginning of period	3,171	6,816

Cash and cash equivalents, end of period	$7,542	$12,611

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Option Care’s Annual Report on Form 10-K for the year ended December 31, 2006.
2. Long-Term Debt
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
The notes are convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate, subject to adjustment, of 55.5278 shares per $1,000 principal amount of notes (which represents an initial conversion price of $18.01 per share), in certain circumstances. Pursuant to the terms of the notes, the conversion rate and conversion price were subsequently adjusted to 83.6351 and $11.96 per share, respectively, as a result of our 3-for-2 common stock split on March 31, 2005 and $0.02 per share dividends paid in each of the last three quarters of 2005 and each quarter thereafter. Holders may convert their notes into cash and, if applicable, shares of our common stock prior to the stated maturity only under the following circumstances: (1) during any calendar quarter after the calendar quarter ended December 31, 2004, if the closing sale price of our common stock for each of 20 or more consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period (the “note measurement period”) in which the average trading price per $1,000 principal amount of notes was equal to or less than 97% of the average conversion value of the notes during the note measurement period; (3) upon the occurrence of specified corporate transactions; or (4) if we have called the notes for redemption. In general, upon conversion, the holder of each note will receive the conversion value of the note payable in cash, up to the principal amount of the note, and common stock for the note’s conversion value in excess of such principal amount (plus an additional cash payout in lieu of fractional shares). If the notes are surrendered for conversion in connection with certain fundamental changes that occur before November 1, 2009, holders will in certain circumstances also receive a make-whole premium in addition to the cash and shares to which holders are otherwise entitled to receive upon conversion. The convertible senior notes will mature on November 1, 2024 and will not be redeemable by us prior to November 1, 2009. Holders of the convertible notes may require us to repurchase all or a portion of the convertible notes for cash on November 1, 2009, November 1, 2014 and November 1, 2019. Interest will be paid at 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year to the holders of record at the close of business on the preceding April 15 and October 15, respectively. The notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. None of the required conditions for potential conversion of the notes by the holders occurred during the first quarter of 2007. The holders of the notes possess no stockholder rights, such as dividend or voting rights, unless and until they convert their notes into cash and shares of our common stock.
In May 2006, we signed a five-year, $35 million revolving Credit Agreement with LaSalle Bank National Association (the “Agreement”). The initial revolving loan commitment under the Agreement is $35 million. Provided there is no event of default, we have the option to increase the revolving loan commitment to a maximum of $100 million during the first two years of the Agreement. We will pay interest on borrowings at rates ranging from prime plus zero or LIBOR plus 1.00% to a maximum of prime plus 0.25% or LIBOR plus 1.75% based on our total debt to EBITDA ratio for the applicable period. We will also pay a non-use fee ranging from 0.15% to 0.225% of the unused portion of the revolving loan commitment. The interest rates and non-use fee rates payable are based on our total debt to EBITDA Ratio, as defined in the Agreement, for the applicable period. We must maintain compliance with various financial and other covenants throughout the life of the Agreement. Borrowings under the Agreement are collateralized by substantially all our assets. We may use up to $2.5 million of our available credit to secure letters of credit, as needed. We incurred fees of approximately $167,000 related to negotiating this Agreement. We have not borrowed under the Agreement from inception through March 31, 2007 and we are in full compliance with all covenants.
3. Earnings Per Share Data
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share amounts):

	Three months ended March 31,
	2007	2006
		(Restated)
Basic:
Net income from continuing operations	$6,745	$5,177
Net income (loss) from discontinued operations	21	(387)

Net income	$6,766	$4,790

Average shares outstanding	34,640	33,163
Basic earnings from continuing operations per share	$0.20	$0.16
Basic income (loss) from discontinued operations per share	—	(0.01)

Basic earnings per share	$0.20	$0.15

Diluted:
Net income from continuing operations	$6,745	$5,177
Net income (loss) from discontinued operations	21	(387)

Net income	$6,766	$4,790

Average shares outstanding	34,640	33,163
Net effect of dilutive stock options — based on the treasury stock method	784	1,034
Net effect of dilutive contingently convertible debt (1)	731	894

Total diluted shares	36,155	35,091

Diluted earnings from continuing operations per share	$0.19	$0.15
Diluted loss from discontinued operations per share	—	(0.01)

Diluted earnings per share	$0.19	$0.14

(1)	Weighted average shares issuable upon conversion of all $86.3 million of our 2.25% convertible senior notes due 2024.
4. Operating Segments
We report our results of operations from one identifiable segment, with four service lines: home infusion and related healthcare services, specialty infusion pharmacy services, specialty distribution pharmacy services, and other.
Home infusion and related healthcare services primarily involve the intravenous administration of medications treating a wide range of acute and chronic health conditions such as infections, nutritional deficiencies and cancer. These services offer health plans a proven, reliable and cost effective alternative to intravenous administration of medications within a hospital setting or physician office. These services are primarily provided in the patient’s home, but may also be provided at one of the Company’s ambulatory treatment centers and involve intensive clinical coordination between our pharmacy and nursing staff, the patient, the prescribing physician, and payor case managers. All of our company-owned home infusion pharmacies provide infusion pharmacy services. Several of our company-owned pharmacies also provide home health nursing services, respiratory therapy services and home medical equipment sales and rentals. We also have one location that provides home hospice services.
Specialty pharmacy services, which include specialty infusion pharmacy services and specialty distribution pharmacy services, involve the distribution of high cost pharmaceuticals, as well as related support services, to treat a wide range of chronic health conditions. These services provide patients with a comprehensive program to effectively manage their illness, provide payors with a cost effective solution to manage fast growing and very expensive therapies, and provide drug manufacturers with improved drug utilization and patient compliance. We are the leading integrated provider of nationwide delivery of specialty distribution pharmacy services and locally delivered specialty infusion pharmacy services. Our operations provide the necessary national and local capabilities to manage the entire spectrum of “low-touch” to “high touch” specialty pharmacy medications including orals, injectables, and infused products. We purchase specialty pharmaceuticals from manufacturers and wholesale distributors, fill prescriptions provided by physicians, and label, package and deliver the pharmaceuticals to patients’ homes or physicians’ offices, either ourselves or through contract couriers. These pharmaceuticals may require refrigeration during shipping as well as special handling to prevent potency degradation.
Specialty infusion pharmacy services are those specialty pharmaceuticals that are delivered through our local pharmacies. These therapies may require administration to the patient at the patient’s home or at one of our ambulatory infusion centers. Patients receiving treatment are often provided special counseling and education regarding their condition and treatment program as well as on-going compliance support.
Specialty distribution pharmacy services are designed to provide cost effective pharmaceutical distribution and support services for the management of high cost injectible and oral therapies treating many chronic health conditions. The Company’s specialty distribution pharmacy facilities provide a centralized source for patient intake, customer service, pharmaceutical management and distribution, and compliance and reimbursement support. The operations are designed to maximize throughput through the effective utilization of automation, call center technology, and a dedicated information technology platform customized for the operating requirements of the specialty marketplace.
Other revenue primarily consists of royalties and other fees generated from our franchised pharmacy network.
5. Significant Customers and Concentration of Credit Risk
We generate the majority of our revenue from managed care contracts and other agreements with commercial third party payors by our provision of health care services to their members. We have multiple managed care contracts with Blue Cross and Blue Shield of Florida and Blue Cross and Blue Shield of Michigan, to whose members we provide infusion pharmacy services and specialty pharmacy services. The most significant Blue Cross and Blue Shield of Florida contract is for specialty distribution pharmacy services and is terminable by either party on 90 days notice. Unless terminated, this contract automatically renews each September for an additional one-year term. We signed and fully implemented a specialty distribution pharmacy services contract with Blue Cross and Blue Shield of Michigan (“BCBSM”) and Blue Care Network (“BCN”), during 2006, to be the exclusive supplier of specialty pharmacy drugs and services to their members. The Agreement shall remain in force for an initial term ending September 30, 2009, with an automatic one year renewal unless written notice of termination is given by BCBSM or BCN. We also generate revenue from government healthcare programs such as Medicare and Medicaid.
The following table sets forth information regarding revenue and accounts receivable related to our most significant payors as of the dates and for the periods presented:

	Revenue		Accounts Receivable
	Three months ended March 31,		March 31,	December 31,
	2007	2006	2007	2006
Blue Cross and Blue Shield of Florida	11%	13%	10%	9%
Blue Cross and Blue Shield of Michigan	10%	—	3%	4%
Medicaid	17%	12%	10%	10%
Medicare	8%	8%	9%	9%
All other payors (1)	54%	67%	68%	68%

Total	100%	100%	100%	100%

(1)	No other payor represents 10% or more of revenue or accounts receivable as of the dates and for the periods presented.
_________

6. Seasonal Revenue Trends
Synagis®, one of the specialty pharmaceuticals that we provide to patients, is seasonal. Synagis® is a drug used for the prevention of respiratory syncytial virus (RSV) in high-risk pediatric patients. RSV infection is a seasonal condition, with the season generally lasting from October through April.
Option Care’s quarterly Synagis® revenue for the year 2006 and the first quarter of 2007 was as follows (in thousands):

	Synagis®	% of Total
	revenue	Revenue (1)
Quarter ended March 31, 2006	$27,102	17.5%
Quarter ended June 30, 2006	8,327	5.3%
Quarter ended September 30, 2006	1,780	1.2%
Quarter ended December 31, 2006	25,676	13.2%

Fiscal year 2006	$62,885	9.5%

Quarter ended March 31, 2007	$40,180	18.9%
(1)	Percent of total revenue is calculated based on total revenue from continuing operations.
_________
7. Acquisitions
During the three months ended March 31, 2007 we made no new acquisitions and paid $2.3 million of deferred purchase price obligations.
8. Discontinued Operations
On February 28, 2007, we completed the sale of a non-strategic Durable Medical Equipment (DME) business in Burlington, New Jersey for its approximate book value resulting in a gain on the sale of approximately $21,000. On August 1, 2006, we completed the sale of our home health agency in Portland, Oregon for $500,000. We recorded a pre-tax gain of $242,000 on this sale. In addition, during the quarter ended September 30, 2006 we ceased operations of our home health agency in Phoenix, Arizona and recorded a pre-tax loss of $291,000 on this disposal. The results of operations of these businesses, including any gains or losses on sale or disposal, are reported as discontinued operations, net of tax, in our condensed consolidated statements of income.
The following table sets forth operating results from all discontinued operations for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006
Total revenue	$403	$2,104

Gain (loss) from discontinued operations before income taxes	35	(577)
Income tax provision	14	(190)

Net gain (loss) from discontinued operations	$21	$(387)

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

The following table sets forth our franchise-related revenue for the periods indicated (in thousands):

	Three months ended
	March 31,
	2007	2006
Franchise-related revenue:
Royalties	$1,250	$1,450
Vendor rebates and administration fees	131	249
Franchise termination and settlement fees	300	—

Total franchise-related revenue	$1,681	$1,699

10. Stock-based Compensation
We adopted SFAS No. 123(R), Share-Based Payment, utilizing the modified retrospective method, as of January 1, 2006. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and shares purchased under our employee stock purchase plan, to be recognized in the income statement based on their fair values.
11. Income Taxes
In June 2006, the Financial Accounting Standards Board published Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of Statement 109, Accounting for Income Taxes. FIN 48 provides guidance on how entities should evaluate and report on uncertain tax positions. This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e. greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements at the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. This interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. This interpretation is effective for fiscal years beginning after December 15, 2006.
We adopted the guidance contained in FIN 48 effective January 1, 2007. Upon adoption, we recognized a decrease of approximately $1.8 million in the liability for previously recorded uncertain tax positions no longer required under the technical guidance of FIN 48 and a corresponding $1.8 million increase to beginning retained earnings. This reversal included approximately $60,000 of accrued interest expense related to the uncertain tax position. Our policy is to reflect penalties and interest related to taxes within “Selling, general and administrative expenses” and “Interest income (expense), net”, respectively, in our consolidated statements of income.
As of March 31, 2007, our total amount of unrecognized tax benefits was $600,000, of which approximately $540,000 would affect our effective tax rate, if recognized. We do not anticipate a significant decrease or increase in our unrecognized tax benefits within the next twelve months. During the quarter ended March 31, 2007, we recorded $9,000 in interest expense and no penalties related to uncertain tax positions. Our condensed consolidated balance sheet as of March 31, 2007 contains a total of $33,000 in accrued interest related to uncertain tax positions within “Other current liabilities.”
Our consolidated income tax returns remain subject to examination by the Internal Revenue Service for the years 2003 through current. This is also the case for the majority of states in which we file income tax returns.
12. Quarterly Dividends
In May 2004, our Board of Directors authorized the adoption of a quarterly dividend policy. Each quarter, our Board of Directors will determine the dividend amount per share, if any. During each of the fiscal quarters beginning with the quarter ended June 30, 2004 through the quarter ended March 31, 2005, our board declared a dividend of $0.0133 per share. During each of the fiscal quarters beginning with the quarter ended June 30, 2005 our Board declared a $0.02 per share dividend. The $0.02 per share dividend in the quarter ended March 31, 2007 was paid March 19, 2007 to stockholders of record as of March 5, 2007.
13. Comprehensive Income
Net income was our only component of comprehensive income for the quarters ended March 31, 2007 and 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures and the anticipated or potential effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us, or on our behalf. These risks and uncertainties include, but are not limited to, uncertainties affecting our businesses and our franchisees relating to acquisitions and divestitures (including integration issues and continuing obligations with respect to completed transactions), sales and renewals of franchises, government and regulatory policies (including federal, state and local efforts to reform the delivery of and payment for healthcare services), general economic conditions (including economic conditions affecting the healthcare industry in particular), the pricing and availability of equipment and services, technological developments and changes in the competitive environment in which we operate. For a more comprehensive description of risks applicable to our business, see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date of the Annual Report or to reflect the occurrence of unanticipated events.
OVERVIEW
We provide infusion therapy, specialty pharmacy services and other ancillary healthcare services through a national network of company-owned and franchised locations. We contract home infusion pharmacy and related services with managed care organizations, third party payors, hospitals, physicians and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other non-hospital settings. Many of our locations also provide other ancillary healthcare services such as nursing, respiratory therapy and durable medical equipment. We contract specialty infusion and specialty distribution pharmacy services with managed care organizations and physicians to become their specialty pharmacy, dispensing and delivering specialty pharmaceuticals, assisting with clinical compliance information and providing pharmacy consulting services. Our services are provided through our national network of 58 company-owned and managed locations, our 48 franchise-owned pharmacies and our two company-owned, high-volume specialty pharmacy distribution facilities.
We have four service lines: home infusion and related healthcare services, specialty infusion pharmacy services, specialty distribution pharmacy services, and other. Home infusion and related healthcare services primarily involve the intravenous administration of medications treating a wide range of acute and chronic health conditions such as infections, nutritional deficiencies and cancer. These services are primarily provided in the patient’s home, but may also be provided at one of our ambulatory treatment centers and involve intensive clinical coordination between our pharmacy and nursing staff, the patient, the prescribing physician, and payor case managers. Specialty infusion pharmacy services primarily involve the local distribution and administration of high cost specialty pharmaceuticals that are typically infused. Home infusion and specialty infusion pharmaceuticals treat a wide range of acute and chronic health conditions through our national network of 58 company owned pharmacies. Specialty distribution pharmacy services involve the national distribution of high cost specialty pharmaceuticals, typically injectibles, through our 2 high volume pharmacies. Both specialty services treat a wide range of chronic health conditions and the associated pharmaceuticals may require special handling including refrigeration during shipping to prevent potency degradation. Other revenue primarily consists of royalties and other fees generated from our franchised pharmacy network.

SUMMARIZED INFORMATION ABOUT REVENUE AND GROSS PROFIT
Summarized information about revenues and gross profit from continuing operations for each of our service lines is provided in the following table (amounts in thousands):

					Three months ended March 31, 2006
	Three months ended March 31, 2007				(Revised)
		% of	Gross	Gross		% of	Gross	Gross
	Revenue	Total	Profit	Profit %	Revenue	Total	Profit	Profit %
Home infusion and related healthcare services	$64,439	30.3%	$28,385	44.0%	$57,116	36.9%	$25,539	44.7%
Specialty infusion pharmacy services	83,085	39.0%	15,005	18.1%	53,211	34.3%	9,682	18.2%
Specialty distribution pharmacy services	63,581	29.9%	4,326	6.8%	42,588	27.5%	3,498	8.2%
Other	1,836	0.8%	1,835	100.0%	2,076	1.3%	2,077	100.0%

Total	$212,941	100.0%	$49,551	23.3%	$154,991	100.0%	$40,796	26.3%

We derive most of our revenue from contracts with third party payors, such as managed care organizations, insurance companies, self-insured employers and Medicare and Medicaid programs. We have significant managed care contracts with Blue Cross Blue Shield of Florida (“BCBSF”) and Blue Cross Blue Shield of Michigan (“BCBSM”) for the provision of specialty pharmacy services and infusion pharmacy services to their members. For the three months ended March 31, 2007 approximately 11% and 10% of our revenue was generated from our BCBSF and BCBSM contracts, respectively. In the prior year quarter, we generated approximately 13% and 0% of our revenue, respectively, from the BCBSF and BCBSM contracts.
As of March 31, 2007, approximately 10% and 3% of our accounts receivable was due from BCBSF and BCBSM, respectively. As of December 31, 2006, approximately 8% and 4% of our accounts receivable was due from BCBSF and BCBSM, respectively. No other single managed care payor represents more than 10% of our revenue.
We also provide services that are reimbursable through government healthcare programs such as Medicare and state Medicaid programs. For the three months ended March 31, 2007 and 2006, respectively, approximately 24% and 19% of our revenue was generated from government healthcare programs. As of March 31, 2007 and December 31, 2006, respectively, 19% and 19% of our total accounts receivable was due from these government healthcare programs.

RESULTS OF OPERATIONS
The following table shows the results of our operations for the three months ended March 31, 2007 and 2006, expressed in amounts and percentages of revenue (in thousands):

			Three months Ended
	Three Months Ended		March 31, 2006
	March 31, 2007		(Restated)
		% of
	Amount	Revenue	Amount	% of Revenue
Revenue:
Home infusion and related healthcare services	$64,439	30.3%	$57,116	36.9%
Specialty infusion pharmacy services	83,085	39.0%	53,211	34.3%
Specialty distribution pharmacy services	63,581	29.9%	42,588	27.5%
Other	1,836	0.8%	2,076	1.3%

Total revenue	212,941	100.0%	154,991	100.0%
Cost of revenue:
Cost of goods sold	144,403	67.8%	98,167	63.3%
Cost of services provided	18,987	8.9%	16,028	10.4%

Total cost of revenue	163,390	76.7%	114,195	73.7%

Gross profit	49,551	23.3%	40,796	26.3%
Selling, general and administrative expenses	32,287	15.2%	28,417	18.3%
Provision for doubtful accounts	4,389	2.1%	3,462	2.2%
Depreciation and amortization	1,266	0.6%	1,144	0.8%

Total operating expenses	37,942	17.9%	33,023	21.3%
Operating income	11,609	5.5%	7,773	5.0%
Interest income (expense), net	(234)	(0.1)%	8	—
Other expense, net	(146)	(0.1)%	(62)	—

Income from continuing operations before income taxes	11,229	5.3%	7,719	5.0%
Income tax provision	4,484	2.1%	2,542	1.7%

Net income from continuing operations	$6,745	3.2%	$5,177	3.3%

Discontinued operations:
Gain (loss) on discontinued operations, net of income taxes	21	0.0%	(387)	(0.2)%

Net income	$6,766	3.2%	$4,790	3.1%

Three Months Ended March 31, 2007 and 2006
In the quarter ended March 31, 2007, our revenue from continuing operations was $212.9 million, representing an increase of $58.0 million, or 37.4%, over the corresponding quarter in 2006. Revenues increased due to a combination of internal growth, significant new contracts, and acquisitions. In dollars, our gross profit increased by 21.5% to $49.6 million in the current year quarter. Our overall gross profit margin declined due to a shift in mix of business between our service lines and a decline in other revenue. As a result of our increased revenues, net income from continuing operations per diluted share increased to $0.19 for the quarter ended March 31, 2007 compared to $0.15 in the prior year quarter.
We continued to generate positive cash flows from operations, producing $6.0 million in operating cash flows during the quarter ended March 31, 2007. We ended the quarter with cash and short-term investments totaling $17.0 million compared to $8.9 million as of December 31, 2006. Our positive operating cash flows, cash that was relieved of restrictions, and cash generated from the issuance of common stock from stock option exercises and employee stock purchase plan withholdings more than offset the cash we used for the purchase of short-term investments during the quarter.
Revenue:
We report our operating results in one segment, consisting of four service lines: home infusion and related healthcare services; specialty infusion pharmacy services; specialty distribution pharmacy services; and other. Our home infusion and related healthcare services and specialty infusion pharmacy services are delivered locally through our 58 company-owned and managed pharmacies. Our specialty distribution pharmacy service line distributes through our two high-volume facilities in Michigan and Florida. For the quarter ended March 31, 2007, our revenue from continuing operations was $212.9 million, which represents an increase of $58.0 million, or 37.4%, over the corresponding prior year quarter. This increase is due to the growth in sales for multiple products and therapies, including Synagis®, the effects of acquisitions completed in 2006 and the implementation of significant new managed care relationships.
Home infusion and related healthcare services revenue:
For the quarter ended March 31, 2007, home infusion and related healthcare services revenue from continuing operations was $64.4 million, an increase of $7.3 million, or 12.8%, over the corresponding prior year quarter. Home Infusion pharmacy services from continuing operations increased $7.0 million, or 14.5%, while other related healthcare services, such as respiratory therapy services, durable medical equipment sales and home health nursing services, increased by $0.3 million, or 3.4%. Infusion pharmacy services revenue increased in most of our company-owned pharmacies and across a wide variety of therapies. Continuing sales efforts contributed to the increases, as well as the effect of acquisitions completed in 2006.
Specialty infusion pharmacy services revenue:
During the quarter ended March 31, 2007, specialty infusion pharmacy services revenue from continuing operations was $83.1 million, an increase of $29.9 million, or 56.1%, over the prior year quarter. Our specialty infusion pharmacy revenue grew, due to organic growth and acquisitions completed in 2006, throughout our network of company-owned pharmacies across a wide variety of therapies including our largest revenue-producing specialty drug was Synagis®. Synagis® is a seasonal drug for the prevention of respiratory syncytial virus (RSV) in premature and other high-risk infants. RSV season runs through the cold months, generally from October through April. Accordingly, our Synagis® revenue will decline in our quarter ending June 30, 2007 as the current Synagis® season reaches its conclusion.
Specialty distribution pharmacy services revenue:
During the quarter ended March 31, 2007, specialty distribution pharmacy services revenue from continuing operations was $63.6 million, an increase of $21.0 million, or 49.3%, over the prior year quarter. Our specialty distribution pharmacy services revenue grew due to organic growth in our Miramar distribution center and through the implementation of a significant contract with Blue Cross and Blue Shield of Michigan (“BCBSM”) and Blue Care Network (“BCN”) contract which is serviced by our Ann Arbor distribution center.
Other revenue:
Other revenue consists of royalties and other fees generated from our franchised pharmacy network. Other revenue from continuing operations decreased $240,000 to $1.8 million in the quarter ended March 31, 2007 compared to $2.0 million in the corresponding prior year quarter. This decrease was primarily due to a decline in our royalty revenue as a result of franchise terminations and acquisitions.
Cost of revenue:
Cost of revenue consists of the cost of goods sold and the cost of service provided. For the quarter ended March 31, 2007, our cost of revenue from continuing operations was $163.4 million, which represents an increase of $49.2 million, or 43.1%, over the prior year quarter. Cost of goods sold from continuing operations for the quarter ended March 31, 2007 was $144.4 million, or 67.8% of revenue, while in the prior year quarter, cost of goods sold was $98.2 million, or 63.3% of revenue. The primary cause of these increases was our 37.4% increase in revenue over the same period and a higher mix of specialty infusion pharmacy services and specialty distribution pharmacy services revenue which have lower margins.
Cost of service consists of salaries and related costs for employees directly involved in patient care, including pharmacists, nurses, therapists and delivery drivers. Cost of service also includes the cost of shipping or delivering products and services to the patient. Our cost of service from continuing operations for the quarter ended March 31, 2007 was $19.0 million, or 8.9% of revenue, compared to $16.0 million, or 10.4% of revenue in the prior year. This decrease in cost of service as a percentage of revenue was due to a higher mix of specialty infusion pharmacy services and specialty distribution pharmacy services revenue over the prior year quarter which has a lower cost of service.
Gross profit margin:
Our gross profit margin from continuing operations for the quarter ended March 31, 2007 was 23.3% compared to 26.3% for the quarter ended March 31, 2006. Our home infusion and related healthcare services gross profit margin from continuing operations decreased slightly from 44.7% in the quarter ended March 31, 2006 to 44.0% in the quarter ended March 31, 2007. This decrease is primarily due to a shift in therapy mix. Our specialty infusion pharmacy services gross profit margin from continuing operations declined slightly from 18.2% for the quarter ended March 31, 2006 to 18.1% for the quarter ended March 31, 2007. Our specialty distribution pharmacy services gross profit margin from continuing operations declined from 8.2% for the quarter ended March 31, 2006 to 6.8% for the quarter ended March 31, 2007. This decrease is due to an unfavorable plan mix within our Blue Cross and Blue Shield of Florida contract and the launch of the Blue Cross and Blue Shield of Michigan / Blue Cross Network relationship.
Selling, general and administrative expenses:
For the quarter ended March 31, 2007, selling, general and administrative expenses from continuing operations were $32.3 million, an increase of $3.9 million, or 13.6% over the prior year period. The largest increases were in wages and related costs, which increased by $3.2 million, and bad debt provision, which increased by $927,000. The increase in wages and related costs was due to our increase in staff from business acquisitions completed in 2006 as well as an increase in staff to manage our continued growth. The increase in bad debt provision was due primarily to our increase in total revenues. Selling, general and administrative expenses as a percentage of revenue were 15.2% and 18.3% for the three months ended March 31, 2007 and 2006 respectively. This decrease as a percentage of revenue is primarily related to the shift in mix toward our high volume specialty distribution pharmacy services and improved operating efficiencies across all service lines.
Provision for doubtful accounts:
Our provision for doubtful accounts from continuing operations for the quarter ended March 31, 2007 was $4.4 million, or 2.1% of revenue, compared to $3.5 million, or 2.2% of revenue, in the prior year period. In general, we record a higher provision for doubtful accounts for revenue generated from our locally delivered services than from our central distribution facilities. This difference in provision rates reflects the difference in collection risk involved in these services as many of our services from our central distribution facilities are billed under pharmacy benefits whereas the services from our local pharmacies are typically billed under major medical benefits and typically require higher patient co-payments and deductibles. The decrease in our provision for doubtful accounts as a percentage of revenue was primarily due to a higher mix of specialty distribution pharmacy services revenue over the prior year quarter.
Depreciation and amortization:
For the quarter ended March 31, 2007, depreciation and amortization expense from continuing operations was $1.3 million, an increase of $122,000, or 10.7%, over the corresponding prior year period. This increase is primarily related to depreciation of tangible assets and amortization of intangible assets purchased in 2006. The depreciation expense contained within this line item relates to non-revenue producing assets only, such as furniture and fixtures and leasehold improvements. Depreciation for revenue-producing equipment such as rental medical equipment and delivery vehicles is included in cost of revenue.
Operating income:
Our operating income from continuing operations was $11.6 million in the quarter ended March 31, 2007 representing an increase of $3.8 million, or 49.3%, over the prior year quarter. This increase resulted primarily from an increase in total revenues. Our operating income from continuing operations was 5.5% and 5.0% of revenue for the quarters ended March 31, 2007 and 2006, respectively.
Interest income/(expense):
For the quarter ended March 31, 2007, our interest expense from continuing operations, net of interest income, was $234,000. In the prior year, interest income, net of interest expense, was $8,000. Our long-term debt consists principally of $86.3 million of 2.25% convertible senior notes, due 2024. Our interest expense on these notes for the quarters ended March 31, 2007 and 2006 was approximately $485,000. Excess short term cash balances are invested in commercial paper, variable-rate bonds and preferred stocks and other related instruments. During the quarter ended March 31, 2007, the interest earned on these investments offset the interest expense on our convertible senior notes due to an overall increase in market interest rates on investments as compared to the prior year quarter.
Income taxes:
Our income tax provision from continuing operations for the quarter ended March 31, 2007 was $4.5 million compared to $2.5 million in the prior year period. As a percentage of pre-tax income, our provision for income taxes from continuing operations was 39.9% compared to 32.9% for the prior year quarter ended March 31, 2006. The lower provision rate of 32.9% in the prior year quarter was primarily due to adjustments recorded to reduce an excess provision from the end of 2005. Additionally, we experienced an increase in income taxes as a percentage of pre-tax income in the quarter ended March 31, 2007 due to a shift in income toward states with higher tax rates.
Net income from continuing operations:
Our net income from continuing operations was $6.7 million for the quarter ended March 31, 2007 compared to $5.2 million in the prior year quarter. This 30.3% increase was primarily due to the growth in revenue from organic growth, significant new contracts, and acquisitions in 2006 over the period. As a percentage of revenue, our net income from continuing operations declined to 3.2% of revenue from 3.3% of revenue in the prior year period. This decrease was due to a higher mix of specialty infusion pharmacy services and specialty distribution pharmacy services revenue over the prior year quarter.
Diluted shares & earnings per share:
For the quarter ended March 31, 2007, the total number of diluted shares was 36.2 million compared to 35.1 million during the corresponding prior year quarter. The primary cause for this increase was our issuance of approximately 950,000 shares of common stock as partial consideration for acquisitions completed in 2006. These issuances resulted in a weighted average increase of approximately 840,000 shares. The remainder of the increase was attributable to shares issued and issuable under the employee stock purchase plan and stock option plan, partially offset by a decline in the dilutive effect of our $86.3 million of 2.25% convertible senior notes due 2024. These notes are dilutive to the extent that the weighted average market price of our common stock exceeds the conversion price of the notes, currently $11.96 per share. Our earnings from continuing operations per diluted share were $0.19 for the quarter ended March 31, 2007 versus $0.15 for the quarter ended March 31, 2006.
LIQUIDITY AND CAPITAL RESOURCES
During the quarter ended March 31, 2007, we financed our operations and acquisition activities through operating cash flows. Our cash and cash equivalents increased by $4.4 million during the quarter ended March 31, 2007, as the cash proceeds from our positive operating cash flows and cash generated from the issuance of common stock slightly exceeded our expenditures for short-term investments and other capital investments.
Operating Cash Flows:
We generated $6.0 million in positive cash flows from operations in the quarter ended March 31, 2007 compared to $1.8 million of positive operating cash flow in the corresponding prior year period. The increase in cash flows was primarily due to a $2.0 million increase in net income over the prior year quarter as well as better working capital management that included a reduction in DSO from 56 days for the quarter ended December 31, 2006 to 55 for the quarter ended March 31, 2007.
Investing Cash Flows:
Investing activities used $9.3 million in cash in the quarter ended March 31, 2007 compared to $2.1 million provided by investing activities in the corresponding prior year period. In the current year we used $3.8 million for the purchase of short-term investments, $3.2 million for the purchase of equipment and other depreciable assets, and $2.3 for additional payments for acquisitions made in 2006. In the comparable prior year period, net sales of short-term investments provided $26.8 million in cash offset by $21.3 million in cash used for two acquisitions and $3.4 million used for the purchase of equipment and other depreciable assets.
Financing Cash Flows:
Financing activities provided $7.7 million in positive cash flows in the quarter ended March 31, 2007, compared to $1.8 million provided by financing activities in the comparable prior year period. In the current year, $7.6 million in cash was released from restricted cash, $872,000 in cash was generated from the issuance of common stock, principally from our employee stock purchase plan and employee stock option exercises, and $693,000 in cash was used in the payment of dividends. In the comparable prior year period, $1.5 million was generated from the issuance of common stock, principally from employee stock option exercises and the associated tax benefit and $1.0 million was generated due to the release of restricted cash. Additionally, $700,000 in cash was used to pay dividends to our stockholders.
Convertible Senior Notes:
Our long-term debt consists principally of $86.3 million of 2.25% convertible senior notes, due 2024. On November 2, 2004, we completed the offering of $75 million of these notes through a private placement to qualified institutional buyers. The initial purchasers were granted the option to purchase up to an additional $11.25 million principal amount of notes and exercised this option in full on November 9, 2004. We incurred deferred financing costs of $3.2 million related to this offering, consisting of underwriting, legal and other related costs. These costs are being amortized over a five-year period. See “Note 2, Long-Term Debt” in our Notes to Condensed Consolidated Financial Statements for additional information.
Credit Agreement with LaSalle Bank N.A.:
In the current year quarter, we recorded non-use fees of $15,000 related to this Agreement. See “Note 2, Long-Term Debt” in our Notes to Condensed Consolidated Financial Statements for additional information.

Accounts Receivable:
The following table sets forth information regarding our accounts receivable as of the dates indicated (dollar amounts in thousands):

	March 31,	December 31,
	2007	2006
Accounts receivable	$142,845	$133,239
Less allowance for doubtful accounts	(12,234)	(10,736)

Accounts receivable, net of allowance for doubtful accounts	$130,611	$122,503

Days sales outstanding (DSO)(1)	55 days	56 days

(1)	DSO is calculated using the exhaustion method, whereby the net accounts receivable balance is exhausted against each preceding month’s or partial month’s net revenue. The DSO calculation excludes revenue not related to patient care, such as franchise royalties and other fees and software license and support revenue, and trade accounts receivable purchased in business acquisitions.
___________
Our accounts receivable, net of bad debt reserves, was $130.6 million as of March 31, 2007 compared to $122.5 million as of December 31, 2006. This increase in accounts receivable was related to our increase in sequential quarterly revenue from continuing operations, which grew from $194.2 million in the quarter ended December 31, 2006 to $212.9 million in the quarter ended March 31, 2007. Our days sales outstanding (DSO) declined slightly to 55 days for the quarter ended March 31, 2007 from 56 days for quarter ended December 31, 2006.
The following table sets forth the percentage breakdown of our trade accounts receivable by aging category and by major payor as of the dates indicated:

	March 31,	December 31,
	2007	2006
By Aging Category (1):
Aged 0-90 days	71%	71%
Aged 91-180 days	14%	14%
Aged 181-365 days	10%	11%
Aged over 365 days	5%	4%

Total	100%	100%

By Payor Type:
Managed care and other payors	81%	81%
Medicare and Medicaid	19%	19%

Total	100%	100%

(1)	Accounts receivable by aging category considers only accounts of our home infusion and related healthcare services, specialty infusion pharmacy services, and our specialty distribution pharmacy services lines.
Capital Resources:
As of March 31, 2007, we had cash and cash equivalents of $7.5 million and short-term investments of $9.5 million compared to cash and cash equivalents of $3.2 million and short-term investments of $5.7 million at December 31, 2006. For the quarter ended March 31, 2007, we generated positive cash flow from operations of $6.0 million, which, along with the cash provided by the release of restricted cash offset by cash used in investing, allowed us to increase our cash and cash equivalents by $4.4 million.
We expect that cash flow from operations, plus our current cash and short-term investments and available credit under our

$35 million revolving Credit Agreement with LaSalle Bank National Association will be sufficient to meet our operating cash needs for the immediate future, including any interest due on our $86.3 million of 2.25% convertible senior notes, due 2024. In the event that additional capital is required, there can be no assurance that such capital can be obtained from other sources on terms acceptable to us, if at all.
Our business strategy includes the selective acquisition of additional local pharmacy facilities and specialty pharmacy operations. Accordingly, we may require additional capital in order to complete these acquisitions. It is impossible to predict the amount of capital that may be required for acquisitions, and there is no assurance that sufficient financing for these activities will be available on terms acceptable to us, if at all. We anticipate utilizing our revolving credit facility with LaSalle Bank National Association to finance future growth initiatives.
Goodwill and Other Intangible Assets
The following table sets forth the net value of our goodwill and other intangible assets as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Goodwill, net of accumulated amortization	$195,963	$165,323
Other intangible assets, net of accumulated amortization	$1,087	$1,173
Total intangible assets, net of accumulated amortization	$197,050	$166,496
Other intangible assets consist of non-compete agreements, contracts and patient records acquired through business acquisitions.
For the quarter ended March 31, 2007, goodwill increased $30.6 million as a result of additional consideration paid and payable related to prior year acquisitions. For the quarter ended March 31, 2007, other intangible assets decreased by $86,000 as a result of amortization during the period.
As required by Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we do not amortize goodwill, but test our goodwill for impairment annually each October 1, or whenever we identify events or conditions that could potentially result in impairment of our goodwill. During the quarter ended March 31, 2007, no impairment of goodwill was identified.
Regulatory and other developments:
Average Wholesale Price litigation update. The case New England Carpenters Health Benefits Fund, et al. v. First DataBank, et al., (U.S. District Court, D. Mass), a civil class action case brought against First DataBank, one of several companies that report data on prescription drug prices, alleges that the company colluded with a prescription drug wholesaler to artificially raise the average wholesale prices (“AWP”) of various prescription drugs to increase pharmacy profits. As part of a proposed settlement in the case, First DataBank has agreed to reduce the reported AWP of over 8,000 specific pharmaceutical products by five percent. The presiding court has not approved the proposed settlement. We cannot predict the outcome or timing of any such settlement.
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
Additionally, the Administrative Simplification provisions address electronic health care transactions and the security of electronic health information systems. Providers are required to comply with the standards by specific compliance dates established by HHS. For standards relating to electronic health care transactions, all providers were required to comply by October 16, 2003. The security standards applicable to individually identifiable health information maintained electronically were required to be implemented by April 21, 2005. We were materially compliant with these standards by the applicable compliance date. The standards for a unique national health identifier for providers used in connection with the electronic healthcare transactions must be implemented by May 23, 2007, by when we expect to be materially compliant with this requirement.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk primarily in relation to our cash and short-term investments. As of March 31, 2007, we had no variable-rate debt. We had fixed-rate debt as of that date primarily comprised of $86.3 million offering of 2.25% convertible senior notes, due 2024. The interest rate we may earn on the cash we invest in short-term investments is subject to market fluctuations. We utilize a mix of investment maturities based on our anticipated cash needs and evaluation of existing interest rates and market conditions. The following table sets forth our cash and cash equivalents and short-term investments as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Cash and cash equivalents, unrestricted	$7,542	$3,171
Cash, restricted (1)	—	7,554

Total cash and cash equivalents	$7,542	$10,725

Short-term investments (2)	$9,500	$5,700

Total cash and cash equivalents and short-term investments	$17,042	$16,425

(1)	The restricted cash was related to our issuance of 559,700 shares of stock to the sellers of Trinity Homecare, LLC, which is a business we acquired during 2006. The restriction was subsequently lifted upon our registration of the issued shares on January 31, 2007.

(2)	Short-term investments consist of commercial paper and other investments having a maturity of greater than three months at time of purchase. Short-term investments also consists of municipal variable rate demand notes, preferred stock and similar instruments with maturities greater than ten years, but which contain provisions for the periodic adjustment of interest rate to market, generally each 28 or 35 days.
While we attempt to minimize market risk and maximize return, changes in market conditions may significantly affect the income we earn on our cash and cash equivalents and short-term investments. Based on our actual cash and cash equivalents and short-term investment balances at March 31, 2007, a 1% percent decline in interest rates would reduce our interest income by $170,000 on an annualized basis.

ITEM 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2007. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2007 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We currently maintain insurance for general and professional liability claims in the amount of $1 million per claim and $3 million in aggregate per policy year, plus $5 million in umbrella coverage. Accordingly, the maximum coverage for a first claim in any policy year is $6 million, and the maximum aggregate coverage for all claims in a policy year is $8 million. We also require each franchisee to maintain general liability and professional liability insurance covering both the franchisee and us, at coverage levels that we believe to be sufficient. These policies provide coverage on a claims-made or occurrence basis and have certain exclusions from coverage. These insurance policies generally must be renewed annually. There can be no assurance that our insurance coverage will be adequate to cover liability claims that may be asserted against us.
ITEM 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of certain risk factors in Part I, Item 1A. The risk factors in our Annual Report on Form 10-K for the year ended December 31, 2006 are not the only risks and uncertainties that we face or that could develop. Other risks and uncertainties that we have not predicted or evaluated could also adversely affect our company. If any of these risks and uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected.
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

OPTION CARE, INC.
Date: May 10, 2007	By:	/s/ Paul Mastrapa
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number

10.20	2001 Employee Stock Purchase Plan, as amended by vote of our stockholders on May 16, 2006. Filed as exhibit 10.20 to this Quarterly Report on Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Exchange Act.