Form 10-Q
period 2007-06-30
OPTION CARE INC/DE
filed 2007-08-09
CIK 884064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-19878
OPTION CARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3791193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

485 Half Day Road, Suite 300	60089
Buffalo Grove, Illinois	(Zip Code)
(Address of principal executive offices)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Issued and Outstanding
Class	as of August 1, 2007

Common Stock — $0.01 par value	34,725,892

OPTION CARE, INC. AND SUBSIDIARIES
INDEX
DESCRIPTION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Option Care, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents, unrestricted	$—	$3,171
Cash, restricted	—	7,554
Short-term investments	—	5,700
Trade accounts receivable, net	125,976	122,503
Inventory	19,824	23,096
Deferred income tax benefit	5,600	3,883
Other current assets	13,550	10,421

Total current assets	164,950	176,328
Equipment and other fixed assets, net	26,695	24,398
Goodwill, net	202,247	165,323
Other assets, net	10,101	10,336

Total assets	$403,993	$376,385

Liabilities and stockholders’ equity
Current liabilities:
Cash overdraft	$1,162	$—
Trade accounts payable	34,549	43,601
Accrued wages and related employee benefits	8,302	6,899
Deferred purchase price liability	4,739	2,892
Current portion of long-term debt	86,260	23
Other current liabilities	3,582	5,818

Total current liabilities	138,594	59,233
Long-term debt, less current portion	16,594	86,372
Deferred income tax liability	11,099	9,377
Other liabilities	1,298	1,214
Minority interest	863	826

Total liabilities	168,448	157,022

Stockholders’ equity:
Common stock, $.01 par value per share, 60,000 shares authorized, 34,578 and 34,466 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	346	345
Common stock to be issued, 218 and 134 shares at June 30, 2007 and December 31, 2006, respectively	2,497	1,550
Additional paid-in capital	150,250	148,108
Retained earnings	82,452	69,360

Total stockholders’ equity	235,545	219,363

Total liabilities and stockholders’ equity	$403,993	$376,385

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Revenue:
Home infusion and related healthcare services	$67,737	$64,519	$132,177	121,634
Specialty infusion pharmacy services	55,142	48,496	138,227	101,707
Specialty distribution pharmacy services	63,545	40,938	127,126	83,526
Other	2,583	3,355	4,420	5,432

Total revenue	189,007	157,308	401,950	312,299

Cost of revenue:
Cost of goods sold	122,487	93,846	266,891	192,013
Cost of services provided	18,214	17,558	37,201	33,586

Total cost of revenue	140,701	111,404	304,092	225,599

Gross profit	48,306	45,904	97,858	86,700

Selling, general and administrative expenses	32,792	31,801	65,078	60,219
Provision for doubtful accounts	3,714	3,456	8,103	6,918
Depreciation and amortization	1,346	1,225	2,613	2,370

Total operating expenses	37,852	36,482	75,794	69,507

Operating income	10,454	9,422	22,064	17,193
Interest income (expense), net	(370)	(217)	(604)	(427)
Other income (expense), net	(92)	(365)	(240)	(209)

Income before income taxes	9,992	8,840	21,220	16,557
Income tax provision	3,980	3,388	8,463	5,929

Net income from continuing operations	$6,012	$5,452	$12,757	$10,628
Discontinued operations:
Loss on discontinued operations, net of income taxes	(76)	(251)	(56)	(637)

Net income	$5,936	$5,201	$12,701	$9,991

Net income per basic share:
Continuing operations	$0.17	$0.16	$0.37	$0.32
Discontinued operations	—	(0.01)	—	(0.02)

Total	$0.17	$0.15	$0.37	$0.30

Net income per diluted share:
Continuing operations	$0.16	$0.15	$0.35	$0.30
Discontinued operations	—	—	—	(0.02)

Total	$0.16	$0.15	$0.35	$0.28

Shares used in computing net income per share:
Basic	34,726	33,991	34,684	33,572
Diluted	36,875	35,198	36,526	35,161

Cash dividends per share	$0.02	$0.02	$0.04	$0.04

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30
	2007	2006
Cash flows from operating activities:
Net income	$12,701	$9,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,255	3,975
Provision for doubtful accounts	8,142	7,079
Deferred income taxes	5	209
Income from equity investees	149	243
Non-cash stock compensation expense	1,097	452
Changes in assets and liabilities, net of effect of acquisitions
Accounts and notes receivable	(8,784)	(125)
Inventory	3,532	(1,248)
Accounts payable	(8,215)	(10,853)
Income taxes payable	(1,082)	(114)
Change in other assets and liabilities	(3,280)	3,748

Net cash provided by operating activities	8,520	13,357

Cash flows from investing activities:
Purchases of short-term investments	(4,000)	(4,000)
Sales of short-term investments	9,700	41,042
Purchases of equipment and other, net	(5,748)	(5,823)
Payments for acquisitions, net of cash acquired	(37,427)	(38,778)

Net cash used in investing activities	(37,475)	(7,559)

Cash flows from financing activities:
Cash overdraft	1,162	—
Decrease in restricted cash	7,554	882
Increase in financing costs	—	(70)
Income tax benefit from exercise of stock options	32	618
Payments on capital leases and other debt	(42)	(10)
Net borrowings on credit agreement	16,500	—
Proceeds from issuance of stock	1,961	2,627
Payments of dividends to common stockholders	(1,383)	(1,335)

Net cash provided by financing activities	25,784	2,712

Net increase (decrease) in cash and cash equivalents	(3,171)	8,510
Cash and cash equivalents, beginning of period	3,171	6,816

Cash and cash equivalents, end of period	$—	$15,326

See notes to condensed consolidated financial statements

Option Care, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
2. Short-Term and Long-Term Debt
As of June 30, 2007, our short-term debt consists principally of $86.3 million of 2.25% convertible senior notes, due 2024 and our long-term debt primarily consists of borrowings under our revolving Credit Agreement with LaSalle Bank, N.A.
2.25% Convertible Senior Notes, due 2024
We issued $75 million of 2.25% convertible senior notes on November 2, 2004 through a private placement to qualified institutional buyers. The initial purchasers were granted the option to purchase up to an additional $11.25 million principal amount of notes and exercised this option in full on November 9, 2004. We filed a Registration Statement on Form S-3 on January 24, 2005, as subsequently amended, to register the notes under the Securities Act of 1933.
The notes are convertible into cash and, if applicable, shares of our common stock based on a conversion rate of 83.6741 per $1,000 principal amount of notes (which represents a conversion price of $11.95 per share). The conversion rate, which was initially set at 55.5278 shares per $1,000 principal amount of notes, was adjusted as a result of our 3-for-2 common stock split on March 31, 2005 and $0.02 per share dividends paid in each quarter following the stock split. Holders may convert their notes into cash and, if applicable, shares of our common stock prior to the stated maturity only under the following circumstances: (1) during any calendar quarter after the calendar quarter ended December 31, 2004, if the closing sale price of our common stock for each of 20 or more consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period (the “note measurement period”) in which the average trading price per $1,000 principal amount of notes was equal to or less than 97% of the average conversion value of the notes during the note measurement period; (3) upon the occurrence of specified corporate transactions, such as a change in control of the company; or (4) if we have called the notes for redemption. In general, upon conversion, the holder of each note will receive the conversion value of the note payable in cash, up to the principal amount of the note, and common stock for the note’s conversion value in excess of such principal amount (plus an additional cash payout in lieu of fractional shares). If the notes are surrendered for conversion in connection with certain fundamental changes (including a change in control of the company) that occur before November 1, 2009, holders will in certain circumstances also receive a make-whole premium in addition to the cash and shares to which holders are otherwise entitled to receive upon conversion. The convertible senior notes were issued with a maturity date of November 1, 2024 and will not be redeemable by us prior to November 1, 2009. Holders of the convertible notes may require us to repurchase all or a portion of the convertible notes for cash on November 1, 2009, November 1, 2014 and November 1, 2019. Interest will be paid at 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year to the holders of record at the close of business on the preceding April 15 and October 15, respectively. The notes are senior unsecured obligations and rank equally with all of our existing and future senior unsecured indebtedness. The holders of the notes possess no stockholder rights, such as dividend or voting rights, unless and until they convert their notes into cash and shares of our common stock.
Our 2.25% convertible senior notes are convertible at the option of each holder during the quarter beginning July 1, 2007 and ending September 30, 2007 due to one of the conditions for conversion being met. The closing sale price of our common stock exceeded 120% of the conversion price for each of at least 20 consecutive trading days within the last 30 consecutive trading days of the quarter ended June 30, 2007. In accordance with the terms of the indenture under which the notes were issued, holders surrendering their notes for conversion would be eligible to receive the conversion value of the notes in a combination of cash equal to the principal amount of the notes and common stock for any excess value. As of August 1, 2007, no holders had presented their notes for conversion based on the market price condition being met.
On July 2, 2007, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Walgreen Co. (“Walgreens”) and Bison Acquisition Sub, Inc., a wholly-owned subsidiary of Walgreens (“Acquisition Sub”), pursuant to which, Acquisition Sub commenced a tender offer to purchase all outstanding shares of our common stock for $19.50 per share, net in cash without interest, on July 17, 2007. The tender offer will expire at 12:00 midnight at the end of August 13, 2007, unless extended. On July 24, 2007 our convertible senior notes became convertible at the option of each holder as a result of the anticipated acquisition of over 50% of our outstanding shares of common stock (the “Share Acquisition”) pursuant to the tender offer. The notes will also be convertible as a result of the anticipated “second step” cash merger that will take place following completion of the tender offer pursuant to the Merger Agreement, and the related anticipated termination of trading of our common shares of stock. Pursuant to the Indenture, the notes are convertible, at the option of the holders, beginning fifteen business days prior to the anticipated effective date of the fundamental change, transaction or event, until fifteen business days after the actual effective date of such fundamental change, transaction or event. In accordance with the terms of the Indenture, holders surrendering their notes for conversion as a result of the anticipated fundamental change would be eligible to receive the conversion value of the notes in a combination of cash equal to the principal amount of the notes and common stock for any excess value. In addition, upon the occurrence of a “fundamental change”, holders will be entitled to receive a make-whole premium. The make-whole premium will vary based on the actual effective date of the Share Acquisition. If the Share Acquisition occurs on August 14, 2007, the make-whole premium will equal approximately 7.7% of the principal value of the notes. The make-whole premium will be payable in cash on a date selected by us in accordance with the terms of the Indenture, which date will be after the acquisition of our common stock in the tender offer. Additionally, as a result of the tender offer, there shall be an adjustment to the conversion rate pursuant to the Indenture, which adjustment shall not be effective until the first business day following the expiration of the tender offer. We anticipate that prior to the “second step” cash merger being completed, a supplemental indenture will be put in place, effective upon the closing of the merger, providing that at and after the effective time of the merger, upon the surrender for conversion of any of the notes, the holder thereof shall have the right to receive, in lieu of cash and our common stock, the amount of cash that such holder would have been entitled to receive upon the merger had the notes been converted immediately prior to the merger.
$35 Million Revolving Credit Facility with LaSalle Bank National Association
In May 2006, we signed a five-year, $35 million revolving Credit Agreement with LaSalle Bank National Association (the “Agreement”). The initial revolving loan commitment under the Agreement is $35 million. Provided there is no continuing event of default, we have the option to increase the revolving loan commitment to a maximum of $100 million during the first two years of the Agreement. We will pay interest on borrowings at rates ranging from prime plus zero or LIBOR plus 1.00% to a maximum of prime plus 0.25% or LIBOR plus 1.75% based on our total debt to EBITDA ratio for the applicable period. We will also pay a non-use fee ranging from 0.15% to 0.225% of the unused portion of the revolving loan commitment. The interest rates and non-use fee rates payable are based on our total debt to EBITDA Ratio, as defined in the Agreement, for the applicable period. We must maintain compliance with various financial and other covenants throughout the life of the Agreement. Borrowings under the Agreement are collateralized by substantially all our assets. We may use up to $2.5 million of our available credit to secure letters of credit, as needed. We incurred fees of approximately $167,000 related to negotiating this Agreement. As of June 30, 2007, our loan balance under this Agreement was $16.5 million. We were in compliance with all affirmative covenants referenced in the Credit Agreement as of June 30, 2007. We were in violation of certain negative covenants of the Agreement as of this date, which may have constituted an event of default under the Credit Agreement, however we have obtained a waiver from LaSalle Bank National Association regarding this violation. In addition, consummation of the transactions contemplated by the Merger Agreement with Walgreens would cause us to violate other covenants in the future resulting in an event of default, in which case LaSalle Bank National Association could terminate the Credit Agreement and accelerate the balance of all loans outstanding there-under.

3. Earnings Per Share Data
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Basic:
Net income from continuing operations	$6,012	$5,452	$12,757	$10,628
Net (loss) from discontinued operations	(76)	(251)	(56)	(637)

Net income	$5,936	$5,201	$12,701	$9,991

Average shares outstanding	34,726	33,991	34,684	33,572

Basic earnings from continuing operations per share	$0.17	$0.16	$0.37	$0.32
Basic (loss) from discontinued operations per share	—	(0.01)	—	(0.02)

Basic earnings per share	$0.17	$0.15	$0.37	$0.30

Diluted:
Net income from continuing operations	$6,012	$5,452	$12,757	$10,628
Net (loss) from discontinued operations	(76)	(251)	(56)	(637)

Net income	$5,936	$5,201	$12,701	$9,991

Average shares outstanding	34,726	33,991	34,684	33,572
Net effect of dilutive stock options – based on the treasury stock method (1)	858	906	812	979
Net effect of dilutive contingently convertible debt (2)	1,291	301	1,030	610

Total diluted shares	36,875	35,198	36,526	35,161

Diluted earnings from continuing operations per share	$0.16	$0.15	$0.35	$0.30
Diluted loss from discontinued operations per share	—	—	—	(0.02)

Diluted earnings per share	$0.16	$0.15	$0.35	$0.28

(1)	For the quarter ended June 30, 2007, there were no anti-dilutive stock options. For the six months ended June 30, 2007, there were 531,000 anti-dilutive options. For the quarter and six months ended June 30, 2006, there were 316,000 and 235,000 anti-dilutive stock options, respectively.

(2)	Weighted average shares issuable upon conversion of all $86.3 million of our 2.25% convertible senior notes due 2024.
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
The following table sets forth information regarding revenue and accounts receivable related to our most significant payors as of the dates and for the periods presented:

	Revenue				Accounts Receivable
	Three months ended		Six Months Ended
	June 30,		June 30,		June 30,	December 31,
	2007	2006	2007	2006	2007	2006
Blue Cross and Blue Shield of Florida	12%	13%	11%	13%	12%	8%

Blue Cross and Blue Shield of Michigan	12%	—%	11%	—%	4%	4%
Medicare	8%	9%	8%	8%	9%	10%
Medicaid	10%	12%	13%	12%	7%	9%
All other payors (1)	58%	66%	57%	67%	68%	69%

Total	100%	100%	100%	100%	100%	100%

(1)	No other payor represents 10% or more of revenue or accounts receivable as of the dates and for the periods presented.

6. Seasonal Revenue Trends
Synagis®, one of the specialty pharmaceuticals that we provide to patients, is seasonal. Synagis® is a drug used for the prevention of respiratory syncytial virus (RSV) in high-risk pediatric patients. RSV infection is a seasonal condition, with the season generally lasting from October through April.
Option Care’s quarterly Synagis® revenue for the year 2006 and the first two quarters of 2007 was as follows (in thousands):

	Synagis®	% of Total
	revenue	Revenue (1)
Quarter ended March 31, 2006	$27,102	17.5%
Quarter ended June 30, 2006	8,327	5.3%
Quarter ended September 30, 2006	1,780	1.2%
Quarter ended December 31, 2006	25,676	13.2%

Fiscal year 2006	$62,885	9.5%

Quarter ended March 31, 2007	$40,180	18.9%
Quarter ended June 30, 2007	8,552	4.5%

(1)	Percent of total revenue is calculated based on total revenue from continuing operations.
7. Acquisitions
During the six months ended June 30, 2007 we paid $37.4 million for acquisitions. These payments consisted of $25.5 million of deferred purchase price obligations toward prior year acquisitions and $11.9 million toward new acquisitions.
We completed three acquisitions during the six months ended June 30, 2007. The results of operations for each business were consolidated as of the effective date of their acquisition. The purpose of each acquisition was to increase our revenue and net income by accomplishing one or both of the following goals: (1) expanding our geographic coverage, and (2) consolidating our position in the markets we serve.
On May 21, 2007 we acquired all of the outstanding stock of our franchise operating a home infusion business in Kinston and Morrisville, North Carolina. The initial purchase price was $3.2 million which was paid in cash on the date of closing. We may owe additional consideration up to $700,000, payable in 2008 based on achievement of certain financial performance targets. The total initial purchase price was allocated $2.1 million to goodwill and the remainder to accounts receivable and other working capital items. We anticipate that all of the goodwill generated from this acquisition will be deductible for tax purposes.
On May 21, 2007 we also acquired all of the outstanding stock of our franchise operating a home infusion business in Wilmington, North Carolina. The initial purchase price was $5.2 million which was paid in cash on the date of closing. We may owe additional consideration up to $1.0 million, payable in 2008 based on achievement of certain financial performance targets. The total purchase price was allocated $4.6 million to goodwill and the remainder to accounts receivable and other working capital items. We anticipate that all of the goodwill generated from this acquisition will be deductible for tax purposes.
On June 12, 2007, we acquired a home infusion business with operations in San Antonio, Texas. The initial purchase price was $3.3 million which was paid in cash on the date of closing. We may owe additional consideration up to $2.5 million, payable in 2008 based on achievement of certain financial performance targets. The total purchase price was allocated $2.3 million to goodwill and the remainder to accounts receivable and other working capital items. We anticipate that all of the goodwill will be deductible for tax purposes.
During the six months ended June 30, 2007, we paid $25.5 in additional consideration toward prior year acquisitions based on terms contained within the underlying agreements. These payments were primarily calculated based on the post-acquisition financial performance of the acquired businesses. The largest single payment was $23.0 million paid in June 2007 in connection with our prior year acquisition of a home infusion business operating in the New York City metropolitan area. We accrued for this payment in the quarter ended March 31, 2007.
For our current year acquisitions, the allocation of purchase price is tentative and subject to adjustment. The following table sets forth the preliminary allocation of purchase price for the three and six months ended June 30, 2007 for our current year acquisitions and adjustments and additional consideration for certain prior year acquisitions (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Purchase Price:
Paid in Cash	$35,128	$37,427
Earn-out payable	(26,248)	1,847
Liabilities assumed	605	711

Total	$9,485	$39,985

Allocation of Purchase Price:
Goodwill	$6,284	$36,924
Accounts receivable, net	2,632	2,564
Other tangible assets	544	472
Other intangible assets	25	25

Total	$9,485	$39,985

The following table sets forth information regarding the changes in our gross and net goodwill during the six months ended June 30, 2007 (in thousands):

		Accumulated
	Goodwill	Amortization	Goodwill, net
December 31, 2006	$169,263	$(3,940)	$165,323

Current year acquisitions	9,166	—	9,166
Additional consideration toward prior year acquisitions	27,758	—	27,758

June 30, 2007	$206,187	$(3,940)	$202,247

Financial Accounting Standards Board Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, addresses the consolidation of business enterprises to which customary conditions of consolidation, such as a majority voting interest, do not apply. Effective March 13, 2006 (the “Effective Date”), we entered into a binding purchase agreement to acquire a home infusion business with operations in New York City. We received the profits interest in this business as of March 13, 2006, but did not receive the ownership interest until the “Closing Date”, which was to follow receipt of approval of the sale from the New York Department of Health. Due to the delayed timing of our receipt of the full ownership interest in this business, we deemed this business to be a variable interest entity (“VIE”) from the Effective Date until the Closing Date, since we were the primary beneficiary of this VIE as of the Effective Date. The Closing Date was reached on May 23, 2007 when we received the required approval from the New York Department of Health. As of that date, we acquired full ownership interest in this entity and it ceased to be a VIE.
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

The following table sets forth operating results from all discontinued operations for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Total Revenue	$(39)	$1,834	$363	$3,938

(Loss) from discontinued operations before income taxes	(125)	(407)	(91)	(983)
Income tax provision	(49)	(156)	(35)	(346)

(Loss) from discontinued operations	$(76)	$(251)	$(56)	$(637)

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
The following table sets forth our franchise-related revenue for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Franchise-related revenue:
Royalties	$1,300	$1,344	$2,550	$2,794
Vendor rebates and administration fees	207	179	338	429
Franchise termination and settlement fees	546	1,427	846	1,427

Total franchise-related revenue	$2,053	$2,950	$3,734	$4,650

10. Stock-based Compensation
We adopted SFAS No. 123(R), Share-Based Payment, utilizing the modified retrospective method, as of January 1, 2006. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and shares purchased under our employee stock purchase plan, to be recognized in the income statement based on their fair values. We recorded stock-based compensation expense of $500,000 in the quarter and $1.1 million in the six months ended June 30, 2007 compared to $400,000 and $500,000 in the quarter and six months ended June 30, 2006, respectively.
During the quarter and six months ended June 30, 2007, we issued 90,715 and 119,395 shares of our common stock from the exercise of options granted through our stock incentive plan. Our Board of Directors approved the grant of 281,300 non-qualified stock options during the quarter and 321,450 during the six months ended June 30, 2007.
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
As of June 30, 2007, our total amount of unrecognized tax benefits was $570,000, of which approximately $540,000 would affect our effective tax rate, if recognized. We do not anticipate a significant decrease or increase in our unrecognized tax benefits within the next twelve months. During the quarter and six months ended June 30, 2007, we recorded $9,000 and $18,000 in interest expense, respectively, and recorded no penalties related to uncertain tax positions. Our condensed consolidated balance sheet as of June 30, 2007 contains a total of $42,000 in accrued interest related to uncertain tax positions within “Other current liabilities.”
Our consolidated income tax returns remain subject to examination by the Internal Revenue Service for the years 2003 through current. This is also the case for the majority of states in which we file income tax returns.
12. Quarterly Dividends
In May 2004, our Board of Directors authorized the adoption of a quarterly dividend policy. Each quarter, our Board of Directors will determine the dividend amount per share, if any. During each of the fiscal quarters beginning with the quarter ended June 30, 2004 through the quarter ended March 31, 2005, our board declared a dividend of $0.0133 per share. Our Board declared and we paid dividends of $0.02 per share in each quarter beginning with the quarter ended June 30, 2005. The $0.02 per share dividend in the quarter ended June 30, 2007 was paid June 4, 2007 to stockholders of record as of May 21, 2007.
Pursuant to the Merger Agreement, unless we receive the written consent of Walgreens, we are prohibited from paying dividends between the date of such agreement and the earlier of (i) the effective time that we become a wholly-owned subsidiary of Walgreens, (ii) the date on which designees of Walgreens constitute the majority of our board of directors, and (iii) the termination of the Merger Agreement in accordance with its terms.
13. Comprehensive Income
Net income was our only component of comprehensive income for the three and six month periods ended June 30, 2007 and 2006.
14. Definitive Merger Agreement
On July 2, 2007, we entered into a Merger Agreement with Walgreens and Acquisition Sub. Pursuant to the Merger Agreement, (i) Acquisition Sub commenced a tender offer (the “Offer”) on July 17, 2007 to purchase all of the outstanding shares of our common stock at a price of $19.50 per share, net in cash without interest, and (ii) following the consummation of the Offer (which is contingent upon certain conditions, including the tender of a majority of our shares of common stock representing the majority of the shares on a fully-diluted basis, obtaining necessary regulatory approvals, and other customary conditions) Acquisition Sub will be merged with and into our company, with each outstanding share of our common stock (other than, among other things, (a) shares held by us as treasury stock or by Walgreens or Acquisition Sub (other than shares held on behalf of third parties), (b) shares held by any wholly-owned subsidiary of our company or Walgreens (other than Acquisition Sub), and (c) shares held by holders who are entitled to tender in the Offer and have properly demanded dissenters’ rights under Delaware law), being converted into the right to receive $19.50 in cash. The Merger Agreement provides that we will survive the merger as a wholly-owned subsidiary of Walgreens.
Under the Merger Agreement, at the effective time of the Merger (a) all of our outstanding stock options will be exchanged for a cash payment for each underlying share equal to the difference, if any, between the Merger offer price per share of $19.50 and the exercise price per share of the options, and (b) all amounts contributed to the Option Care, Inc. 2001 Employee Stock Purchase Plan (the “Company ESPP”) between January 1, 2007 and June 30, 2007 will be converted into shares of our common stock based upon the conversion price specified in such plan, and will subsequently be immediately redeemed in the Merger. Any amounts contributed by employees after June 30, 2007 to the Company ESPP will be returned to each such employee.
Pursuant to the terms of the Merger Agreement, effective upon the purchase of shares of our common stock pursuant to the Offer, Walgreens will be entitled to designate a number of directors, rounded up to the nearest whole number, as will give Walgreens representation on our board of directors (the “Company Board”) equal to the product of the total number of members of the Company Board (after giving effect to the directors elected pursuant to this sentence) multiplied by the percentage that the number of shares of our common stock beneficially owned by Walgreens or Acquisition Sub at such time bears to the total number of shares of our common stock then outstanding.
15. Subsequent Events
As described in Note 2, on July 24, 2007 our 2.25% convertible senior notes became convertible as a result of the anticipated Share Acquisition. Pursuant to the terms of the Indenture, the anticipated Share Acquisition allows holders to convert their notes, in $1,000 increments, into cash up to the principal amount of the notes and shares of our common stock equal to the excess of the notes value above $1,000 based upon the then current conversion rate and market price of our common stock. Additionally, upon the occurrence of the “make-whole fundamental change”, the holders will be entitled to receive a make-whole premium calculated pursuant to terms contained in the indenture. We anticipate that immediately prior to the merger being completed, a supplemental indenture will be put in place, effective upon the closing of the merger, providing that at and after the effective time of the merger, upon the surrender for conversion of any of the notes, the holder thereof shall have the right to receive, in lieu of cash and our common stock, the amount of cash that such holder would have been entitled to receive upon the merger had the notes been converted immediately prior to the merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain statements that are or will be forward-looking, such as statements relating to acquisitions and other business development activities, future capital expenditures and the anticipated or potential effects of future regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us, or on our behalf. These risks and uncertainties include, but are not limited to, uncertainties affecting our businesses and our franchisees relating to the anticipated merger with Walgreens, the terms of conversion of our 2.25% convertible senior notes due 2024, discussions with LaSalle Bank National Association regarding the impact of the anticipated merger on our revolving credit facility, acquisitions and divestitures (including integration issues and continuing obligations with respect to completed transactions), sales and renewals of franchises, government and regulatory policies (including federal, state and local efforts to reform the delivery of and payment for healthcare services), general economic conditions (including economic conditions affecting the healthcare industry in particular), the pricing and availability of equipment and services, technological developments and changes in the competitive environment in which we operate. For a more comprehensive description of risks applicable to our business, see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006 and in Item 1.A of this Quarterly Report on Form 10-Q. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.
BUSINESS OVERVIEW
We provide infusion therapy, specialty pharmacy services and other ancillary healthcare services through a national network of company-owned and franchised locations. We contract home infusion pharmacy and related services with managed care organizations, third party payors, hospitals, physicians and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other non-hospital settings. Many of our locations also provide other ancillary healthcare services such as nursing, respiratory therapy and durable medical equipment. We contract specialty infusion and specialty distribution pharmacy services with managed care organizations and physicians to become their specialty pharmacy, dispensing and delivering specialty pharmaceuticals, assisting with clinical compliance information and providing pharmacy consulting services. Our services are provided through our national network of 61 company-owned and managed locations, our 39 franchise-owned pharmacies and our two company-owned, high-volume specialty pharmacy distribution facilities.
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
Merger Agreement
On July 2, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Walgreen Co. (“Walgreens”) and Bison Acquisition Sub Inc, a wholly-owned subsidiary of Walgreens (“Acquisition Sub”). Pursuant to the Merger Agreement, (i) Acquisition Sub commenced a tender offer (the “Offer”) on July 17, 2007 to purchase all of the outstanding shares of our common stock, par value $0.01 per share at a price of $19.50 per share, net in cash without interest, and (ii) following the consummation of the Offer ( which is contingent upon certain conditions, including the tender of shares of our common stock representing the majority of the shares on a fully-diluted basis, obtaining necessary regulatory approvals, and other customary conditions), Acquisition Sub will be merged with and into our company (the “Merger”), with each outstanding share of our common stock (other than, among others, (a) shares held by the us as treasury stock or by Walgreens or Acquisition Sub (other than shares held on behalf of third parties), (b) shares held by any wholly-owned subsidiary of ours or Walgreens (other than Acquisition Sub), and (c) shares held by holders who are entitled to tender in the Offer and have properly demanded dissenters’ rights under Delaware law) being converted into the right to receive $19.50. Pursuant to terms contained within the Merger Agreement, Option Care will survive the Merger as a wholly-owned subsidiary of Walgreens. The Offer will expire at 12:00 midnight at the end of August 13, 2007, unless the Offer is extended.
Under the Merger Agreement, at the effective time of the Merger (a) all of our outstanding stock options will be exchanged for a cash payment for each underlying share equal to the difference, if any, between the Merger offer price per share of $19.50 and the exercise price per share of the options, and (b) all amounts contributed to the Company’s 2001 Employee Stock Purchase Plan (the “Company ESPP”) between January 1, 2007 and June 30, 2007 shall be converted into shares of our common stock based upon the conversion price specified in such plan, and will subsequently be redeemed in the Merger. Any amounts contributed by employees after June 30, 2007 to the Company ESPP shall be returned to each such employee.
Pursuant to the terms of the Merger Agreement, effective upon the purchase of shares of common stock pursuant to the Offer, Walgreens will be entitled to designate a number of directors, rounded up to the nearest whole number, as will give Walgreens representation on our board of directors (the “Company Board”) equal to the product of the total number of members of the Company Board (after giving effect to the directors elected pursuant to this sentence) multiplied by the percentage that the number of shares of common stock beneficially owned by Walgreens or Acquisition Sub at such time bears to the total number of shares of our common stock then outstanding.
The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement, which is incorporated herein by reference to Exhibit 2.1 to this quarterly report on Form 10-Q.
SUMMARIZED INFORMATION ABOUT REVENUE AND GROSS PROFIT
Summarized information about revenues and gross profit from continuing operations for each of our service lines is provided in the following table (amounts in thousands):

	Three Months Ended June 30				Six Months Ended June 30
	2007		2006		2007		2006
		% of		% of		% of		% of
REVENUE	Revenue	Total	Revenue	Total	Revenue	Total	Revenue	Total
Home infusion and related healthcare services	$67,737	35.8%	$64,519	41.1%	$132,177	32.9%	$121,634	39.0%
Specialty infusion pharmacy services	55,142	29.2%	48,496	30.9%	138,227	33.9%	101,707	32.6%
Specialty distribution pharmacy services	63,545	33.6%	40,938	26.0%	127,126	32.1%	83,526	26.7%
Other	2,583	1.4%	3,355	2.1%	4,420	1.1%	5,432	1.7%

Total	$189,007	100.0%	$157,308	100.0%	$401,950	100.0%	$312,299	100.0%

	Three Months Ended June 30				Six Months Ended June 30
	2007		2006		2007		2006
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
GROSS PROFIT	Profit	Profit %	Profit	Profit %	Profit	Profit %	Profit	Profit %
Home infusion and related healthcare services	$30,825	45.5%	$28,415	44.0%	$59,210	44.8%	$53,953	44.4%
Specialty infusion pharmacy services	11,143	20.2%	10,887	22.4%	26,148	18.9%	20,569	20.2%
Specialty distribution pharmacy services	3,755	5.9%	3,247	7.9%	8,081	6.4%	6,746	8.1%
Other	2,583	100.0%	3,355	100.0%	4,419	100.0%	5,432	100.0%

Total	$48,306	25.6%	$45,904	29.2%	$97,858	24.3%	$86,700	27.8%

We derive most of our revenue from contracts with third party payors, such as managed care organizations, insurance companies, self-insured employers and Medicare and Medicaid programs. We have significant managed care contracts with Blue Cross Blue Shield of Florida (“BCBSF”) and Blue Cross Blue Shield of Michigan (“BCBSM”) for the provision of specialty pharmacy services and infusion pharmacy services to their members. For the six months ended June 30, 2007 approximately 22% of our revenue was generated from the combination of these two contracts (11% and 11%, BCBSF and BCBSM contracts, respectively). In the prior year first six months, we generated approximately 13% and 0% of our revenue, respectively, from the BCBSF and BCBSM contracts.
As of June 30, 2007 approximately 12% and 4% of our accounts receivable was due from BCBSF and BCBSM, respectively. As of December 31, 2006, approximately 8% and 4% of our accounts receivable was due from BCBSF and BCBSM, respectively. No other single managed care payor represents more than 10% of our revenue.
We also provide services that are reimbursable through government healthcare programs such as Medicare and state Medicaid programs. For the six months ended June 30, 2007 and 2006, respectively, approximately 21% and 20% of our revenue was generated from government healthcare programs. As of June 30, 2007 and December 31, 2006, respectively, 16% and 19% of our total accounts receivable was due from these government healthcare programs.

RESULTS OF OPERATIONS
The following table shows the results of our operations for the six months ended June 30, 2007 and 2006, expressed in amounts and percentages of revenue (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2007		2006		2007		2006
		% of		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenue:
Home infusion and related healthcare services	$67,737	35.8%	$64,519	41.0%	$132,177	32.9%	$121,634	39.0%
Specialty infusion pharmacy services	55,142	29.2%	48,496	30.9%	138,227	33.9%	101,707	32.6%
Specialty distribution pharmacy services	63,545	33.6%	40,938	26.0%	127,126	32.1%	83,526	26.7%
Other	2,583	1.4%	3,355	2.1%	4,420	1.1%	5,432	1.7%

Total revenue	189,007	100.0%	157,308	100.0%	401,950	100.0%	312,299	100.0%

Cost of revenue:
Cost of goods sold	122,487	64.8%	93,846	59.6%	266,891	66.4%	192,013	61.4%
Cost of services provided	18,214	9.6%	17,558	11.2%	37,201	9.3%	33,586	10.8%

Total cost of revenue	140,701	74.4%	111,404	70.8%	304,092	75.7%	225,599	72.2%

Gross profit	48,306	25.6%	45,904	29.2%	97,858	24.3%	86,700	27.8%

Selling, general and administrative expenses	32,792	17.4%	31,801	20.2%	65,078	16.2%	60,219	19.3%
Provision for doubtful accounts	3,714	2.0%	3,456	2.2%	8,103	2.0%	6,918	2.2%
Depreciation and amortization	1,346	0.7%	1,225	0.8%	2,613	0.7%	2,370	0.8%

Total operating expenses	37,852	20.1%	36,482	23.2%	75,794	18.9%	69,507	22.3%

Operating income	10,454	5.5%	9,422	6.0%	22,064	5.5%	17,193	5.5%
Interest income (expense), net	(370)	(0.2)%	(217)	(0.1)%	(604)	(0.1)%	(209)	(0.1)%
Other expense, net	(92)	—%	(365)	(0.3)%	(240)	(0.1)%	(427)	(0.1)%

Income from continuing operations before income taxes	9,992	5.3%	8,840	5.6%	21,220	5.3%	16,557	5.3%
Income tax provision	3,980	2.1%	3,388	2.1%	8,463	2.1%	5,929	1.9%

Net income from continuing operations	$6,012	3.2%	$5,452	3.5%	$12,757	3.2%	$10,628	3.4%

Discontinued operations:
Loss on discontinued operations, net of income taxes	(76)	(0.1)%	(251)	(0.2)%	(56)	(0.0)%	(637)	(0.2)%

Net income	$5,936	3.1%	$5,201	3.3%	$12,701	3.2%	$9,991	3.2%

Three and Six Months Ended June 30, 2007 and 2006
During the quarter ended June 30, 2007, we generated revenue from continuing operations of $189.0 million, representing an increase of $31.7 million, or 20.2% over the corresponding prior year quarter. Our revenue from continuing operations for the six months ended June 30, 2007 was $402.0 million, representing an increase of $90.0 million, or 28.7% over the prior year. Revenues increased due to a combination of internal growth, significant new contracts, and acquisitions. Our total gross profit margin was 25.6% for the quarter and 24.3% for the six months ended June 30, 2007, compared to 29.2% and 27.8% for the corresponding prior year periods. Our overall gross profit margin declined due to a shift in mix of business between our service lines and a decline in other revenue. Net income from continuing operations increased to $5.9 million in the quarter ended June 30, 2007, an increase of 14.1% over the corresponding prior year period. Our net income from continuing operations for the six months ended June 30, 2007 was $12.7 million, an increase of 27.1% over the prior year period. As a result of our increased revenues, net income from continuing operations per diluted share increased to $0.16 for the quarter ended June 30, 2007 compared to $0.15 in the prior year quarter.
Our operating cash flow was positive for both the quarter and six months ended June 30, 2007. We generated $8.5 million in cash from operations during the six months ended June 30, 2007. We used $37.4 million in cash for acquisitions during the six months ended June 30, 2007, $25.5 million of this total was used to pay additional consideration toward prior year acquisitions and $11.9 million was used to acquire 3 additional businesses. This use of cash for acquisitions required us to borrow against our credit facility with LaSalle Bank National Association. We ended the quarter with no cash and cash equivalents or short term investments and an outstanding loan balance on our credit facility of $16.5 million. As of June 30, 2007, our primarily debt consisted of $86.3 million of 2.25% convertible senior notes (due 2024). These notes became eligible for conversion at the end of the quarter as a result of our common stock’s market price exceeding the required level.
Revenue:
We report our operating results in one segment, consisting of four service lines: home infusion and related healthcare services; specialty infusion pharmacy services; specialty distribution pharmacy services; and other. Our home infusion and related healthcare services and specialty infusion pharmacy services are delivered locally through our 61 company-owned and managed pharmacies. Our specialty distribution pharmacy service line distributes through our two high-volume facilities in Michigan and Florida. Total revenue was $189.0 million for the quarter and $402.0 million for the six months ended June 30, 2007 compared to $157.3 million and $312.3 million in the corresponding prior year periods. Revenue increased $31.7 million, or 20.2% over the corresponding prior year quarter and $90.0 million, or 28.7% over the corresponding prior year six month period. These increases are due to the growth in sales for multiple products and therapies, including Synagis®, the effects of acquisitions completed in 2006 and 2007 and the implementation of significant new managed care relationships.
Home infusion and related healthcare services revenue:
Home infusion and related healthcare services revenue was $67.7 million for the quarter and $132.2 million for the six months ended June 30, 2007 compared to $64.5 million and $121.6 million in the corresponding prior year periods. Revenue increased $3.2 million, or 5.0% over the corresponding prior year quarter and $10.5 million, or 8.7% over the corresponding prior year six month period primarily due to organic sales growth and business acquisitions.
Specialty infusion pharmacy services revenue:
Specialty infusion pharmacy services revenue was $55.1 million for the quarter and $138.2 million for the six months ended June 30, 2007 compared to $48.5 million and $101.7 million in the corresponding prior year periods. Revenue increased $6.6 million, or 13.7% over the corresponding prior year quarter and $36.5 million, or 35.9% over the corresponding prior year six month period. . Our specialty infusion pharmacy revenue grew primarily due to organic growth and business acquisitions, throughout our network of company-owned pharmacies across a wide variety of therapies including our largest revenue-producing specialty drug which was Synagis®. Synagis® is a seasonal drug for the prevention of respiratory syncytial virus (RSV) in premature and other high-risk infants. RSV season runs through the cold months, generally from October through April. Accordingly, our Synagis® revenue declined in our quarter ending June 30, 2007 as the Synagis® season reached its conclusion.
Specialty distribution pharmacy services revenue:
Specialty distribution pharmacy services revenue was $63.5 million for the quarter and $127.1 million for the six months ended June 30, 2007 compared to $40.9 million and $83.5 million in the corresponding prior year periods. Revenue increased $22.6 million, or 55.2% over the corresponding prior year quarter and $43.6 million, or 52.2% over the corresponding prior year six month period. Our specialty distribution pharmacy services revenue grew due to organic growth in our Miramar distribution center and through the implementation of a significant contract with Blue Cross and Blue Shield of Michigan (“BCBSM”) and Blue Care Network (“BCN”) contract which is serviced by our Ann Arbor distribution center.

Other revenue:
Other revenue consists of royalties and other fees generated from our franchised pharmacy network. Other revenue was $2.6 million for the quarter and $4.4 million for the six months ended June 30, 2007 compared to $3.4 million and $5.4 million in the corresponding prior year periods. The decreases of $800,000 and $1.0 million in the quarter and six months ended June 30, 2007 were primarily due to a decline in our franchise termination fees and royalty revenue as a result of franchise terminations and acquisitions.
Cost of revenue:
Cost of revenue consists of the cost of goods sold and the cost of service provided. Our cost of revenue from continuing operations was $140.7 million for the quarter and $304.1 million for the six months ended June 30, 2007, representing increases of 26.3% and 34.8% over the corresponding prior year periods as a result of the revenue increases of 20.2% and 28.7% during these periods.
Cost of goods sold from continuing operations was $122.5 million, or 64.8% of revenue, for the quarter ended June 30, 2007 and $266.9 million, or 66.4% of revenue, for the six months ended June 30, 2007. In the prior year periods, cost of goods sold was $93.8 million, or 59.7% of revenue for the quarter ended June 30, 2006 and $192.0 million, or 61.5% of revenue, for the six months ended June 30, 2006. The increase in cost of goods sold as a percentage of revenue in the current year periods was primarily due to a higher mix of specialty infusion pharmacy services and specialty distribution pharmacy services revenue which have lower margins.
Cost of service consists of salaries and related costs for employees directly involved in patient care, including pharmacists, nurses, therapists and delivery drivers. Cost of service also includes the cost of shipping or delivering products and services to the patient. Our cost of service from continuing operations was $18.2 million, or 9.6% of revenue, for the quarter ended June 30, 2007 and $37.2 million, or 9.3% of revenue, for the six months ended June 30, 2007. In the prior year periods, our cost of service was $17.6 million, or 11.2% of revenue, for the quarter ended June 30, 2006 and $33.6 million, or 10.8% of revenue, for the six months ended June 30, 2006. This decrease in cost of service as a percentage of revenue was due to a higher mix of specialty infusion pharmacy services and specialty distribution pharmacy services revenue over the prior year quarter which has a lower cost of service.
Gross profit margin:
The following table sets forth the gross profit margin for each of our three service lines: specialty pharmacy services; infusion and related healthcare services; and other:

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
		(restated)		(restated)

Gross Margin:
Home infusion and related healthcare services	45.5%	44.0%	44.8%	44.4%
Specialty infusion pharmacy services	20.2%	22.4%	18.9%	20.2%
Specialty distribution pharmacy services	5.9%	7.9%	6.4%	8.1%
Gross profit margin, excluding other revenue	24.5%	27.6%	23.5%	26.5%
Other revenue	100.0%	100.0%	100.0%	100.0%
Total gross profit margin	25.6%	29.2%	24.3%	27.8%
Gross profit margins were 25.6% for the quarter and 24.3% for the six months ended June 30, 2007 compared to 29.2% and 27.8% in the corresponding prior year periods. The decline in gross profit margins primarily reflects a higher mix of specialty infusion pharmacy services and specialty distribution pharmacy service revenue which have lower margins. Within our services lines, our home infusion and related healthcare services gross profit margin from continuing operations was essentially the same as prior year periods with margins of 45.5% and 44.8% for the most recent quarter and six month periods respectively. Gross profit margins for our specialty infusion pharmacy services were 20.2% for the quarter and 18.9% for the six months ended June 30, 2007 compared to 22.4% and 20.2% in the corresponding prior year periods due to a shift in mix. Gross profit margins for our specialty distribution pharmacy services were 5.9% for the quarter and 6.4% for the six months ended June 30, 2007 compared to 7.9% and 8.1% in the corresponding prior year periods. This decrease is due to an unfavorable plan mix within our Blue Cross and Blue Shield of Florida contract and the launch of the Blue Cross and Blue Shield of Michigan / Blue Cross Network relationship.
Selling, general and administrative expenses:
For the quarter ended June 30, 2007, selling, general and administrative expenses from continuing operations were $32.3 million, an increase of $1.0 million, or 3.1% over the prior year period. For the six months ended June 30, 2007, selling, general and administrative expenses were $65.1 million, an increase of $4.9 million, or 8.1%, over the prior year period. The largest increase was in wages and related costs, which increased by $5.5 million during the six months ended June 30, 2007 compared with the corresponding period in 2006. The increase in wages and related costs was due to our increase in staff from business acquisitions completed in 2006 and 2007 as well as an increase in staff to manage our continued growth. Selling, general and administrative expenses as a percentage of revenue were 16.2% and 19.3% for the six months ended June 30, 2007 and 2006 respectively. This decrease as a percentage of revenue is primarily related to the shift in mix toward our high volume specialty distribution pharmacy services and improved operating efficiencies across all service lines.
Provision for doubtful accounts:
Our provision for doubtful accounts for the quarter ended June 30, 2007 was $3.7 million, or 2.0% of revenue, compared to $3.5 million, or 2.2% of revenue, in the prior year quarter. For the six months ended June 30, 2007, our provision for doubtful accounts was $8.1 million, or 2.0% of revenue, compared to $6.9 million, or 2.2% of revenue, in the corresponding prior year period. In general, we record a higher provision for doubtful accounts for revenue generated from our locally delivered services than from our central distribution facilities. This difference in provision rates reflects the difference in collection risk involved in these services as many of our services from our central distribution facilities are billed under pharmacy benefits whereas the services from our local pharmacies are typically billed under major medical benefits and typically require higher patient co-payments and deductibles. The decrease in our provision for doubtful accounts as a percentage of revenue was primarily due to a higher mix of specialty distribution pharmacy services revenue over the prior year quarter.
Depreciation and amortization:
For the quarter ended June 30, 2007, depreciation and amortization expense from continuing operations was $1.3 million, an increase of $.1 million, or 9.9%, over the corresponding prior year period. For the six months ended June 30, 2007, , depreciation and amortization expense was $2.6 million, an increase of $.2 million, or 10.3%, over the prior year period. This increase is primarily related to depreciation of tangible assets and amortization of intangible assets purchased in 2006 and 2007. The depreciation expense contained within this line item relates to non-revenue producing assets only, such as furniture and fixtures and leasehold improvements. Depreciation for revenue-producing equipment such as rental medical equipment and delivery vehicles is included in cost of revenue.
Operating income:
Our operating income from continuing operations was $10.5 million in the quarter ended June 30, 2007 representing an increase of $1.0 million, or 11.0%, over the prior year quarter. For the six months ended June 30, 2007, operating income was $22.1 million, an increase of $4.9 million, or 28.3%, over the prior year period. This increase resulted primarily from an increase in total revenues. As a percentage of revenue, our operating income was 5.5% for the quarter ended June 30, 2007 compared to 6.0% for the corresponding prior year quarter. For the six months ended June 30, 2007, our operating income was 5.5% of revenue and was equal to the prior year period.
Interest income/(expense):
Our interest expense from continuing operations was $370,000 for the quarter and $604,000 for the six months ended June 30, 2007 compared with $217,000 and $427,000 for the corresponding prior year periods. Our short-term debt consists principally of $86.3 million of 2.25% convertible senior notes, due 2024. Our interest expense on these notes for the quarters ended June 30, 2007 and 2006 was approximately $485,000. Our long-term debt consists principally of $16.5 million in borrowings drawn on our $35 million credit facility with LaSalle. Excess short term cash balances are invested in commercial paper, variable-rate bonds and preferred stocks and other related instruments.
Income taxes:
Our income tax provision from continuing operations was $4.0 million for the quarter and $8.5 million for the six months ended June 30, 2007 compared with $3.4 million and $5.9 million for the corresponding prior year periods. As a percentage of pre-tax income, our provision for income taxes was 39.8% for the quarter and 39.9% for the six months ended June 30, 2007 compared to 38.3% for the quarter and 35.8% for the six months ended June 30, 2006. The lower provision rate of 35.8% in the six months ended June 30, 2006 was primarily due to adjustments recorded to reduce an excess provision from the end of 2005. Additionally, we experienced an increase in income taxes as a percentage of pre-tax income in the six months ended June 30, 2007 due to a shift in income toward states with higher tax rates.
Net income from continuing operations:
Our net income from continuing operations was $5.9 million for the quarter and $12.7 million for the six months ended June 30, 2007 compared to $5.2 million for the quarter and $10.0 million for the six months ended June 30, 2006. This 14.1% increase quarter over quarter and 27.1% increase six months over six months was primarily due to the growth in revenue from organic growth, significant new contracts, and revenues from acquisitions in 2006. As a percentage of revenue, our net income was 3.1% for the quarter and 3.2% for six months ended June 30, 2007 compared to 3.3% for the quarter and 3.2% for the six months ended June 30, 2006.
Diluted shares & earnings per share:
For the quarter ended June 30, 2007, our diluted shares were 36.9 million compared to 35.2 million for the corresponding prior year quarter. For the six months ended June 30, 2007, diluted shares were 36.5 million compared to 35.2 million for the corresponding prior year period. The increase of 1.7 million diluted shares outstanding for the quarter ended June 30, 2007 compared with the corresponding quarter ended June 30, 2006 was primarily due to an increase of approximately 1.0 million shares related to our $86.3 million of 2.25% convertible senior notes due 2024. These notes are dilutive to the extent that the weighted average market price of our common stock exceeds the conversion price of the notes, currently $11.96 per share. Other increases in shares outstanding were due to shares issued and issuable under the employee stock purchase plan and stock option plan and shares issued for acquisitions. Our earnings per diluted share from continuing operations were $0.16 for the quarter and $0.35 for the six months ended June 30, 2007, compared to $0.15 and $0.30 per diluted share for the corresponding periods in the prior year. These increases were due to our increases in net income from continuing operations.
LIQUIDITY AND CAPITAL RESOURCES
During the six months ended June 30, 2007, we financed our operations and business acquisitions through operating cash flows, the use of our cash reserves, sales of our short-term investments and borrowing under our credit facility. During the six months ended June 30, 2007, we generated $8.5 million in positive cash flow from operations. We used $37.4 million in cash during this period for business acquisitions. As of June 30, 2007, we had no cash or short-term investments and had revolving debt totaling $16.5 million and total long-term debt of $86.3 million.
On May 5, 2006, we signed a $35 million revolving Credit Agreement with LaSalle Bank National Association. This agreement grants us the option to increase the credit commitment from $35 million to a maximum of $100 million during the first two years of the agreement. During the quarter ended June 30, 2007, we financed our operations and acquisition activities in part through borrowings of $16.5 million from this credit facility. Our cash and cash equivalents decreased by $7.5 million during the quarter ended June 30, 2007 as our payments for acquisitions exceeded the cash proceeds from our positive operating cash flows and cash generated from the issuance of common stock.
Operating Cash Flows:
We generated $8.5 million in positive cash flow from operations in the six months ended June 30, 2007. This positive cash flow was primarily the result of our net income of $12.7 million in the current year period, plus non-cash expenses of $13.6 million, partially offset by increased account receivable levels of $8.8 million and our payment of accounts payable of $8.2 million. Additionally, timing of income tax payments resulted in a decrease of $1.1 million.
Investing Cash Flows:
Overall, we used $37.5 million in investing activities during the six months ended June 30, 2007. We used $37.4 million in cash to complete business combinations and pay additional consideration due on prior year acquisitions. We generated $5.7 million in cash from the net sale of short-term investments to provide the cash to complete these acquisitions. We also used $5.7 million in the six months ended June 30, 2007 to acquire depreciable assets, of which $3.5 million was used for infrastructure items such as furniture and fixtures and computer hardware and software, while $2.2 million was used to acquire revenue-generating medical equipment such as infusion pumps and durable medical equipment.
We used $7.6 million in cash in investing activities during the six months ended June 30, 2006. Of this total, we used $38.8 million in cash to complete business combinations and pay additional consideration due on prior year acquisitions. We generated $37.0 million in cash from the net sale of short-term investments to provide the cash to complete these acquisitions. We also used $5.8 million in the six months ended June 30, 2006 to acquire depreciable assets, of which $4.1 million was used for infrastructure items such as furniture and fixtures and computer hardware and software, while $1.7 million was used to acquire revenue-generating medical equipment such as infusion pumps and durable medical equipment.
Financing Cash Flows:
We generated $18.2 million from financing activities in the six months ended June 30, 2007. We generated $16.5 million in borrowings under our $35 million credit agreement with LaSalle Bank National Association, we generated $2.0 million from issuance of stock related to employee stock option exercises and purchases under our employee stock purchase plan, and we recognized $32,000 in income tax benefit from employee stock option exercises. These positive cash flow items were offset by our payment of $1.4 million in dividends to our shareholders.
Financing activities generated a net $1.8 million in positive cash flow during the six months ended June 30, 2006. We generated $2.6 million from issuance of stock related to employee stock option exercises and purchases under our employee stock purchase plan, and recognized $600,000 in income tax benefit from employee stock option exercises. These positive cash flow items were offset by our payment of $1.3 million in dividends to our shareholders and payment of $100,000 in fees related to completing our $35 million credit agreement with LaSalle Bank National Association.

Convertible Senior Notes:
Our short-term debt consists principally of $86.3 million of 2.25% convertible senior notes, due 2024. On November 2, 2004, we completed the offering of $75 million of these notes through a private placement to qualified institutional buyers. The initial purchasers were granted the option to purchase up to an additional $11.25 million principal amount of notes and exercised this option in full on November 9, 2004. We incurred deferred financing costs of $3.2 million related to this offering, consisting of underwriting, legal and other related costs. These costs are being amortized over a five-year period. See “Note 2, Short-Term Debt” in our Notes to Condensed Consolidated Financial Statements for additional information.
Credit Agreement with LaSalle Bank N.A.:
As of June 30, 2007, the outstanding debt balance pursuant to our Credit Agreement with LaSalle Bank N.A. was $16.5 million. We borrowed these funds in the quarter ended June 30, 2007 primarily to cover business acquisition payments. In the quarter ended June 30, 2007, we recorded interest expense of $79,000 related to our outstanding borrowings and recorded non-use fees of $12,000 related to the unused portion of the $35 million revolving credit facility. See “Note 2, Short-term and Long-Term Debt” in our Notes to Condensed Consolidated Financial Statements for additional information.
Accounts Receivable:
The following table sets forth information regarding our accounts receivable as of the dates indicated (dollar amounts in thousands):

	June 30,	March 31,	December 31,
	2007	2007	2006

Accounts receivable	$137,373	$142,845	$133,239
Less allowance for doubtful accounts	(11,397)	(12,234)	(10,736)

Accounts receivable, net of allowance for doubtful accounts	$125,976	$130,611	$122,503

Days sales outstanding (DSO)(1)	63 days	55 days	56 days

(1)	DSO is calculated using the exhaustion method, whereby the net accounts receivable balance is exhausted against each preceding month’s or partial month’s net revenue. The DSO calculation excludes revenue not related to patient care, such as franchise royalties and other fees and software license and support revenue, and trade accounts receivable purchased in business acquisitions.
Our accounts receivable, net of bad debt reserves, was $126.0 million as of June 30, 2007 compared to $122.5 million as of December 31, 2006. This increase in accounts receivable was due to lower cash collections in the quarter ended June 30, 2007. Our days sales outstanding (DSO) increased to 63 days for the quarter ended June 30, 2007 from 56 days for quarter ended March 31, 2007.
The following table sets forth the percentage breakdown of our trade accounts receivable by aging category and by major payor as of the dates indicated:

	June 30,	March 31,	December 31,
	2007	2007	2006
By Aging Category (1):
Aged 0-90 days	65%	71%	71%
Aged 91-180 days	17%	14%	14%
Aged 181-365 days	12%	10%	11%
Aged over 365 days	6%	5%	4%

Total	100%	100%	100%

By Payor Type:
Managed care and other payors	84%	81%	81%
Medicare and Medicaid	16%	19%	19%

Total	100%	100%	100%

(1)	Accounts receivable by aging category considers only accounts of our home infusion and related healthcare services, specialty infusion pharmacy services, and our specialty distribution pharmacy services lines. The shift in accounts receivable toward older aging categories was due to a number of factors, primary of which was an increased aging of our Blue Cross Blue Shield of

Florida accounts receivable due to that payers failure to timely adjudicate claims. OptionCare is working with the payer to resolve this issue.
Capital Resources:
As of June 30, 2007, we had a cash overdraft of $1.2 million, no short-term investments and a balance of $16.5 million owed under our credit facility with LaSalle Bank. As of December 31, 206, we had cash and cash equivalents of $3.2 million, short-term investments of $5.7 million and no balance under our credit facility. Our move from a net cash position to a net borrowing position during the six months ended June 30, 2007 was due to our business acquisition activities during this period.
We expect that cash flow from operations, plus available credit under our $35 million revolving Credit Agreement with LaSalle Bank, N.A. will be sufficient to meet our operating cash needs for the immediate future, including any interest due on our $86.3 million of 2.25% convertible senior notes, due 2024. However, pursuant to the Credit Agreement, LaSalle Bank National Association could accelerate the balance of all loans under the Credit Agreement if we convert more than $15 million in principal amount of our convertible senior notes. All of our convertible senior notes are currently convertible at the option of the holders. (See “Note 2, Short-term and Long-term Debt” in our Notes to Condensed Consolidated Financial Statements for additional information.) In the event that additional capital is required, there can be no assurance that such capital can be obtained from other sources on terms acceptable to us, if at all.
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
Goodwill and Other Intangible Assets
The following table sets forth the net value of our goodwill and other intangible assets as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Goodwill, net of accumulated amortization	$202,247	$165,323
Other intangible assets, net of accumulated amortization	$1,057	$1,173

Total intangible assets, net of accumulated amortization	$203,304	$166,496

Other intangible assets consist of non-compete agreements, contracts and patient records acquired through business acquisitions. For the six months ended June 30, 2007, goodwill increased $36.9 million as a result of additional consideration paid and payable related to prior year acquisitions. For the six months ended June 30, 2007, other intangible assets decreased by approximately $116,000 primarily as a result of amortization during the period.
As required by Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we do not amortize goodwill, but test our goodwill for impairment annually each October 1, or whenever we identify events or conditions that could potentially result in impairment of our goodwill. During the quarter ended June 30, 2007, no indicators of impairment of goodwill were identified.
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
Additionally, the Administrative Simplification provisions address electronic health care transactions and the security of electronic health information systems. Providers are required to comply with the standards by specific compliance dates established by HHS. For standards relating to electronic health care transactions, all providers were required to comply by October 16, 2003. The security standards applicable to individually identifiable health information maintained electronically were required to be implemented by April 21, 2005. We were materially compliant with these standards by the applicable compliance date. The standards for a unique national health identifier for providers used in connection with the electronic healthcare transactions were originally required to be implemented by May 23, 2007, by when we were materially compliant with this requirement. HHS extended the deadline for full compliance to May 23, 2008, and stated that it will “not impose penalties on covered entities that deploy contingency plans (in order to ensure the smooth flow of payments) if they have made reasonable and diligent efforts to become compliant.”
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk primarily in relation to borrowing pursuant to our revolving Credit Agreement with LaSalle Bank, N.A. In prior periods, we have also been subject to market risk related to our cash and short-term investments. As of June 30, 2007, we had $86.3 million in fixed rate debt, primarily related to our 2.25% senior convertible notes and $16.5 million in variable-rate debt related to borrowings under our LaSalle Bank Credit Agreement. We pay interest under our Credit Agreement based on either prime or LIBOR rates and utilize a mix of LIBOR maturities based on our anticipated cash flow needs to minimize our interest expense. The following table sets forth our cash and cash equivalents, short-term investments and variable-rate debt as of June 30, 2007, March 31, 2007 and December 31, 2006 (in thousands):

	June30,	March 31,	December 31,
	2007	2007	2006
Cash and cash equivalents, unrestricted	$—	$7,542	$3,171
Cash, restricted (1)	—	—	7,554

Total cash and cash equivalents	—	7,542	10,725

Short-term investments (2)	—	9,500	5,700

Total cash and cash equivalents and short-term investments	$—	$17,042	$16,425

Variable-rate debt (3)	$16,500	$—	$—

(1)	The restricted cash was related to our issuance of 559,700 shares of stock to the sellers of Trinity Homecare, LLC, which is a business we acquired during 2006. The restriction was subsequently lifted upon our registration of the issued shares on January 31, 2007.

(2)	Short-term investments consisted of commercial paper and other investments having a maturity of greater than three months at time of purchase. Short-term investments also consists of municipal variable rate demand notes, preferred stock and similar instruments with maturities greater than ten years, but which contain provisions for the periodic adjustment of interest rate to market, generally each 28 or 35 days.

(3)	Variable-rate debt consisted of borrowings under our revolving Credit Agreement with LaSalle Bank, N.A.
While we attempt to minimize market risk and maximize return, changes in market conditions may significantly affect the interest expense we incur on our variable-rate debt. Based on our variable-rate debt balance at June 30, 2007, a 1% percent increase in interest rates would increase our interest expense by $165,000 on an annualized basis.
ITEM 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2007. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2007 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We currently maintain insurance for general and professional liability claims in the amount of $1 million per claim and $3 million in aggregate per policy year, plus $10 million in umbrella coverage. Accordingly, the maximum coverage for a first claim in any policy year is $6 million, and the maximum aggregate coverage for all claims in a policy year is $8 million. We also require each franchisee to maintain general liability and professional liability insurance covering both the franchisee and us, at coverage levels that we believe to be sufficient. These policies provide coverage on a claims-made or occurrence basis and have certain exclusions from coverage. These insurance policies generally must be renewed annually. There can be no assurance that our insurance coverage will be adequate to cover liability claims that may be asserted against us.
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
In addition to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2006, following are additional risk factors that were identified during the current period.
The entry into the Merger Agreement, the Offer and the anticipated Merger may be disruptive to our business.
The public announcement of the entrance into the Merger Agreement with Walgreens and Acquisition Sub, as described above under Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Overview,” may adversely affect our ability to attract new customers, may cause our current customers to make purchases from our competitors, or may result in confusion and uncertainty for our customers, potential customers, suppliers and other business partners. Any of these actions may cause these companies to change or terminate their business relationship with us. Any of these actions could potentially adversely affect our financial condition and results of operations.
In addition, our key employees may seek other employment opportunities as a result of the proposed transactions. Further, we may not be able to attract and retain key management, sales, marketing, professional, financial and other personnel in the event that key employees leave as a result of these actions. If we are unable to retain or attract qualified personnel, there could be a material adverse effect on our business and results of operations.
If our planned acquisition by Walgreens is not completed, our business, operating results and stock price may be adversely affected.
If the Offer and the Merger are not completed, we could suffer a number of consequences that could adversely affect our business, operating results and stock price, including the following:
•	the market price of our common stock could be materially adversely affected following an announcement that the Offer and the Merger have been abandoned;

•	we could, under certain circumstances, be required to pay Walgreens a termination fee of $25.8 million and/or reimbursement of its expenses, up to a maximum of $5 million, however any amount received by Walgreens as expense reimbursement will reduce the amount of the termination fee, if subsequently payable;

•	we could, under certain circumstances, remain liable for all of our costs related to the transaction, such as legal, accounting and certain investment banking fees, and we expect these costs to be significant; and

•	activities relating to the Offer and the Merger may divert our management’s attention from our business and cause disruptions among our employees and our relationships with customers and business partners, thus detracting from our ability to grow revenue and minimize costs and possibly leading to a loss of revenue and market position that we may not be able to regain if the transaction does not occur.
The transactions contemplated under the Merger Agreement result in certain required notices and application filings with and approvals by various governmental agencies which may affect our licenses, permits and other authorizations to operate.
Where new licenses are required in connection with the transactions contemplated under the Merger Agreement and we cannot continue to operate under our existing licenses until the new licenses are issued, continuing to operate under our existing licenses could subject us to monetary sanctions or suspension from, or revocation of our licenses by, the applicable governmental agency and may result in nonpayment or recoupment by private and governmental payors. Furthermore, if we are required to close locations until new licenses are issued, in loss of revenue will result and may render it difficult to reestablish patient, provider and employee relationships upon re-opening.
The transactions contemplated under the Merger Agreement may result in required notice and application filings with and approvals by various governmental payors, which may result in delay in recognition or loss of revenues from such governmental payors.
We participate in and receive reimbursement from various governmental payor programs (e.g., State Medicaid programs). In the event that the transactions contemplated under the Merger Agreement result in a governmental payor requiring us to submit an application for a new billing number and deactivating our existing billing number, we will only be entitled to bill such governmental payor to the extent that a billing number is active for the date a particular service is rendered. If the governmental payor deactivates the existing billing number and activates the new billing number effective as of the same date, we may have a delay in recognizing revenues to the extent that the delay in issuance of the new billing number causes us to hold bills we otherwise would have submitted in the normal course. Alternatively, in the event that there is a lag between the time that the existing billing number is deactivated and the new billing number is activated, we will not be able to bill such governmental program for services rendered during such time.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Securities Holders
We held our annual meeting of our stockholders on May 4, 2007. At that meeting, our stockholders were asked to consider and vote upon the following matters.
1. Election of one member to the Board of Directors to hold office for a three-year term or until a successor is duly elected and qualified. The nominee, who was listed in our proxy statement, was elected for a three-year term, with the results of voting as follows:

	VOTES FOR	VOTES WITHHELD
Jerome F. Sheldon	25,255,440	2,448,204
There were no broker non-votes.
2. Approve the adoption of the Option Care, Inc. 2007 Incentive Plan, replacing the expiring Amended and Restated Stock Incentive Plan (1997). The proxy voting results were as follows:

			BROKER NON-
VOTES FOR	VOTES AGAINST	ABSTAIN	VOTES
14,473,474	10,163,958	14,265	3,051,947

3. Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year 2007. The proxy voting results were as follows:

VOTES FOR	VOTES AGAINST	ABSTAIN
27,529,579	162,883	11,181
ITEM 5. Other Information
None.
ITEM 6. Exhibits
See Exhibit Index.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTION CARE, INC.
Date: August 9, 2007	By:	/s/ Paul Mastrapa
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number
2.1	Agreement and Plan of Merger, dated as of July 2, 2007, among Option Care, Inc., Walgreen Co. and Bison Acquisition Sub Inc. Filed as Exhibit 2.1 to our Current Report on Form 8-K filed July 3, 2007 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Exchange Act.